Form 10-Q
period 2023-06-30
Comstock Inc.
filed 2023-08-10
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

The number of shares outstanding of Common Stock, $0.000666 par value per share, on August 8, 2023 was 109,862,893.

COMSTOCK INC.
FORM 10Q
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

This page intentionally left blank.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

COMSTOCK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2023	December 31, 2022
ASSETS

Current Assets:
Cash and cash equivalents	$1,585,713	$2,521,772
Notes receivable and advances, net - current portion	5,941,267	5,012,275
Investments	11,617,710	—
Assets held for sale	20,638,942	21,684,865
Deposits - current portion	520,098	809,583
Prepaid expenses and other current assets	818,511	739,118
Total current assets	41,122,241	30,767,613

Noncurrent Assets:
Investments	13,460,353	18,784,327
Mineral rights and properties	13,302,013	12,571,418
Properties, plant and equipment, net	13,612,438	13,474,094
Reclamation bond deposit	2,782,954	2,727,815
Notes receivable and advances, net	982,079	959,318
Intangible assets, net	16,662,779	17,663,681
Finance lease - right of use asset, net	2,968,414	2,911,458
Other assets	90,950	194,035
Total noncurrent assets	63,861,980	69,286,146

TOTAL ASSETS	$104,984,221	$100,053,759

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,052,223	$714,077
Accrued expenses and other liabilities	2,384,009	1,719,597
Deposits	410,100	422,603
Deferred gain	1,437,563	—
Derivative liabilities	7,786,334	14,545,800
Liabilities, held for sale	27,803,564	12,021,566
Finance lease - right of use lease liability	855,417	409,143
Debt, net - current portion	2,620,567	1,795,890
Total current liabilities	44,349,777	31,628,676

Long Term Liabilities:
Reclamation liability	5,412,612	5,226,505
Finance lease - right of use lease liability, non-current portion	—	406,968
Debt, net - non-current portion	3,736,793	6,121,443
Other liabilities	394,548	306,708
Total long-term liabilities	9,543,953	12,061,624

Total liabilities	53,893,730	43,690,300

COMMITMENTS AND CONTINGENCIES (Note 10)

Stockholders' Equity
Preferred Stock $.000666 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.000666 par value, 245,000,000 shares authorized, 105,876,509 and 91,442,018 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	70,393	60,660
Treasury stock 2,605,323 and 2,605,323 shares, at cost, at June 30, 2023 and December 31, 2022, respectively	(3,360,867)	(3,360,867)
Additional paid-in capital	354,384,981	348,390,556
Accumulated deficit	(302,628,857)	(291,491,432)
Total equity - Comstock Inc.	48,465,650	53,598,917
Non controlling interest	2,624,841	2,764,542
Total stockholders' equity	51,090,491	56,363,459
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$104,984,221	$100,053,759

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$35,325	$52,925	$66,075	$107,550

Operating expenses:
Selling, general and administrative expenses	3,498,852	2,508,573	6,885,824	4,911,339
Research and development	1,763,304	2,579,150	3,031,683	3,774,568
Depreciation & amortization	704,881	808,894	1,335,922	1,653,423
Gain on sale of equipment	—	—	(178,193)	—
Total operating expenses	5,967,037	5,896,617	11,075,236	10,339,330

Loss from operations	(5,931,712)	(5,843,692)	(11,009,161)	(10,231,780)

Other Income (Expense)
Gain (loss) on investments	—	(298,801)	—	52,823
Interest expense	(376,161)	(312,026)	(991,339)	(636,750)
Interest income	61,018	1,491	106,875	358,352
Change in fair value of derivative instruments	1,564,617	(8,190,000)	2,263,212	(5,125,000)
Gain (loss) on conversion of debt	32,800	—	(237,656)	—
Impairment of intangible assets	—	—	—	(338,034)
Impairment of investments and note receivable, net recovery	—	895,204	—	(3,243,651)
Other income (expense)	(855,151)	(342,773)	(1,318,262)	(1,473,580)
Total other income (expense), net	427,123	(8,246,905)	(177,170)	(10,405,840)

Net loss	(5,504,589)	(14,090,597)	(11,186,331)	(20,637,620)

Net loss attributable to noncontrolling interest	(36,101)	(323,751)	(48,906)	(492,219)

Net loss attributable to Comstock Inc.	$(5,468,488)	$(13,766,846)	$(11,137,425)	$(20,145,401)

Weighted average common shares outstanding, basic and diluted	101,374,933	68,673,115	98,173,844	68,012,760

Earnings per Share - Basic and Diluted:
Net loss per share - basic and diluted	$(0.05)	$(0.20)	$(0.11)	$(0.30)

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional	Accumulated	Treasury Stock	Non-Controlling
	Shares	Amount	Paid in Capital	Deficit	Amount	Interest	Total
BALANCE - January 1, 2022	71,207,832	$47,065	$338,936,145	$(245,542,688)	$(3,870,000)	$3,400,000	$92,970,522

Common stock received and cancelled in the rescission of the LPB transaction	(3,500,000)	(2,331)	(5,107,669)	—	—	—	(5,110,000)
Common stock issuance costs	—	—	(70,000)	—	—	—	(70,000)
Capital contribution to LINICO by Aqua Metals	—	—	176,695	—	—	323,305	500,000
Employee and director share-based compensation	—	119	108,480	—	—	—	108,599
Sales of treasury shares (1,485 common shares)	—	—	805	—	1,916	—	2,721
Net loss	—	—	—	(6,378,555)	—	(168,468)	(6,547,023)
BALANCE - March 31, 2022	67,707,832	$44,853	$334,044,456	$(251,921,243)	$(3,868,084)	$3,554,837	$81,854,819

Issuance of common stock for Haywood lease	1,500,000	999	2,294,001	—	—	—	2,295,000
Tysadco private placement funding	3,076,923	2,049	1,997,951				2,000,000
Issuance of common stock	4,377,697	2,916	3,457,084	—	—	—	3,460,000
Issuance of common stock for stock issuance costs	829,597	553	839,447	—	—	—	840,000
Common stock issuance costs	—	—	(1,053,000)	—	—	—	(1,053,000)
Common stock received and cancelled in connection with employee termination	(720,000)	(480)	480	—	—	—	—
Employee and director share-based compensation	—	—	113,580	—	—	—	113,580
Repurchase of employee stock options	—	—	(12,195)	—	—	—	(12,195)
Exercise of employee stock options	50,000	33	27,967	—	—	—	28,000
Net loss	—	—	—	(13,766,846)	—	(323,751)	(14,090,597)
BALANCE - June 30, 2022	76,822,049	$50,923	$341,709,771	$(265,688,089)	$(3,868,084)	$3,231,086	$75,435,607

BALANCE - January 1, 2023	91,442,018	$60,660	$348,390,556	$(291,491,432)	$(3,360,867)	$2,764,542	$56,363,459

Issuance of common stock	6,090,276	4,056	2,145,944	—	—	—	2,150,000
Common stock issuance costs	—	—	(607,620)	—	—	—	(607,620)
Issuance of common stock for stock issuance costs	963,445	642	349,358	—	—	—	350,000
Issuance of common stock for conversion of debt and accrued interest	4,539,413	3,023	1,659,700	—	—	—	1,662,723
Employee and director share-based compensation	—	120	126,168	—	—	—	126,288
LINICO dividends earned by AQMS not distributed	—	—	—	—	—	(44,703)	(44,703)
Net loss	—	—	—	(5,668,937)	—	(12,805)	(5,681,742)
BALANCE - March 31, 2023	103,035,152	$68,501	$352,064,106	$(297,160,369)	$(3,360,867)	$2,707,034	$54,318,405

Issuance of common stock	619,352	412	499,588	—	—	—	500,000
Issuance of common stock for conversion of debt and accrued interest, net shares returned	1,951,248	1,300	1,667,632	—	—	—	1,668,932
Issuance of common stock in lieu of payment of interest	270,757	180	107,327	—	—	—	107,507
Employee and director share-based compensation	—	—	46,328	—	—	—	46,328
LINICO dividends earned by AQMS not distributed	—	—	—	—	—	(46,092)	(46,092)
Net loss	—	—	—	(5,468,488)	—	(36,101)	(5,504,589)
BALANCE - June 30, 2023	105,876,509	$70,393	$354,384,981	$(302,628,857)	$(3,360,867)	$2,624,841	$51,090,491

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six-Months Ended June 30,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(11,186,331)	$(20,637,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	335,473	282,907
Amortization of finance leases	23,652	259,904
Amortization on discount associated with finance leases	212,649	—
Amortization of debt discount and other debt-related items	479,065	86,100
Amortization of intangibles	1,000,902	1,110,970
Accretion of reclamation liability	186,107	185,919
Issuance of common stock in lieu of payment of interest	107,507	—
Gain on sale of equipment	(178,193)	—
Loss on conversion of debt	237,656	—
Employee and director share based compensation	172,616	222,060
Change in fair value of derivative instruments	(2,263,212)	5,125,000
Change in fair value of investments	765,000	33,440
Loss on sale of equity securities	—	518,737
Share of net loss of equity-method investments	806,264	578,819
Impairment of MCU-P note receivable	—	733,731
Loss on write off of investments in MCU and MCU-P, net of recovery	—	2,455,333
Impairment of Flux Photon intangibles	—	338,035
Other	(24,605)	24,493

Changes in operating assets and liabilities:
Prepaid expenses	(79,391)	(31,320)
Deposits - asset	289,485	75,300
Other assets	78,976	78,210
Accounts payable	213,124	717,607
Accrued expenses, other liabilities and deposits	720,226	127,672
Deferred gain	1,425,000	—
Net cash provided by (used in) operating activities	(6,678,030)	(7,714,703)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds received associated with the agreement to sell the Facility	21,000,000	—
Purchase of Aqua Metals Transfer LLC and Facility (Note 8)	(12,000,000)	—
Recovery of funds from MCU and MCU-P	—	895,204
Acquisition of intangible	—	(500,000)
Payments on contractual commitments associated with derivatives	(3,500,000)	—
Advances to Sierra Springs Opportunity Fund, Inc.	(935,000)	(1,300,000)
Proceeds from repayment by Sierra Springs Opportunity Fund, Inc.	—	1,300,000
Proceeds from Tonogold option agreement	—	750,000
Payments on Haywood land lease and acquisition	—	(50,000)

	Six-Months Ended June 30,
	2023	2022
Investment in Quantum Generative Materials LLC	—	(750,000)
Additions to construction in progress	—	(180,522)
Proceeds from sale of equity securities	—	933,129
Purchase of mineral and property, plant and equipment	(816,071)	(587,002)
Other	(47,288)	5,336
Net cash provided by (used in) investing activities	3,701,641	516,145

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	2,650,000	5,460,000
Payments on finance leases	(352,050)	(63,626)
Capital contributed to LINICO from AQMS	—	500,000
Common stock issuance costs	(257,620)	(283,000)
Other	—	18,311
Net cash provided by financing activities	2,040,330	5,631,685
Net increase (decrease) in cash and cash equivalents	(936,059)	(1,566,873)
Cash and cash equivalents at beginning of period	2,521,772	5,912,188
Cash and cash equivalents at end of period	$1,585,713	$4,345,315

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Haywood land lease and acquisition	$—	$2,050,000
Issuance of common shares for Haywood land lease and acquisition	$—	$245,000
Issuance of common shares for debt conversion and accrued interest	$3,331,656	$—
Return of common stock in connection with conversion of debt and accrued interest	$(121,193)	$—
Investment shares received on sale of Facility	$9,365,000	$—
Return of investment shares in lieu of escrowed funds	$(1,500,000)	$—
Issuance of common shares for due diligence and commitment fees	$350,000	$840,000
Common stock received in the rescission of the LPB transaction	$—	$5,110,000
Tonogold note receivable exchanged for option	$—	$(6,650,000)

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

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Comstock Inc. and its wholly-owned subsidiaries, Comstock Fuels Corporation ("Comstock Fuels"), Comstock Metals Corporation ("Comstock Metals") and its 88.22% owned subsidiary LINICO Corporation ("LINICO"), Comstock Innovation Corporation (“Comstock Innovations”), Comstock IP Holdings LLC ("Comstock IP Holdings"), Comstock Engineering Corporation ("Comstock Engineering"), Comstock Mining LLC, Comstock Processing LLC, Comstock Northern Exploration LLC, Comstock Exploration and Development LLC, Comstock Real Estate Inc., Comstock Industrial LLC, MANA Corporation ("MANA"), Downtown Silver Springs LLC ("DTSS"), Aqua Metals Transfer LLC and MCU Philippines, since its acquisition in June 2022. Intercompany transactions have been eliminated. The condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Operating results for the three and six-months ended June 30, 2023 may not be indicative of full year 2023 results.

In management's opinion, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of June 30, 2023, and our results of operations, changes in equity for the three and six-months ended June 30, 2023 and 2022, and our cash flows for the six-months ended June 30, 2023 and 2022.

DESCRIPTION OF THE BUSINESS

Comstock innovates and commercializes technologies that enable systemic decarbonization and circularity by efficiently converting under-utilized waste and renewable natural resources into fuels, metals and electrification products that contribute to balancing global uses and emissions of carbon and accelerate more efficient and effective mineral and material discoveries.

Our strategic plan is based on innovating and enabling material science solutions and using our technologies to reduce reliance on long cycle fossil fuels, to shift to and maximize throughput of short cycle fuels, and to lead and support the adoption and growth of profitable, balanced, short cycle ecosystems that continuously offset, recycle, and/or neutralize carbon emissions.

Comstock Fuels – Most renewable fuels draw from the same feedstock pool, primarily vegetable oils, but the total supply can only meet a small fraction of the demand. Our technologies unblock that constraint by converting abundant, lignocellulosic biomass into biointermediates for refining into renewable fuels.

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

Comstock Mining – We own or control twelve square miles of patented and unpatented mining claims and surface parcels, covering six and a half miles of continuous mineral strike length. We enhanced the value of a small portion of our properties in the past year with two SK-1300 technical reports estimating Measured and Indicated resources containing 605,000 ounces of gold and 5,880,000 ounces of silver, plus Inferred resources containing 297,000 ounces of gold and 2,572,000 ounces of silver. We have amassed one of the largest historical and current data repositories for the Comstock historic district and plan on enhancing that data with hyperspectral orbital imaging and generative artificial intelligence (“AI”) solutions that provide prospecting analytics and enable more effective mineral discovery.

Artificial Intelligence –Quantum Generative Materials LLC ("GenMat"), our 48% owned investment, has developed and launched a new generative AI to simulate critical properties of known materials during calibration testing late last year. GenMat also plans on using its AI to simulate new material characteristics. GenMat's generative AI models can be employed today for commercial use on GenMat's existing high-performance computing platform, well before quantum computers become mainstream.

The Company’s strategic investment in the Sierra Springs Opportunity Fund ("SSOF") and its subsidiaries further demonstrates our commitment to and support of sustainable economic growth in our northern Nevada communities.

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Financial Statements are prepared on the going concern basis of accounting that assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has had recurring net losses from operations and had an accumulated deficit of $302.6 million at June 30, 2023. For the six-months ended June 30, 2023, the Company recognized a net loss of $11.1 million and cash and cash equivalents decreased by $0.9 million from $2.5 million at December 31, 2022 to $1.6 million at June 30, 2023. The Company intends to fund our operations over the next twelve months from existing cash and cash equivalents, planned sales of non-strategic assets and other investments, leasing cash inflows on certain mineral properties, and planned licensing, sales and cash inflows from our lignocellulosic and metal recycling technologies and related engineering services. Based on these expected funding sources, management believes the Company will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the Condensed Consolidated Financial Statements included herein. While the Company has been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf and other registration statements, non-registered equity placements, borrowings and various other means, there is no assurance the Company will be able to obtain additional equity capital or other financing, if needed. Risks to our liquidity include future operating expenditures above management’s expectations, including but not limited to research and development, pre-development, exploration, selling, general and administrative, and investment related expenditures in excess of repayments of the advances to SSOF, cash proceeds from the sale of our non-strategic assets and other investments, amounts to be raised from the issuance of equity under our existing shelf and other registration statements, and repayments of the advances to SSOF. Risks to our liquidity also include declines in the market value of properties planned for sale or declines in the share price of our common stock that would adversely affect our results of operations, financial condition and cash flows. If we are unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about our ability to continue as a going concern. In such case, we could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or investments, and/or sell certain assets or businesses. There can be no assurance that we would be able to take any such actions on favorable terms, in a timely manner, or at all.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the 2023 financial statement presentation. Reclassifications had no effect on net income (loss) or cash flows as previously reported.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2022, the FASB issued ASU 2022-03 (Topic 820) Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The new guidance clarifies a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value, and an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments require certain disclosures for equity securities subject to contractual sale restrictions, including the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, the nature and remaining duration of the restriction, and the circumstances that could cause a lapse in the restriction. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company is currently evaluating the impact of Topic 820 on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 2        INVESTMENTS

Summary of Investments

At June 30, 2023 and December 31, 2022 our investments include:

	June 30, 2023		December 31, 2022
Equity Method Investments:	Investment	Ownership %	Investment	Ownership %
Quantum Generative Materials LLC	$12,523,225	48.19%	$13,312,433	48.19%
Pelen Limited Liability Company	602,128	25.00%	619,184	25.00%
Total equity method investments	13,125,353		13,931,617

Readily Determinable Fair Value Investments:
American Battery Technology Company common stock	$7,100,000		$—

Alternative Measurement Method Investments:
Green Li-ion Pte. Ltd. preferred shares	4,517,710		4,517,710
Sierra Springs Opportunity Fund, Inc., at cost	335,000		335,000
Total Investments	25,078,063		18,784,327
Less: current investments	11,617,710		—
Long-term investments	$13,460,353		$18,784,327

Summary financial information for affiliated companies (20% to 50%-owned) accounted for by the equity method for the periods presented, compiled from the equity investee's financial statements and reported on a one quarter lag is as follows:

	June 30, 2023	December 31, 2022
Current assets	$969,634	$1,023,023
Non-current assets	8,375,674	12,034,506
Current liabilities	3,625	89,584
Non-current liabilities	—	—

	Six-Months Ended
	June 30, 2023	June 30, 2022
Revenues	35,750	34,775
Gross Profit	35,750	34,775

Net loss	$(2,172,782)	$(1,434,706)
The excess of our investment values over the net assets of the individual equity method investees is comprised of goodwill. We periodically assess the net assets of our equity method investees and confirm there are no other assets that may require additional adjustments. Significant amounts due to and from equity method investees included in the summarized financial information include the aggregate value of the Company's stock held by investees and make-whole derivatives of $7.3 million and $10.9 million, which is included in non-current assets as of June 30, 2023 and December 31, 2022, respectively, in the table above.

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

At closing we issued 3,000,000 restricted shares of our common stock with a fair value of $10,530,000 toward the $10,000,000 required stock purchase price and recorded a $530,000 related derivative asset (see Note 11, Equity). Through December 31, 2022, we paid $7,450,000 consisting of the full $5,000,000 cash commitment and $2,450,000 against the make-whole for the deficiency in the common stock value. During the six-months ended June 30, 2023 and 2022, we paid $2,100,000 and $750,000, respectively, against the make-whole for the deficiency in common stock value.

For the three and six-months ended June 30, 2023, the Company recorded $345,586 and $789,208, respectively, in equity loss from affiliates for our investment in GenMat at 37.5% of voting rights since 165,000 membership units were not vested as of June 30, 2023. For the three and six-months ended June 30, 2022, the Company recorded $316,140 and $521,545, respectively, in equity loss from affiliates for our investment in GenMat.

The Company’s executive chairman and chief executive officer serves as the chairman of GenMat and the Company’s chief technology officer and another employee of the Company also serve on the board of directors of GenMat. The GenMat board of directors is composed of the three aforementioned employees of the Company, each having one vote and the founder and chief executive officer of GenMat who effectively receives four votes. The three aforementioned employees of the Company's do not and have not received compensation of any kind from GenMat.

Investment in Pelen LLC

In April 2020, the Company invested $602,500 in Pelen LLC in exchange for 25% ownership and retained an option to purchase the remaining 75% ownership interest. At June 30, 2023 and December 31, 2022, the balance of option payments applicable to the purchase price totaled $150,000 and are included in deposits on the condensed consolidated balance sheets.

The Company recorded $4,487 in equity income and $17,056 in equity loss from affiliates for its investment in Pelen for the three and six-months ended June 30, 2023. The Company recorded $4,223 and $20,978, respectively, in equity income from affiliates for its investment in Pelen for the three and six-months ended June 30, 2022.

Investment in American Battery Technology Company

In connection with the sale of the Facility (see Note 8, Assets Held For Sale), the Company received 11 million shares of restricted common stock from the purchaser of the Facility, American Battery Technology Company ("ABTC") with an initial fair value of $9,365,000. On June 30, 2023, the Company and ABTC amended the agreement whereby the Company returned 1,923,077 of the ABTC restricted shares and ABTC agreed to forego the right to have $1.5 million of the purchase price set aside in escrow to settle indemnification claims. The shares are restricted securities. As of June 30, 2023, the remaining investment of 9,076,923 shares of restricted ABTC common stock had a fair value of $7.1 million. For the three and six-months ended June 30, 2023, the Company recognized a loss of $765,000 on the investment included in other income (expense) in the condensed consolidated statements of operations (see Note 12, Fair Value Measurements).

Investment in Green Li-ion Pte, Ltd.

As part of our acquisition of a majority ownership of LINICO on December 30, 2021, we acquired 20.22% of Green Li-ion Pte, Ltd., a Singaporean company ("Green Li-ion"). The investment had a fair value of $4,577,000 at acquisition and was accounted for under the equity method through March 31, 2022 and under the alternative cost method, after March 31, 2022.

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

On February 28, 2023, Green Li-ion issued additional equity and further decreased our ownership down to 14.01%. The Company monitors additional equity issuances of Green Li-ion to assess whether the equity securities issued are similar instruments requiring adjustments of our investments carrying value to fair value. At June 30, 2023, no adjustments were made to our investments carrying value as a result of the Green Li-ion equity issuances. For the three and six-months ended June 30, 2022, we recognized $0 and $59,290, respectively, in equity losses from affiliates for the investment in Green Li-ion.

Investment in LP Biosciences LLC

On February 28, 2022, the LP Biosciences LLC ("LPB") 2021 transactions were terminated and each of the parties were relieved of their respective rights, liabilities, expenses, and obligations under the transactions except termination obligations. In connection with the termination, 3,500,000 restricted shares of the Company’s common stock were transferred back to the Company for cancellation upon receipt. The combined value of $5,110,000, representing the carrying value of our investment of $4,173,000 and the derivative asset of $937,000, was recorded directly to additional paid-in capital in the statement of equity as of June 30, 2022. The original acquisition cost of $10,812,669 was recognized as a reduction in equity.

For the three and six-months ended June 30, 2022, the Company recorded other expense of approximately $0 and $250,000, respectively, in the condensed consolidated statement of operations, in connection with the termination of the transaction. There was no such expense in 2023.

Investment in Mercury Clean Up LLC and MCU Philippines, Inc.

In March 2022, based on the lack of known, cash-generating operating sites for MCU-P operations, and the costs associated with relocating and deploying to a new site, there is no known reasonable possibility of future cash flows from MCU and MCU-P and we determined that the investment was not recoverable. During the six-months ended June 30, 2022, investment of $1,960,448 in MCU and the investment of $494,884 and notes receivable of $1,628,913 to MCU-P were deemed unrecoverable, and all amounts were fully impaired.

On June 18, 2022, the members of MCU agreed to distribute 100% of MCU's assets to the Company, including the cash held by MCU and MCU-P of $895,204 and the remaining 50% of MCU-P common stock, in exchange for forgiveness of the debt owed by MCU-P to the Company which was fully impaired in the six-months ended June 30, 2022. The cash and proceeds of assets liquidated of $895,204 were recognized as a recovery of impairment of assets in other income (expense) of the Company with $590,000 from MCU and $305,204 from MCU-P during the second quarter of 2022.

As of June 18, 2022, the Company owned 100% of the membership interest of MCU, which has since been dissolved, and 100% of the stock of MCU-P, respectively. The carrying value of the investment on the acquisition date of both MCU and MCU-P was $0 and the net assets remaining after distributing the cash in repayment of the note receivable were insignificant. MCU and MCU-P hold equipment that was fully impaired prior to the acquisitions, and the remaining net assets include insignificant amounts of cash and accounts payable.

The Company recorded equity losses from affiliates for the investment in MCU and MCU-P of $0 for the three and six-months ended June 30, 2023. The Company recorded equity losses from affiliates for the investment in MCU of $0 and $14,578 for the three and six-months ended June 30, 2022. The Company recorded equity losses from affiliates for the investment in MCU-P of $0 and $4,385 for the three and six-months ended June 30, 2022.

Investment in Sierra Springs Opportunity Fund, Inc.

During 2019, the Company invested $335,000 into a qualified opportunity zone fund, SSOF which owns Sierra Springs Enterprises, Inc. ("SSE"), a qualified opportunity zone business. At June 30, 2023, our $335,000 investment in SSOF and 6,700,000 voting shares represent 11.64% of the total, fully diluted SSOF common shares. The Company monitors additional equity issuances of SSOF to assess whether the equity securities are similar instruments requiring adjustments of the investment carrying values to fair value. The Company did not make any adjustments to the investments carrying value. At June 30, 2023 and December 31, 2022, the Company’s investment in SSOF is presented on the condensed consolidated balance sheets as a non-current investment. The Company's CEO is an executive and director of SSOF.

The SSOF investment is accounted for using the alternative measurement method as there is no ready market for the investment units and is recorded to non-current investments on the condensed consolidated balance sheets. Management identified no events or changes in circumstances that might have a significant adverse effect on the carrying value of the investment. Management concluded it was impractical to estimate fair value due to the early stages of the fund and the absence of a public market for its stock.

The Company’s maximum exposure to loss as a result of its involvement with SSOF is limited to its initial investment of $335,000 and the advances of $5,925,000 outstanding at June 30, 2023.

NOTE 3        NOTES RECEIVABLE AND ADVANCES, NET

Notes receivable and advances, net at June 30, 2023 and December 31, 2022 include:

	June 30, 2023	December 31, 2022
Current portion
Sierra Springs advances receivable	$5,925,000	$4,990,000
Other notes receivable	16,267	22,275
Total notes receivable and advances, current portion	$5,941,267	$5,012,275

Non-current portion
Daney Ranch note receivable	$991,156	$993,000
Unamortized discount for implied interest	(9,077)	(33,682)
Daney Ranch note receivable, net of discount	982,079	959,318
Total notes receivable and advances, non-current portion, net	$982,079	$959,318

Daney Ranch Sale

In August 2022, the Company sold the Daney Ranch and issued a 10-year $993,000 note receivable maturing in August 2032 to the former lessee and purchaser (see Note 7, Leases). The note bears interest at 2% for the first year and 7% for the remaining term. The note may be prepaid, in full or in part, at any time without penalty. The note is secured by a second priority security interest in the property. The present value of the future interest and principal payments using a prevailing rate for similar loans of 7% was less than the face amount of the loan at issuance and we recognized an initial discount of $51,909. The discount is being amortized into interest income over the first year of the note and the note is measured on an amortized cost basis. During the three and six-months ended June 30, 2023, we recognized interest income of $17,310 and $34,449, respectively. For the three and six-months ended June 30, 2022, there was no interest income recognized.

Tonogold Note Receivable

In September 2020, the Company sold its 100% ownership interest in Comstock Mining LLC whose sole assets were the Lucerne properties and related permits (“Comstock Lucerne”), to Tonogold Resources, Inc. ("Tonogold") for cash and debt.

On March 26, 2022, we entered into an option agreement (the "Lucerne Option") with Tonogold where we agreed to extinguish their $6,650,000 note receivable ("the Note") in exchange for 100% of the membership interests of Comstock Mining LLC and a payment of $750,000. The agreement provided Tonogold the right to repurchase the Comstock Mining LLC membership interests, which expired at December 31, 2022, when all agreements were terminated due to the failure to pay the Company.

Prior to the Lucerne Option agreement, we accounted for the Note using the fair value option. For the three and six-months ended June 30, 2022, we recognized a loss in other income and expense on the consolidated statement of operations for the change in fair value of the Note of $0 and $605,000, respectively.

Advances to Sierra Springs Opportunity Fund, Inc.

For the six-months ended June 30, 2023 and 2022, the Company provided SSOF advances of $935,000 and $1,300,000, respectively. The $1,300,000 amount was fully repaid on January 26, 2022. SSOF used the advances payments on land options and working capital associated with the investments in qualified businesses in the opportunity zone. Total advances outstanding at June 30, 2023 and December 31, 2022 were $5,925,000 and $4,990,000, respectively. The advances are non-interest bearing.

NOTE 4        PROPERTY, PLANT AND EQUIPMENT, NET AND MINERAL RIGHTS

Property, plant and equipment at June 30, 2023 and December 31, 2022 include the following:

	June 30, 2023	December 31, 2022
Land	$6,328,338	$6,328,338
Real property leased to third parties	1,037,049	1,037,049
Property, plant and equipment for mineral processing	27,644,745	27,644,745
Other property and equipment	5,686,710	5,212,891
Accumulated depreciation	(27,084,404)	(26,748,929)
Total property, plant and equipment, net	$13,612,438	$13,474,094

During the three-months ended June 30, 2023 and 2022, we recognized depreciation expense of $215,376 and $145,091, respectively. During the six-months ended June 30, 2023 and 2022, we recognized depreciation expense of $335,473 and $282,907, respectively.

On April 26, 2023, the Company closed on the purchase of Aqua Metals Transfer LLC, a subsidiary of Aqua Metals Inc. ("AQMS"), including land, buildings and related improvements therein and paid the $12 million due to AQMS, effectively taking full ownership of the land, buildings and related improvements and the previously existing lease with LINICO was terminated. As of June 30, 2023, assets held for sale include the land, buildings and related improvements with a balance of $20,638,942 (see Note 8, Assets Held For Sale).

Mineral Rights and Properties

Our properties at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Comstock Mineral Estate	$12,164,013	$12,164,013
Other mineral properties	317,405	317,405
Water rights	820,595	90,000
Total mineral rights and properties	$13,302,013	$12,571,418

The Comstock Mineral Estate includes all of the Company's resource areas and exploration targets. During the six-months ended June 30, 2023 and 2022, we did not record any depletion expense, as none of the properties are currently in production. All of our mineral exploration and mining lease payments are classified as selling, general and administrative expenses in the condensed consolidated statements of operations.

On June 30, 2023, the Company signed a Mineral Exploration and Mining Lease Agreement (the “Mining Lease”) with Mackay Precious Metals Inc (“Mackay”). The Mining Lease provides a twenty-year term granting Mackay the rights to conduct exploration on certain of the Company’s mineral properties in Storey County, Nevada. Mackay paid a lease initial fee of $1,250,000 and will make quarterly lease payments of $375,000 for the first four years, and quarterly lease payments of $250,000 thereafter. In addition, Mackay will reimburse carrying costs for the mineral properties, estimated to be $177,000 per year, and will pay a Net Smelter Return ("NSR") royalty of 1.5% from eventual mine production from the mineral properties. Mackay also committed to expenditures of $1,000,000 per year on a cumulative basis, and increasingly detailed technical reports after the first five, ten, and fifteen years.

We determined that the lease initial fee of $1,250,000 will be recognized as income ratably over the term of the lease and quarterly lease payments will be recognized as income in the period received. As of June 30, 2023, the Company received the lease initial fee and recorded deferred revenue of $1,250,000 reflected in deferred gain on our condensed consolidated balance sheet.

In March 2023, the Company acquired senior water rights (50-acre feet) associated with one of its existing properties and junior water rights (16-acre feet) for a total of $730,595.

NOTE 5        INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at June 30, 2023 and December 31, 2022 include the following:

Description	Estimated Economic Life	June 30, 2023	December 31, 2022

Developed technologies	10 years	$19,382,402	$19,382,402
License agreements	10 years	510,752	510,752
Customer agreements	1 year	122,885	122,885
Distribution agreements	8 years	19,733	19,733
Trademarks	10 years	7,000	7,000
Accumulated amortization		(3,379,993)	(2,379,091)
Intangible assets, net		$16,662,779	$17,663,681

Accumulated amortization as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Developed technologies	$3,142,853	$2,172,594
License agreements	107,211	78,415
Customer agreements	122,885	122,884
Distribution agreements	5,994	4,497
Trademarks	1,050	701
Accumulated amortization	$3,379,993	$2,379,091

For the three-months ended June 30, 2023 and 2022, amortization expense related to intangible assets was $500,451 and $530,695, respectively. For the six-months ended June 30, 2023 and 2022, amortization expense related to intangible assets was $1,000,902 and $1,110,970, respectively.

The Company is party to three license agreements with American Science and Technology Corporation (“AST”), pursuant to which the Company agreed to license AST’s intellectual properties for use at three facilities in exchange for three facility-specific license fees of $500,000 each, and a royalty fee equal to 1.0% of the gross revenue of each of the first three licensed facilities. During 2022, the Company paid $500,000 toward the license fees which are recognized as an addition to intangible assets - developed technologies. As of June 30, 2023, we obtained the three license agreements and no additional payments are anticipated.

Future minimum amortization expense is as follows at June 30, 2023:

Remainder of 2023	$996,750
2024	1,993,499
2025	1,993,499
2026	1,993,499
2027	1,993,499
Thereafter	7,692,033
$16,662,779

Changes in the intangible assets and goodwill balances for the six-months ended June 30, 2023 and 2022, are presented below:

	As of December 31, 2022	Additions	Impairment	Amortization	As of June 30, 2023
Intangible assets	$20,042,772	$—	$—	$—	$20,042,772
Accumulated amortization	(2,379,091)	—	—	(1,000,902)	(3,379,993)
Total intangible assets and goodwill	$17,663,681	$—	$—	$(1,000,902)	$16,662,779

	As of December 31, 2021	Additions	Impairment	Amortization	As of June 30, 2022
Intangible assets	$23,514,259	$500,000	$(350,000)	$—	$23,664,259
Accumulated amortization	(338,958)	—	11,965	(1,110,970)	(1,437,963)
Goodwill	12,788,671	—	—	—	12,788,671
Total intangible assets and goodwill	$35,963,972	$500,000	$(338,035)	$(1,110,970)	$35,014,967

All intangibles and goodwill are associated with the Renewable Energy segment. In 2022, the Company fully impaired the goodwill associated with acquisitions in 2021 of $12,788,671 in the renewable energy segment. Our assessment reviewed both qualitative and quantitative factors to derive the estimated fair value of our goodwill associated with our acquisitions in 2021. The Company fully impaired the goodwill associated with acquisitions in 2021 due to a decrease in the Company's stock price and market capitalization since the acquisition date. Our valuation method incorporated the present value of projected cash flows to calculate the discounted cash flows compared to the guideline for public companies. We compared the fair value as indicated by the discounted cash flows of the reporting unit to the carrying value of the goodwill and recognized a full impairment of goodwill associated with our 2021 acquisitions.

As of December 31, 2022, assets held for sale include a lease intangible with a balance of $3,501,939 which was net of related amortization of $119,548. The underlying lease and lease intangible were classified as Held for Sale at December 31, 2022 and expired in April 2023 with the Company's acquisition of the associated leased assets (see Note 8, Assets Held For Sale).

NOTE 6        ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Accrued interest expense	$49,167	$43,398
Accrued payroll costs	796,632	627,210
Accrued incentive compensation	1,223,112	928,125
Accrued vendor liabilities	144,427	115,653
Other accrued expenses	170,671	5,211
Total accrued expenses	$2,384,009	$1,719,597

On July 1, 2022, the Board of Directors approved a performance objective based, cash incentive compensation for executives of the Company, with the potential to earn a performance bonus of up to 100% of base salary. The incentive compensation is discretionary and based on the progress and achievement of performance objectives as depicted in the strategic plan approved by the Board of Directors. The final assessment of progress and achievement requires the compensation committee’s approval. On April 28, 2023, the compensation committee of the Board of Directors approved executive incentive compensation of $970,000 for named executive officers other than the chief executive officer earned through December 31, 2022. As of June 30, 2023, the Company paid $635,000 relating to the 2022 executive accrued incentive compensation with the remaining $335,000 to be paid in the third quarter of 2023. For the three and six-months ended June 30, 2023, the Company recognized $656,081 and $888,112, respectively, of expense associated with the plan based on estimates of progress towards meeting incentives. For the three and six-months ended June 30, 2022, the Company expensed $0 for the cash incentive compensation plan. As of

June 30, 2023, accrued incentive compensation of $1,223,112 consists of the remaining $335,000 of the 2022 incentive to be paid in the third quarter of 2023 and $888,112 relating to the estimated 2023 incentive accrual expected to be paid in 2024.

NOTE 7        LEASES

The Company has the following lease balances recorded on the condensed consolidated balance sheets as follows:

Lease Assets and Liabilities	Classification	June 30, 2023	December 31, 2022
Finance lease right-of-use asset	Assets held for sale	$—	$15,709,039
Finance lease right-of-use asset	Finance lease - right to use asset, net	2,968,414	2,911,458
Operating lease right-of-use asset	Other current assets	39,452	42,061
Total right of use assets		$3,007,866	$18,662,558

Operating lease liability - current	Accrued expenses and other liabilities	$5,658	$5,211
Operating lease liability - long-term	Other liabilities	37,237	40,193
Finance lease liability	Liabilities - held for sale	—	12,021,566
Finance lease liability, current portion	Finance lease - Right of use lease liability	855,417	409,143
Finance lease liability	Finance lease - Right of use lease liability, long term portion	—	406,968
Total lease liabilities		$898,312	$12,883,081

The Company has the following lease costs recorded in the condensed consolidated statements of operations as follows:

	Three-Months Ended		Six-Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Finance lease cost:
Amortization of right-of-use assets	$13,159	$132,270	$23,652	$257,545
Interest on lease liabilities	16,937	206,272	212,649	401,883
Operating lease cost	1,322	2,525	3,847	5,049
Total lease cost	$31,418	$341,067	$240,148	$664,477

Other information
Operating cash flows from operating leases	$2,475	$2,400	$4,950	$4,800
Financing cash flows from finance leases	$25,066	$55,238	$352,050	$63,627

The Company has the following weighted average remaining lease terms and discount rates for our finance and operating leases:

	June 30, 2023	June 30, 2022
Weighted-average remaining lease term - finance leases	1.08	0.35
Weighted-average remaining lease term - operating leases	5.26	6.25
Weighted-average discount rate - finance leases	8.0%	6.11%
Weighted-average discount rate - operating leases	11.0%	11.0%

Finance Lease

AQMS Lease

LINICO, a majority-owned subsidiary of the Company, had a finance lease, as lessee, with Aqua Metals Reno Inc., a subsidiary of Aqua Metals Inc. ("AQMS"), for land, buildings and related improvements (the “Facility”). AQMS is the non-controlling interest holder for LINICO. The lease agreement provided for the Company, to purchase the Facility for a purchase price of $15.25 million ($3.25 million of which was previously paid) if LINICO elected not to or was unable to purchase the Facility. On March 30, 2023, the Company delivered AQMS a notice of its irrevocable intent to exercise the option and purchase the membership interest of the entity that owned the Facility for $12,000,000, as provided by the agreement. On April 26, 2023, the Company closed on the purchase of the membership interest of Aqua Metals Transfer LLC from AQMS and paid the remaining $12 million due, taking full ownership of the membership interest of Aqua Metals Transfer LLC and terminating the AQMS lease (see Note 8, Assets Held for Sale).

AST Asset Purchase Agreement

On April 16, 2021, the Company entered into three license agreements and an asset purchase agreement with AST. The license agreements provided for full use of the facility and all machinery and equipment located therein until April 30, 2022 (see Note 5, Intangible Assets and Goodwill). Under the Asset Purchase Agreement, the Company agreed to acquire substantially all of AST’s assets in exchange for $3,500,000 due on April 30, 2024 in addition to $35,000 per month from May 1, 2022 to April 30, 2024. Beginning May 1, 2022, the Asset Purchase Agreement provides for full access and use of the AST assets until all payments are made and title transfers to the Company. Under this agreement, payment associated with the machinery and equipment acquired was $79,935 and $159,870 for the three and six-months ended June 30, 2023, respectively, which is classified as research and development expense on the condensed consolidated statement of operations. For the three and six-months ended June 30, 2022, payment associated with the machinery and equipment acquired was $53,290.

Haywood Quarry Acquisition and Lease Agreement

On April 7, 2022 and amended on November 7, 2022, the Company contracted to purchase Haywood quarry and industrial property (“Haywood”) from Decommissioning Services LLC (“Decommissioning Services”) for $2.1 million, payable in $50,000 of cash and 1,500,000 common shares of Comstock with a value of $2,295,000. The Haywood property represents approximately 190 industrial acres in Lyon County, Nevada, and part of one of the larger industrial parks in Lyon County. The property has power, water and direct highway access. The Company plans to employ a portion of the property for used lithium-ion battery storage, supporting LINICO's battery metal recycling.

The closing and purchase of the asset is contingent on liquidation of the shares and receipt of the full purchase price by the seller. The Company agreed to make up any contractual stock consideration if the proceeds from the sale of the shares plus the deposit are less than $2.1 million, and the seller agreed to refund any excess proceeds. This contractual stock consideration has been recorded as a derivative on the consolidated balance sheets. The first amendment to the lease agreement signed by the parties on November 7, 2022, extended the closing date to April 7, 2024. During the six-months ended June 30, 2023 and the year ended December 31, 2022, the Company paid Decommissioning Services $200,000 and $150,000, respectively, which resulted in a decrease in contractual stock consideration (see Note 12, Fair Value Measurements).

During the period between execution of the agreement and closing, the property is leased to us for no additional consideration, providing exclusive rights to access, use or sublease portions of the property, to obtain permits and prepare the property for its intended purpose, including improvements. If the conditions for closing are not satisfied by April 7, 2024, the agreement will terminate, and Decommissioning Services will retain a total of $400,000 in rental fees for use of the property. We agreed to pay Decommissioning Services a 2% royalty of the sales price of any gravel, aggregate, or rock products produced and sold from Haywood, excluding the removal of materials that have been pledged to a third-party for improvements made.

Minimum lease payments to be paid by the Company by fiscal year for the Company's operating and finance leases are as follows:

	Operating Leases	Finance Leases
For the remainder of 2023	$4,901	$50,130
2024	10,250	860,564
2025	10,550	—
2026	10,850	—
2027	11,150	—
Thereafter	9,600	—
Total lease payments	57,301	910,694
Less: imputed interest at 11%, operating lease	(14,406)	—
Less: imputed interest at 8%, finance lease	—	(55,277)
Present value of lease liabilities	$42,895	$855,417

Operating Lease Income

Revenues from operating leases on our land and building leased to others totaled $35,325 and $43,875 for the three-months ended June 30, 2023 and 2022, respectively. Revenues from operating leases on our land and building leased to others totaled $66,075 and $98,500 for the six-months ended June 30, 2023 and 2022, respectively.

Minimum lease payments for operating leases to be received from others are as follows:

For the remainder of 2023	$45,450
2024	94,725
2025	96,000
2026	96,000
2027	96,000
Thereafter	192,000
Total Minimum Lease Income	$620,175

NOTE 8        ASSETS HELD FOR SALE

As of June 30, 2023 and December 31, 2022, the Facility and other assets associated with AQMS lease had a net carrying value of $20,638,942 and $21,684,865, respectively, and liabilities of $27,803,564 and $12,021,566, respectively, that met the criteria to be classified as held for sale.

On March 1, 2023, LINICO and ABTC entered into an asset Purchase Agreement in which LINICO sold equipment associated with the Facility for $6 million in cash. The agreement states that both parties entered into a Membership Interest Purchase Agreement ("Facility Purchase Agreement") whereby ABTC would also acquire the Facility. In connection with the sale of equipment, the Company recorded a gain of $178,193 during the quarter ended March 31, 2023, with the remaining $5,041,544 of estimated gain deferred until the sale of the Facility is completed, anticipated in the third and fourth quarters of 2023.

On March 31, 2023, LINICO and ABTC amended the Facility Purchase Agreement, and the Company agreed to take certain action previously contemplated by LINICO. On March 31, 2023 and April 21, 2023, the Company received non-refundable consideration of $5 million and $7 million in cash, respectively, from ABTC.

On April 6, 2023, LINICO and ABTC amended and restated the Facility Purchase Agreement, and the Company received 10 million shares of ABTC restricted common stock (with a guarantee that the Company will receive additional cash and/or shares if and to the extent that the proceeds from such shares are less than $6.6 million). The Company was also required to set aside $1.5 million of the purchase price in escrow to settle potential indemnification claims.

On May 12, 2023, the parties amended and restated the Facility Purchase Agreement ("Second Amendment and Restated Agreement"), the Company received an additional $1.0 million in cash and 1 million shares of restricted shares of ABTC common stock. On May 22, 2023, the Company received an additional $2.0 million in cash associated with the purchase and an additional $250,000 in cash to extend the closing period of the agreement.

On June 30, 2023, the parties amended and restated the Second Amendment and Restated Agreement ("Third Amendment and Restated Agreement"), whereby the Company returned 1,923,077 of restricted shares of ABTC stock in exchange for $1.5 million of the purchase price previously agreed to be set aside in escrow to settle potential indemnification claims. Four months after the registration statement is declared effective, ABTC will be required to make a one-time cash payment to the Company equal to the difference, if any, of $6,000,000 minus the net proceeds of any shares sold minus the market value of any shares still then owned by the Company. On June 30, 2023, the parties entered into an interim water right agreement to grant a security interest in certain water rights of ABTC for the benefit of the Company to secure certain payment obligations of ABTC under the amended agreement.

Consideration received for the Facility and equipment as of June 30, 2023 are as follows:

Date	Consideration	Fair Value of Consideration
March 1, 2023	Cash	$6,000,000
March 31, 2023	Cash	5,000,000
April 6, 2023 (modified April 21, 2023)	Restricted shares of ABTC common stock (10,000,000 shares)	9,000,000
April 21, 2023	Cash	7,000,000
May 12, 2023	Cash	1,000,000
May 12, 2023	Restricted shares of ABTC common stock (1,000,000 shares)	365,000
May 22, 2023	Cash - Extension Fee	250,000
May 22, 2023	Cash	2,000,000
June 30, 2023	ABTC common shares returned in lieu of escrowed funds (1,923,077 shares)	$(1,500,000)
Total Consideration		$29,115,000

The Company anticipates to net approximately $15.0 million in cash from this transaction after selling of the ABTC stock in the third and fourth quarters 2023. The total estimated gain on sale of the Facility is estimated at approximately $7.2 million, of which, approximately $0.2 million of which was recognized during the first quarter of 2023, on the portion of the sale of associated with the equipment. The Company recorded a deferred liability balance of $27.8 million included in Liabilities Held for Sale, for the deferred proceeds and gains on the sale of the Facility and related equipment received through June 30, 2023, but not yet realized as control of the Facility has not yet been transferred to ABTC.

On April 21, 2023, the Company and ABTC entered into a pre-closing lease agreement for the Facility whereby ABTC could use the Facility until the time the sale is finalized. The terms of the lease agreement commenced on April 21, 2023, and ended on June 30, 2023 with ABTC paying $1 in rent per month. On June 30, 2023, the lease term was automatically extended after June 30, 2023, on a month-to-month basis, and monthly rent increased to $175,000 per month. Under the lease terms, ABTC is responsible for payment of all taxes and operating costs associated with the Facility. As of June 30, 2023, we received prepaid rent from ABTC of $175,000 which is in deferred gain on the condensed consolidated balance sheets.

Assets held for sale at June 30, 2023 and December 31, 2022 include:

	June 30, 2023	December 31, 2022
Right of use lease asset, net of amortization	$—	$15,709,039
Lease intangible, net of amortization	—	3,501,939
Building, land and improvements	20,638,942	—
Deposits	—	1,250,000
Property, plant and equipment	—	710,563
Construction in progress	—	513,324
Total assets held for sale	$20,638,942	$21,684,865

Liabilities held for sale at June 30, 2023 and December 31, 2022 include:

	June 30, 2023	December 31, 2022
Deferred proceeds and gains on sale of Facility and related equipment	$27,803,564	$—
Right of use lease liability	—	12,021,566
Total liabilities held for sale	$27,803,564	$12,021,566

NOTE 9     DEBT OBLIGATIONS

Debt at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
GHF Secured Promissory Note – 6% interest, due December 15, 2024	$4,290,000	$4,290,000
Alvin Fund LLC Promissory Note - 9% interest, due October 25, 2023	2,000,000	2,000,000
Ionic Unsecured Convertible Promissory Note - 8% interest, due March 16, 2024	750,000	3,150,000
Total debt	7,040,000	9,440,000
Less: debt discounts and issuance costs	(682,640)	(1,522,667)
Total debt, net of discounts	6,357,360	7,917,333
Less: current maturities, net of discounts and issuance costs	(2,620,567)	(1,795,890)
Long-term debt, net of discounts and issuance costs	$3,736,793	$6,121,443

GHF, Inc. Unsecured Promissory Note

We entered into a long-term promissory note (the "GHF 2021 Note") with GHF, Inc. on December 15, 2021, with a principal amount of $5,000,000, of which $4,550,000 was funded and $450,000 was an original issue discount ("OID"). The full principal is due on December 15, 2024. Interest is payable monthly at a rate of 6% annually. Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by all non-mining related assets of the Company, Silver Springs land and water rights, excluding the Lucerne and Dayton properties. The Company is required to prepay the promissory note with any net cash proceeds received in the sale of any collateral.

On August 22, 2022, the Company amended the GHF 2021 Note prepayment provision to reduce the amount required to be paid from the Daney Ranch sale to $710,000 of the net cash proceeds. As consideration for the amendment, the Company issued GHF, Inc. warrants to purchase 200,000 common shares exercisable at a price of $1.00 per share for a two-year term. The warrants had a fair value of $18,975 on the date of issuance and was recorded as an additional debt discount with a corresponding increase in additional paid-in capital.

During the three-months ended June 30, 2023 and 2022, we recognized interest expense of $158,447 and $118,083, respectively, which includes OID amortization of $94,273 and $43,288, respectively, in connection with the GHF 2021 Note. During the six-months ended June 30, 2023 and 2022, we recognized interest expense of $315,152 and $247,196, respectively, which includes OID amortization of $187,510 and $86,100, respectively, in connection with the GHF 2021 Note.

Alvin Fund Note

We entered into a short-term promissory note (the "Alvin Fund 2022 Note") with Alvin Fund LLC on October 25, 2022 with a principal amount of $2,000,000. In consideration of the lender providing the financing, the Company issued $250,000 in shares to the lender which was recognized as a discount on the loan. The full principal is due on October 25, 2023. Interest is payable monthly at a rate of 9% annually. Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by all the property commonly referred to as the Dayton properties. During the three and six-months ended June 30, 2023, we recognized interest expense of $107,206 and $213,234, respectively, which includes amortization of discount of $62,329 and $123,973, respectively, in connection with the Alvin Fund 2022 Note. During the three and six-months ended June 30, 2022, we recognized interest expense of $0 in connection with the Alvin Fund 2022 Note. On June 21, 2023, the Company issued 270,757 shares of unregistered restricted common shares with a fair value of $107,507 to Alvin Fund LLC in lieu of cash payments for interest under the Alvin Fund 2022 Note.

Ionic Ventures LLC Unsecured Convertible Note

On December 16, 2022, the Company entered into a securities purchase agreement for an unsecured convertible promissory note ("Ionic Note") with Ionic. with a principal amount of $3,150,000, of which $2,975,000 was funded and $175,000 was an original issue discount ("OID") and issued with a 5% OID. The full principal is due on March 16, 2024. Interest is payable monthly at a rate of 8% annually. We used the net proceeds from this offering for strategic development programs and other general corporate purposes. The Convertible Note contains conversion terms that are based on percentages of trading price and volumes over defined measurement periods. The terms require the conversion option to be bifurcated as a derivative. At June 30, 2023 and December 31, 2022, the Company bifurcated the conversion feature and recorded a derivative liability of $600,000 and $420,000, respectively, reflected in our condensed consolidated balance sheet. During the three-months ended June 30, 2023 and 2022, we recognized interest expense of $23,478 and $0, respectively and amortization of discount of $70,093 and $0, respectively, in connection with the Convertible Note. During the six-months ended June 30, 2023 and 2022, we recognized interest expense of $82,722 and $0, respectively and amortization of discount of $167,582 and $0, respectively, in connection with the Convertible Note.

As of June 30, 2023, the Company delivered 6,490,661 shares of common stock with a fair value of $3,452,848 at an average conversion price per share of $0.53 upon the conversion of a principal balance of $2,400,000 and accrued interest of $58,707. The converted debt had a total derivative liability balance of $996,254 which was reversed upon conversion. During the three-months ended June 30, 2023, the Company recorded a gain on conversion of debt of $32,800. During the six-months ended June 30, 2023, the Company recorded a loss on conversion of debt of $237,656. The conversion terms require a measurement period of five days within which the number of shares initially converted are adjusted for changes in trading volume during the period. Under this provision, on April 6, 2023, Ionic returned 327,529 excess shares of the Company's common stock issued upon earlier conversions.

NOTE 10    COMMITMENTS AND CONTINGENCIES

COMSTOCK MINERAL ESTATE LEASE PAYMENTS

We lease certain mineral rights and properties under leases expiring at various dates through 2040. Future minimum annual lease payments, including royalty and rental payments, under these existing lease agreements are as follows at June 30, 2023:

Year	Leases
Remainder of 2023	$51,500
2024	109,000
2025	111,000
2026	151,000
2027	151,000
Thereafter	1,512,250
Total minimum annual lease payments	$2,085,750

We have minimum royalty obligations with certain of our mineral properties and leases. For most of the mineral properties and leases, we are subject to a range of royalty obligations to the extent that production commences. These royalties range from 0.5% to 5% of NSR from minerals produced on the properties, with the majority being under 3%. Some of the factors that will influence the amount of the royalties include ounces extracted and the price of extracted metals.

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

OTHER

From time to time, we are involved in claims or proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

NOTE 11    EQUITY

Issuance of Registered Shares of Common Stock

On February 13, 2023, we entered into an equity purchase agreement (the “2023 Leviston Sales Agreement”) with Leviston Resources LLC (“Leviston”) to offer and sell registered shares of common stock at an aggregate offering price of up to $5,000,000 from time to time, at our option, on terms we deem favorable. As of June 30, 2023, the Company issued 3,495,029 registered shares of common stock to Leviston pursuant to the Company’s Form S-3 filed with the U.S. Securities and Exchange Commission, for an aggregate sales price of $1,300,000 at an average price per share of $0.37, and additional 552,486 common shares at a fair value of $200,000 in commitment fees. As of June 30, 2023, the 2023 Leviston Sales Agreement has $3,700,000 of remaining capacity.

On December 16, 2022, the Company entered into a securities purchase agreement for an unsecured convertible promissory note ("Ionic Note") with Ionic. The Convertible Note contains conversion terms that are based on percentages of trading price and volumes over defined measurement periods. (see Note 9, Debt Obligations).

On June 21, 2022, we entered into an agreement for the purchase of up to $10,000,000 worth of shares of the Company’s common stock from time to time, at the Company’s option. Any shares offered and sold to Tysadco were registered for resale pursuant to a registration statement on Form S-1 filed with U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933 (the “Securities Act”). The Company paid commissions equal to 5% of the offering proceeds to the placement agent in connection with such sales. In consideration to enter the Purchase Agreement, the Company delivered 428,571 additional shares of common stock with a fair value of $300,000 to Tysadco. For the year ended December 31, 2022, the Company issued 3,433,634 shares of common stock to Tysadco, for an aggregate sales price of $1,100,000 at an average price per share of $0.32. As of June 30, 2023, the Company issued 3,214,599 shares of common stock to Tysadco, for an aggregate sales price of $1,350,000 at an average price per share of $0.42. Sales of common stock, if any, under the Purchase Agreement are made at a 10% discount to the volume weighted average sales price of the common stock on the date that Tysadco receives a capital call from the Company.

Issuance (Cancellation) of Unregistered Shares of Common Stock

On June 21, 2023, the Company issued 270,757 shares of unregistered restricted common shares with a fair value of $107,507 to Alvin Fund LLC in lieu of cash payments for interest under the Alvin Fund 2022 Note.

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

On April 7, 2022, the Company issued 1,500,000 common shares with a six-month restriction period to Decommissioning Services LLC for the purchase of the Haywood quarry and industrial property (see Note 7, Leases).

On February 28, 2022, the Company and the other parties to the LP Biosciences transactions mutually agreed to terminate the Transaction Documents. In connection with the termination, 3,500,000 restricted shares of the Company’s common stock were transferred back to the Company for cancellation upon receipt.

Noncontrolling Interest

On December 30, 2021, we entered into an agreement with LINICO to purchase additional shares resulting in approximately 90% controlling interest. The remaining 10% ownership was held by AQMS (see Note 16, Related Party) and is accounted for as a noncontrolling interest in our condensed consolidated financial statements. During the six-months ended June 30, 2022, the Company and AQMS made $1,935,813 and $500,000, respectively, in additional investments to LINICO. For the six-months ended June 30, 2023, the Company and AQMS did not make additional capital contribution in LINICO. As of June 30, 2023 and December 31, 2022, we own 88.22% and 88.21%, respectively, of LINICO and AQMS owns 11.78% and 11.79%, respectively. LINICO is required pay dividends to the Company and AQMS after the date it receives cash payment in full for the issuance of any shares of Series A Preferred Stock or Series A-2 Preferred Stock, and from and after the date of issuance of any shares of Series A-1 Preferred Stock or Series A-3 Preferred Stock, at the rate per annum of eight percent 8% of the Original Issue Price of such shares, plus the amount of previously accrued and unpaid dividends. As of June 30, 2023 and December 31, 2022, accrued dividends of $357,312 and $266,516, respectively, were due to AQMS and are included in accrued liabilities on the condensed consolidated financial statements.

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

Treasury Stock

At June 30, 2023 and December 31, 2022, our treasury stock includes 2,605,323 shares of our common stock with carrying value of $3,360,867. The shares were acquired with our acquisition of LINICO on December 30, 2021 and are carried at cost and presented as a deduction to equity. During 2022, we sold 394,677 shares of treasury stock with a carrying value of $509,113 for gross proceeds of $240,077. The difference of $269,056 was recognized as a deduction to additional paid in capital. No sales of treasury stock were made for the six-months ended June 30, 2023.

Warrants

Outstanding warrants at June 30, 2023 and December 31, 2022 are as follows:

	Number of Warrants	Exercise Price	Expiration Date
GHF, Inc.	200,000	$1.0000	August 22, 2024
GHF, Inc.	500,000	$0.4555	December 15, 2024
GHF, Inc.	500,000	$2.5217	December 15, 2024
Total Outstanding warrants	1,200,000

NOTE 12    FAIR VALUE MEASUREMENTS

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2023:

		Fair Value Measurements at
		June 30, 2023
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
ABTC restricted common shares	$7,100,000	$—	$7,100,000	$—

Liabilities:
Ionic convertible debenture derivative	$(600,000)	$—	$—	$(600,000)
LINICO related derivative	(3,278,162)	—	(3,278,162)	—
Haywood derivative	(605,000)	—	(605,000)	—
GenMat derivative	(3,303,172)	—	(3,303,172)	—
Total liabilities measured at fair value	$(7,786,334)	$—	$(7,186,334)	$(600,000)

The following table presents our liabilities at December 31, 2022, measured at fair value on a recurring basis:

		Fair Value Measurements at
		December 31, 2022
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Ionic convertible debenture derivative	$(420,000)	$—	$—	$(420,000)
LINICO related derivative	(6,053,162)	—	(6,053,162)	—
Haywood derivative	(1,480,000)	—	(1,480,000)	—
GenMat derivative	(6,592,638)	—	(6,592,638)	—
Total liabilities measured at fair value	$(14,545,800)	$—	$(14,125,800)	$(420,000)

During the six-months ended June 30, 2022, the Company recognized a loss of $605,000 in the fair value measurement of the Note and a $6,650,000 exchange of the note receivable associated with the Tonogold agreement using significant unobservable inputs (Level 3). As of June 30, 2022, the ending balance of investments measured at fair value was $0.

During the three and six-months ended June 30, 2023, the Company recognized a loss of $1,416,254 and $1,176,254, respectively, for the change in fair value of the Ionic convertible debenture derivative. For the three and six-months ended June 30, 2023, $840,254 and $996,254, respectively, of the derivative liability was converted and the ending balance of the derivative liability measured at fair value was $600,000 using significant unobservable inputs (Level 3).

VALUATION METHODOLOGIES

The following is a description of the valuation methodologies used for the Company's financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

American Battery Technology Investment

The fair value of our investment in ABTC restricted common shares acquired in connection with the sale of the Facility valued using a Monte Carlo valuation model (see Note 8, Assets Held For Sale).

•On April 6, 2023, the initial fair value of the 10 million restricted common shares included a make-whole provision for the deficiency in common stock value if the net cash proceeds from the sale of the stock are less than $6.6 million to be paid by ABTC to the Company; if the net cash proceeds are greater than $7.6 million, the Company will return the excess proceeds to ABTC. The Monte Carlo valuation model determined an initial fair value of $7.0 million of the 10 million restricted shares which included a beginning stock price at $0.78, volatility of 94.0%, and a risk-free rate of 4.80%.
•On April 21, 2023, due to an amendment to the underlying agreement, the upper limit cap of $7.6 million was removed which resulted in a new valuation of the shares. The fair value increased by $2.0 million from the Monte Carlo valuation model which included a beginning stock price at $0.86, volatility of 95.0%, and a risk-free rate of 5.00%.
•On May 12, 2023, the Company received an additional 1 million restricted common shares from ABTC due to an amendment to the purchase agreement. The initial fair value of these 1 million shares was $365,000 from the Monte Carlo valuation model included a beginning stock price at $0.74, volatility of 95.0%, and a risk-free rate of 5.07%.
•On June 30, 2023, in accordance with an amendment to the agreement, the Company returned 1,923,077 of restricted shares of ABTC stock in lieu of $1.5 million of the purchase price previously agreed to be held in escrow to settle indemnification claims based on the original agreement.

•As of June 30, 2023, the 9,076,923 shares of restricted ABTC shares held by the Company, had a fair value of $7.1 million. The fair values of the common shares are based on a Monte Carlo valuation model which included a beginning stock price at $0.77, volatility of 89.0%, and a risk-free rate of 5.26%. We recorded an unrealized loss on the change in fair value of the investment in ABTC common shares of $765,000 in the condensed consolidated statements of operations for the three months and six-months ended June 30, 2023. The investment asset is classified within Level 2 of the valuation hierarchy.

Ionic Ventures, LLC Conversion Option

On December 16, 2022, we recorded a derivative liability on the consolidated balance sheets in connection with the Ionic Note. On that date, the $420,000 fair value of the derivative liability was determined based on bifurcation of the derivative liability from the convertible note. During the three and six-months ended June 30, 2023, the Company recorded a loss of $1,416,254 and $1,176,254, respectively, for the change in fair value of the derivative. At June 30, 2023 and December 31, 2022, the fair value of the derivative liability was $600,000 and $420,000, respectively. At December 31, 2022, the derivative was valued using a Monte Carlo valuation model with a conversion price equal to 90% of the average price capped at $0.50, discount rate of 35%, risk-free rate of 4.40%, and volatility of 60.0%. At June 30, 2023, the derivative was valued using a Monte Carlo valuation model with a conversion price equal to 90% of the average price capped at $0.50, discount rate of 35%, risk free rate of 5.30%, and volatility of 95.0%. The derivative liability is classified within Level 3 of the valuation hierarchy.

LINICO Derivative Instrument

On December 30, 2021, the Company entered into an agreement to acquire 3,129,081 LINICO common shares from its former chief executive officer and director in exchange for 3,500,000 shares of the Company's common stock ("Comstock Shares"). If and to the extent that the sale of the Company's shares results in net proceeds greater than $7,258,162, then the former chief executive officer is required to pay all of such excess proceeds to the Company. If and to the extent that the sale of the Comstock Shares results in net proceeds less than $7,258,162, then the Company is required to pay the former chief executive officer equal to such shortfall. The fair value of the shares was based on the closing price per share of our common stock of $0.73 and $0.28 at June 30, 2023 and December 31, 2022, respectively. In 2022, the Company paid the former chief executive officer $225,000 representing a decrease in contractual stock consideration. For the three and six-months ended June 30, 2023, the Company paid the former chief executive officer $825,000 and $1,200,000 respectively, representing a decrease in contractual stock consideration. We recorded an unrealized gain on the change in fair value of the derivative liability of $1,365,000 and $1,575,000, respectively, in the condensed consolidated statements of operations for the three and six-months ended June 30, 2023. We recorded an unrealized loss on the change in fair value of the derivative liability of $3,675,000 and $2,345,000, respectively, in the condensed consolidated statements of operations for the three and six-months ended June 30, 2022. The derivative liability is classified within Level 2 of the valuation hierarchy.

Haywood Derivative Instrument

On April 7, 2022, we recorded a derivative asset on the consolidated balance sheets in connection with the Haywood acquisition and lease from Decommissioning Services (see Note 7, Leases). On that date, the $245,000 fair value of the derivative asset was determined based on the excess of the fair value of 1,500,000 shares of our common stock issued to and held by Decommissioning Services and a deposit of $50,000 over the $2,100,000 contractual stock consideration required under the agreement. During the six-months ended June 30, 2023 and the year ended December 31, 2022, the Company paid Decommissioning Services $200,000 and $150,000, respectively, which resulted in a decrease in contractual stock consideration. At June 30, 2023 and December 31, 2022, the fair value of the shares was based on the closing price per share of our common stock of $0.73 and $0.28, respectively. We recorded an unrealized gain on the change in fair value of the derivative liability of $585,000 and $675,000, respectively, in the condensed consolidated statements of operations for the three and six-months ended June 30, 2023. We recorded an unrealized loss on the change in fair value of the derivative liability of $1,365,000 in the condensed consolidated statements of operations for the three and six-months ended June 30, 2022. The derivative liability is classified within Level 2 of the valuation hierarchy.

GenMat Derivative Instrument

On June 24, 2021, we recorded a derivative asset on the consolidated balance sheets in connection with the GenMat Membership Interest Purchase Agreement (see Note 2, Investments). At June 30, 2023 and December 31, 2022, the fair value of the shares was based on the closing price per share of our common stock of $0.73 and $0.28. During the six-months ended June 30, 2023, the Company paid GenMat $2,100,000 against the existing derivative liability, representing a payment toward the Company’s investment obligation. In 2022, the Company paid GenMat $2,450,000 against the existing derivative liability, representing a payment toward the Company’s investment obligation. We recorded an unrealized gain on the change in fair value of the derivative liability of $1,030,871 and $1,189,466, respectively, in the condensed consolidated statements of operations for the three and six-months ended June 30, 2023. We recorded an unrealized loss on the change in fair value of the derivative liability of $3,150,000 and $2,010,000, respectively, in the condensed consolidated statements of operations for the three and six-months ended June 30, 2022. The derivative liability is classified within Level 2 of the valuation hierarchy.

Tonogold Note Receivable

On March 31, 2022, the Company amended an Option Agreement with Tonogold (the “Lucerne Option”). Tonogold re-conveyed 100% of the previously sold membership interests of Comstock Mining LLC, the entity that owns the Lucerne mine, to the Company, in exchange for the Company exchanging Tonogold’s payment obligations under a secured note in the principal amount owed of $6,650,000 to the Company. The Company recorded a loss of $0 and $605,000, respectively, for the change in fair value in other expense in the condensed consolidated statements of operations for the three and six-months ended June 30, 2022.

LPB Derivative Instrument

On July 23, 2021, we recorded a derivative asset on the consolidated balance sheets in connection with the LPB Contribution Agreement. On that date, the $6,642,000 fair value of the derivative asset was determined based on the excess of the fair value of 3,500,000 shares of our common stock issued to and held by LPB over the $4,173,000 fair value of our contractual consideration under the LPB Partnership Interest Purchase Agreement. The value of the shares was based on the $3.09 closing price per share of our common stock on that date. On February 28, 2022, the Company and the other parties to the LPB transactions mutually agreed to terminate the transaction documents. Prior to settlement, the fair value of the shares was based on the closing price per share of our common stock of $1.46, and we recorded a gain on the change in fair value of the derivative liability of $595,000 in the consolidated statements of operations for the six-months ended June 30, 2022. The fair value of the derivative as of the settlement date of $937,000 was derecognized, along with the value of the investment in LPB, and the fair value of the 3,500,000 shares was $5,110,000 and was recognized as a decrease first to the par value of the common stock returned, and the remainder as a reduction to additional paid in capital.

Other Financial Instruments

At June 30, 2023, the carrying amount of cash and cash equivalents, notes receivable and debt carried at amortized costs, approximates fair value because of the short-term maturity of these financial instruments.

NOTE 13    OTHER INCOME AND EXPENSES

Other income (expense) net consisted of the following for the three and six-months ended June 30, 2023 and June 30, 2022:

	Three-Months Ended	Three-Months Ended	Six-Months Ended	Six-Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Change in fair value Tonogold note receivable	$—	$—	$—	$(605,000)
Tonogold amendment fee and charges	—	—	—	14,652
LPB settlement and related expenses	—	—	—	(250,000)
Equity loss in affiliates	(341,100)	(311,917)	(806,264)	(578,819)
Change in fair value in investments	(765,000)	—	(765,000)	—
ABTC amendment fee and charges	250,000	—	250,000	—
All other	949	(30,856)	3,002	(54,413)
Total other income (expense)	$(855,151)	$(342,773)	$(1,318,262)	$(1,473,580)

NOTE 14    NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. For the three and six-months ended June 30, 2023 and 2022, we had no common stock equivalent shares that were potentially dilutive, including warrants to purchase common stocks, stock options, stock awards and a conversion option on a convertible debenture.

For the six-months ended June 30, 2023 and 2022, the weighted average number of shares outstanding, for the purpose of calculating earnings per share, were reduced by treasury shares of 2,298,416 and 2,657,208, respectively, which is the number of treasury shares through our ownership in LINICO. The remaining 306,907 and 341,898, respectively, weighted average treasury shares are deemed to be owned by AQMS.

NOTE 15    SEGMENT REPORTING

We have the following segments and reporting units: production and sale of renewable energy, mining and strategic and other corporate investments.

Summarized financial information relating to our reportable segments is provided below. Certain amounts have been reclassified to conform to the current period presentation, most notably to reclassify our historical activities to our all-other segment. Our renewable energy segment includes our new fuels and metal recycling technologies and the resulting renewable energy services. Our mining segment includes our gold and silver mining assets and real estate. Our strategic and other investments segment includes all other activities, including all other real estate, equity method investments in GenMat and SSOF, and general corporate costs. Strategic and other investments revenue is from real estate activities.

Three-Months Ended June 30, 2023	Renewable Energy	Mining	Strategic and Other Investments	Total
Revenue	$—	$27,525	$7,800	$35,325

Depreciation and amortization	$234,498	$61,694	$408,689	$704,881

Loss from operations	$(2,514,847)	$(801,487)	$(2,615,378)	$(5,931,712)

Change in fair value of derivative instruments	$—	$—	$1,564,617	$1,564,617

Total other income (expense), net	$(16,003)	$84,749	$358,377	$427,123

Net loss	$(2,530,850)	$(716,739)	$(2,257,000)	$(5,504,589)

Total Assets:	$16,285,260	$7,903,902	$80,795,059	$104,984,221

Capital Expenditures	$28,012	$—	$—	$28,012

Three-Months Ended June 30, 2022	Renewable Energy	Mining	Strategic and Other Investments	Total
Revenue	$—	$45,125	$7,800	$52,925

Depreciation and amortization	$357,815	$123,609	$327,470	$808,894

Loss from operations	$(3,339,858)	$(1,106,904)	$(1,396,930)	$(5,843,692)

Change in fair value of derivative instruments	$595,000	$—	$(8,785,000)	$(8,190,000)

Impairment of investments and note receivable, net recovery	$—	$—	$895,204	$895,204

Total other income (expense), net	$(685,757)	$(2,435,872)	$(5,125,276)	$(8,246,905)

Net loss	$(4,025,615)	$(2,476,601)	$(7,588,381)	$(14,090,597)

Total Assets:	$42,026,333	$9,363,762	$66,435,968	$117,826,063

Capital Expenditures	$33,802	$—	$—	$33,802

Six-Months Ended June 30, 2023	Renewable Energy	Mining	Strategic and Other Investments	Total
Revenue	$—	$50,475	$15,600	$66,075

Depreciation and amortization	$489,148	$123,388	$723,386	$1,335,922

Loss from operations	$(4,472,130)	$(1,356,413)	$(5,180,618)	$(11,009,161)

Change in fair value of derivative instruments	$—	$—	$2,263,212	$2,263,212

Total other income (expense), net	$(210,576)	$106,587	$(73,181)	$(177,170)

Net loss	$(4,682,706)	$(1,249,826)	$(5,253,799)	$(11,186,331)

Total Assets:	$16,285,260	$7,903,902	$80,795,059	$104,984,221

Capital Expenditures	$816,071	$—	$—	$816,071

Six-Months Ended June 30, 2022	Renewable Energy	Mining	Strategic and Other Investments	Total
Revenue	$—	$91,950	$15,600	$107,550

Depreciation and amortization	$757,898	$185,303	$710,222	$1,653,423

Loss from operations	$(5,406,341)	$(551,978)	$(4,273,461)	$(10,231,780)

Change in fair value of derivative instruments	$595,000	$—	$(5,720,000)	$(5,125,000)

Impairment of intangible assets	$338,034	$—	$(676,068)	$(338,034)

Impairment of investments and note receivable, net recovery	$(54,587)	$(2,455,333)	$(733,731)	$(3,243,651)

Total other income (expense), net	$(1,061,025)	$(2,457,710)	$(6,887,105)	$(10,405,840)

Net loss	$(6,467,316)	$(3,009,688)	$(11,160,616)	$(20,637,620)

Total Assets:	$42,026,333	$9,363,762	$66,435,968	$117,826,063

Capital Expenditures	$587,002	$—	$—	$587,002

NOTE 16    RELATED PARTY TRANSACTIONS

The following related party transactions occurred during the six-months ended June 30, 2023 and 2022.

AMENDMENT TO ASSET PURCHASE AGREEMENT

On September 7, 2021, the Company entered and closed under an Asset Purchase Agreement with Flux Photon Corporation (“FPC”), to acquire certain intellectual property and related photovoltaic and photocatalysis laboratory equipment (the “FPC Assets”). The purchase price payable for the FPC Assets is $18,000,000 payable in cash to FPC at a rate equal to 20% of the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its now and hereafter-existing subsidiaries, until the purchase price of $18,000,000 has been fully paid. The Company assigned the FPC Assets to its wholly-owned Comstock IP Holdings subsidiary immediately after closing. On December 10, 2021, the Asset Purchase Agreement was amended to provide for the payment by the Company of a $350,000 down payment against the purchase price, corresponding to a potential performance-based cash payment of $17,650,000 required under the Asset Purchase Agreement. The Company’s chief technology officer and the president of the Company's Comstock Fuels subsidiary are indirect beneficiaries of all payments made to FPC under the Asset Purchase Agreement. The Company additionally agreed to appoint the Company's chief technology officer to the Company’s Board of Directors in connection with the Company’s acquisition of Comstock Innovations Corporation on September 7, 2021. We recognized an impairment loss of $338,034 on the FPC Assets in other income (expense) in the condensed consolidated statement of operations during the six-months ended June 30, 2022 in the renewable energy segment.

LEASE AND PURCHASE AGREEMENT FOR BATTERY RECYCLING FACILITY

On March 1, 2023, the Company sold $782,500 in equipment purchased from AQMS in 2022 and classified as assets held for sale at December 31, 2022. AQMS has a noncontrolling interest of LINICO and through April 5, 2023, the chief financial officer of AQMS was on the Company's board of directors. On April 26, 2023, the Company closed on the purchase of Aqua Metals Transfer LLC, a subsidiary of AQMS, including land, buildings and related improvements therein and paid the $12 million due to AQMS, effectively taking full ownership of the land, buildings and related improvements and the previously existing lease with LINICO was terminated. As of June 30, 2023, assets held for sale include the land, buildings and related improvements with a balance of $20,638,942 (see Note 8, Assets Held For Sale).

TRANSACTIONS INVOLVING SIERRA SPRINGS OPPORTUNITY FUND

As of June 30, 2023, the Company has provided SSOF and one of its subsidiary with a total of $5,925,000 in Advances ("SSOF Advances"). SSOF was required to use the corresponding proceeds to pay deposits and other payments on land and other facilities and general corporate purposes related to investments in qualified businesses in the opportunity zone. The SSOF Advances are non-interest-bearing and are expected to be repaid on or before the closing of the Company’s sale of the Silver Springs Properties to SSE (see Note 3, Notes Receivable and Advances, Net). SSOF has assigned all assignable rights, title and interest in SSOF’s property purchases until such time as the SSOF Advances are repaid.

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

NOTE 17    SUBSEQUENT EVENTS

From July 3, 2023 to August 2, 2023, the Company issued 3,986,384 registered shares of common stock to Leviston pursuant to the Company's Form S-3 filed with the U.S. Securities and Exchange Commission, for an aggregate sales price of $2,250,000 at an average price per share of $0.56. As of August 10, 2023, the 2023 Leviston Sales Agreement has $1,450,000 of remaining capacity.

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of our condensed consolidated financial condition and results of operations. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements included herewith, the footnotes thereto and the risk factors herein.

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

Comstock Fuels – Most renewable fuels draw from the same feedstock pool, primarily vegetable oils, but the total supply can only meet a small fraction of the demand. Our technologies unblock that constraint by converting abundant lignocellulosic biomass into biointermediates for refining into renewable fuels. Our team demonstrated commercial readiness with exceptional yields approaching 100 gallons of fuel per dry ton of feedstock on a gasoline gallon equivalent basis. Execution of one or more license agreements with operationally experienced, technologically sophisticated, and well capitalized customers is a top 2023 objective. Each license could create more than 20 years of recurring royalty revenue with material upfront engineering fees.

Comstock Metals – The world is focused on the production of energy generation and storage technologies to reduce reliance on fossil fuels, including lithium-ion batteries (“LIBs”), photovoltaics, and fuel cells. Each of those technologies relies on scarce critical metals, increasing global demand for primary metal mining and recycling. During 2022, we deployed a pilot system to validate technologies for use in efficiently crushing, conditioning, extracting, and recycling high purity metal concentrates from LIBs and other electronic devices. We also expanded our leadership team in metals recycling, permitted a universal waste storage facility and opportunistically entered into an agreement to sell an existing facility for net estimated cash proceeds of approximately $15.0 million. Securing revenue generating supply commitments in our expanded metals recycling business is a key objective for 2023.

Comstock Mining – We own or control twelve square miles of patented and unpatented mining claims and surface parcels, covering six and a half miles of continuous mineral strike length. We enhanced the value of a small portion of our properties in the past year with two SK-1300 technical reports estimating Measured and Indicated resources containing 605,000 ounces of gold and 5,880,000 ounces of silver, plus Inferred resources containing 297,000 ounces of gold and 2,572,000 ounces of silver. We have amassed one of the largest historical and current data repositories for the Comstock historic district and plan on enhancing that data with hyperspectral orbital imaging and generative artificial intelligence ("AI") solutions that provide prospecting analytics and enable more effective mineral discovery. Our 2023 efforts should enhance our estimated resources and advance us to a Preliminary Economic Assessment ("PEA") on the path toward full economic feasibility.

Artificial Intelligence – Quantum Generative Materials LLC ("GenMat"), our 48% owned investment, has developed and launched a new generative AI to simulate critical properties of known materials during calibration testing late last year. GenMat also plans on using its AI to simulate new material characteristics. GenMat’s generative AI models can be employed today for commercial use on GenMat’s existing high-performance computing platform, well before quantum computers become mainstream. In 2023, GenMat will, among other things, elevate new material simulation to commercial readiness by synthesizing and directly testing new AI simulated materials in high value applications. Our investment in GenMat is also an integral component of our ongoing innovation strategy.

The Company’s strategic investment in the Sierra Springs Opportunity Fund ("SSOF") and its subsidiaries further demonstrates our commitment to and support of sustainable economic growth in our northern Nevada communities.

COMPARATIVE FINANCIAL INFORMATION

Three-Months Ended June 30, 2023 Compared to Three-Months Ended June 30, 2022

Net loss for the three-months ended June 30, 2023 decreased by $8,586,008 to $5,504,589 from a loss of $14,090,597 for the comparable 2022 period. The decrease in net loss primarily resulted from a change in estimated fair value of the derivative assets of $9,754,617 with a $1,564,617 gain recorded in 2023 as compared to a $8,190,000 loss in 2022, lower research development expenses of $815,846, lower loss on investments of $298,801, and lower depreciation and amortization expense of $104,013. Variance partially offset by higher selling, general and administration expenses of $990,279, recovery of losses in 2022 related to the MCU-P note receivable of $895,204, and higher other income (expense) of $512,378 primarily due to change in estimated fair value of equity securities and investments.

Below we set forth a summary of comparative financial information for the three-months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022	Change
Revenue	$35,325	$52,925	$(17,600)

Operating expenses:
Selling, general and administrative expenses	3,498,852	2,508,573	990,279
Research and development	1,763,304	2,579,150	(815,846)
Depreciation & amortization	704,881	808,894	(104,013)
Gain on sale of equipment	—	—	—
Total operating expenses	5,967,037	5,896,617	70,420

Loss from operations	(5,931,712)	(5,843,692)	(88,020)

Other Income (Expense)
Gain (loss) on investments	—	(298,801)	298,801
Interest expense	(376,161)	(312,026)	(64,135)
Interest income	61,018	1,491	59,527
Change in fair value of derivative instruments	1,564,617	(8,190,000)	9,754,617
Gain (loss) on conversion of debt	32,800	—	32,800
Impairment of investments and note receivable, net recovery	—	895,204	(895,204)
Other income (expense)	(855,151)	(342,773)	(512,378)
Total other income (expense), net	427,123	(8,246,905)	8,674,028

Net loss	$(5,504,589)	$(14,090,597)	$8,586,008

Net loss attributable to noncontrolling interest	$(36,101)	$(323,751)	$287,650

Net loss attributable to Comstock Inc.	$(5,468,488)	$(13,766,846)	$8,298,358

RESULTS OF OPERATIONS

Three-Months Ended June 30, 2023 Compared to Three-Months Ended June 30, 2022

Revenues for the three-months ended June 30, 2023 decreased by $17,600 to $35,325 from $52,925 for the comparable 2022 period, as a result of lower revenues from operating leases on our buildings, primarily due to the sale of the Daney Ranch.

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

Selling, general and administrative expense for the three-months ended June 30, 2023 increased by $990,279 to $3,498,852 from $2,508,573 in the comparable 2022 period, primarily as a result of higher employee costs of $1,015,169 attributed to higher payroll and related costs, executive incentive compensation and higher marketing and investor relations expenses.

Research and development expenses for the three-months ended June 30, 2023 decreased by $815,846 to $1,763,304 from $2,579,150 in the comparable 2022 period, primarily as a result of lower costs related to the accelerated development of pilot scale systems in 2022 for processing woody biomass into intermediate materials that can be converted into fuels and for crushing and separating lithium ion batteries. These systems are used to validate the processes and develop parameters for upscaling these renewable technologies. Our Comstock Fuels and Comstock Metals subsidiaries are leading the developments of these commercialized technologies. No similar costs were incurred in the first half of 2023. Variance offset partially by higher employee costs attributed to executive incentive compensation.

Depreciation and amortization for the three-months ended June 30, 2023 decreased by $104,013 to $704,881 from $808,894 in the comparable 2022 period, primarily from ceasing amortization on assets held for sale in the second quarter of 2023.

Gain on investments for the three-months ended June 30, 2023 increased by $298,801 due to no gain on investments for the three-months ended June 30, 2023 compared to a loss of $298,801 for the comparable 2022 period. The 2022 loss was primarily due to realized losses on sales of Tonogold common stock.

Interest expense for the three-months ended June 30, 2023 increased by $64,135 to $376,161 from $312,026 in the comparable 2022 period, primarily due to interest and related amortization of the original issue discount ("OID") on the GHF 2021 Note, the Alvin Fund 2022 Note and the Ionic Note, the latter of which originated during the fourth quarter of 2022.

Interest income for the three-months ended June 30, 2023 increased by $59,527 to $61,018 from $1,491 in the comparable 2022 period, as a result of $17,310 and $20,380 from interest income from Daney Ranch notes receivable and higher interest on cash held in deposits, respectively, for the three-months ended June 30, 2023.

Change in the fair value of our derivative instruments for the three-months ended June 30, 2023 increased by $9,754,617 to a gain of $1,564,617 from a loss of $8,190,000 in the comparable 2022 period, as a result of a higher increase in the Company's share price in connection with potential make-whole obligations for minimum value commitments on the Company's common shares and change in the fair value of the Ionic derivative. The 2023 gain was attributed $1,365,000 LINICO investment, $1,030,871 for GenMat investment and $585,000 Haywood investment, offset by a loss $1,416,254 on the derivative liability for Ionic Note. The loss from the three-months ended June 30, 2022 was attributed to $3,675,000 for LINICO investment, $3,150,000 for GenMat investment and $1,365,000 Haywood investment.

Gain of $32,800 on conversion of debt for the three-months ended June 30, 2023 are attributed to the Ionic Note conversions of 1,951,248 shares for the three-months ended June 30, 2023.

Recovery of impairment losses for the three-months ended June 30, 2023 decreased by $895,204, due primarily to a recovery of credit losses on the MCU-P note receivable for the three-months ended June 30, 2022. No impairment losses or recoveries were recorded in the second quarter 2023.

Other income (expenses), net for the three-months ended June 30, 2023 were $855,151, primarily consisting of losses from our equity method investments of $341,099 including a GenMat loss of $345,586, and losses from our investment in ABTC common shares of $765,000.

Other income (expenses), net for the three-months ended June 30, 2022 were $342,773, which primarily consisted of losses from our equity method investments of $311,917 and other losses of $30,856.

COMPARATIVE FINANCIAL INFORMATION

Six-Months Ended June 30, 2023 Compared to Six-Months Ended June 30, 2022

Net loss for the six-months ended June 30, 2023 decreased by $9,451,289 to $11,186,331 from a loss of $20,637,620 for the comparable 2022 period. The decrease in net loss primarily resulted from a change in estimated fair value of the derivative assets of $7,388,212 with a $2,263,212 gain recorded in 2023 as compared to losses of $5,125,000 in 2022, decrease in losses from impairment of intangible assets, notes receivable from MCU-P and investments in MCU of $3,581,685 recorded in the first half of 2022, lower research development expenses of $742,885, lower depreciation and amortization expense of $317,501 and gain on sale of equipment of $178,193. Variance partially offset by higher selling, general and administration expenses of $1,974,485, loss on conversion of debt $237,656, higher interest expense $354,589 and lower interest income $251,477.

Below we set forth a summary of comparative financial information for the six-months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022	Change
Revenue	$66,075	$107,550	$(41,475)

Operating expenses:
Selling, general and administrative expenses	6,885,824	4,911,339	1,974,485
Research and development	3,031,683	3,774,568	(742,885)
Depreciation and amortization	1,335,922	1,653,423	(317,501)
Gain on sale of equipment	(178,193)	—	(178,193)
Total operating expenses	11,075,236	10,339,330	735,906

Loss from operations	(11,009,161)	(10,231,780)	(777,381)

Other Income (Expense)
Gain (loss) on investments	—	52,823	(52,823)
Interest expense	(991,339)	(636,750)	(354,589)
Interest income	106,875	358,352	(251,477)
Change in fair value of derivative instruments	2,263,212	(5,125,000)	7,388,212
Gain (loss) on conversion of debt	(237,656)	—	(237,656)
Recovery (Impairment) of intangible assets	—	(338,034)	338,034
Impairment of investments and note receivable, net recovery	—	(3,243,651)	3,243,651
Other income (expense)	(1,318,262)	(1,473,580)	155,318
Total other income (expense), net	(177,170)	(10,405,840)	10,228,670

Net loss	(11,186,331)	(20,637,620)	9,451,289

Net loss attributable to noncontrolling interest	(48,906)	(492,219)	443,313

Net loss attributable to Comstock Inc.	$(11,137,425)	$(20,145,401)	$9,007,976

RESULTS OF OPERATIONS

Six-Months Ended June 30, 2023 Compared to Six-Months Ended June 30, 2022

Revenues and gross profit for the six-months ended June 30, 2023, decreased $41,475 to $66,075 from $107,550 for the comparable 2022 period as a result of lower revenues from operating leases on our land and building leased to others, primarily due to the sale of the Daney Ranch.

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

Selling, general and administrative expense for the six-months ended June 30, 2023 increased by $1,974,485 to $6,885,824 from $4,911,339 in the comparable 2022 period primarily as a result of higher employee costs of $1,594,695 attributed to higher salaries, executive incentive compensation, payroll administration costs and higher marketing and investor relations expenses. Other costs increased by $772,314 including mining related costs associated with no relative reimbursements from Tonogold, partially offset by lower professional fees of $418,738.

Research and development expenses for the six-months ended June 30, 2023 decreased by $742,885 to $3,031,683 from $3,774,568 in the comparable 2022 period primarily as a result of lower costs related to the development of a pilot scale system in 2022 for processing woody biomass into intermediate materials that can be converted into paper products and fuels and the pilot scale system for crushing and separating lithium ion batteries. These systems are used to validate the processes and develop parameters for upscaling these renewable technologies. Our Comstock Engineering, Comstock Innovations and LINICO subsidiaries, which were acquired in 2021 are leading the developments of these commercialized technologies. No similar costs were incurred in the first half of 2023. Variance offset partially by higher employee costs attributed to executive incentive compensation.

Depreciation and amortization during the six-months ended June 30, 2023, decreased by $317,501 to $1,335,922 from $1,653,423 in the comparable 2022 period, primarily from ceasing amortization on assets held for sale in the first half of 2023.

Gain on sale of equipment attributed to the AQMS Facility during the six-months ended June 30, 2023, attributed to the AQMS Facility was $178,193.

Gain on investments during the six-months ended June 30, 2023 decreased by $52,823 due to no gain on investments for the first half of 2023 compared to a gain of $52,823 for the comparable 2022 period. The 2022 gain was primarily a result of sales of 8,065,924 shares of Tonogold stock.

Interest expense for the six-months ended June 30, 2023, increased by $354,589 to $991,339 from $636,750 for the comparable 2022 period primarily due to interest and related amortization of the original issue discount ("OID") on the GHF promissory note, the Alvin note and the Ionic Note that originated during the fourth quarter of 2022.

Interest income for the six-months ended June 30, 2023, decreased by $251,477 to $106,875 from $358,352 in the comparable 2022 period, as a result of the extinguishment of the Tonogold note receivable and the extinguishment of the MCU-P note receivable that was exchanged for the MCU assets, both of which are no longer accruing interest income for the six-months ended June 30, 2023.

Change in fair value of our derivative instruments for the six-months ended June 30, 2023, increased by $7,388,212 to a gain of $2,263,212 in 2023 compared to a loss in 2022 of $5,125,000 as a result of an increase in the Company's share price in connection with potential make whole obligations for minimum value commitments on the Company’s common shares. The 2023 gain was attributed $1,575,000 LINICO investment, $1,189,466 for GenMat investment and $675,000 Haywood investment, offset by a loss $1,176,254 on the derivative liability for Ionic Note. The 2022 loss was attributed to $2,345,000 for LINICO investment, $2,010,000 for GenMat investment and $1,365,000 Haywood investment.

Loss of $237,656 on conversion of debt for the six-months ended June 30, 2023 are attributed to the Ionic Note conversions of 6,490,661 shares for the six-months ended June 30, 2023.

Impairment of intangible assets for the six-months ended June 30, 2023 decreased by $338,034, due primarily to the FPC intangible assets as a result of historical and continuing losses and an inability to recover the investment through the use of their technology. For the six-months ended June 30, 2023, no impairment losses or recoveries were recorded.

Impairment of investments and notes receivable, net of recoveries, for the six-months ended June 30, 2023, decreased by $3,243,651. Decrease due primarily to the 2022 impairment losses as a result of investments in MCU and MCU-P and note receivable in MCU-P, which were deemed unrecoverable as of March 31, 2022 from a significant decline in forecasted cash flows from the MCU-P operations. Variance also attributed to $595,000 related to the LPB investment prior to settlement in exchange for 3,500,000 of the Company's shares in 2022; offset by $895,204 recovery of credit losses on the MCU-P note receivable for the three-months ended June 30, 2022. For the six-months ended June 30, 2023, no impairment losses or recoveries were recorded.

Other income (expenses), net, for the six-months ended June 30, 2023 were $1,318,262, primarily consisting of losses from our equity method investments of $806,265 including a GenMat loss of $789,209 and loss from our investment in ABTC common shares of $765,000.

Other income (expenses), net, for the six-months ended June 30, 2022 were $1,473,580, primarily consisted of a reduction in value of the Tonogold note receivable of $605,000, losses from our equity method investments of $578,819, LPB settlement expense of $250,000 and other losses of $39,761.

OUTLOOK

The primary focus for 2023 has been and continues to be commercialization. The Company’s biorefining technologies are commercially ready and offer unprecedented performance for the Company’s prospective customers. Comstock Fuels is actively pursuing revenue producing opportunities with globally recognized renewable fuel producers. Comstock Metals is also commercially ready and has engineered and ordered its first commercial demonstration facility and will permit and deploy this facility in the second half of 2023. The capital expenditures for this commercial operation will be approximately $2 million.

GenMat’s physics-based, generative AI solutions has made significant technological advancements over the past two years with the 2023 goal of commercial readiness first and then followed by commercialization with early adopting customers. Comstock Mining recently secured a revenue generating license, resulting in expected 2023 cash proceeds of over $2.0 million.

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

The following chart summarizes the change in TRL status over the past year, and the objectives for 2023:

Line of Business	Technology	12/2021	12/2022	12/2023 Goal

Cellulosic Fuels	Conversion of under-utilized woody biomass into renewable fuels at high yield	TRL 4	TRL 6	TRL 7

Artificial Intelligence	Generative AI that simulates new materials at exponentially increased speed	TRL 3	TRL 4	TRL 6

Metals	Scalable extraction of metals from electrification products	TRL 2	TRL 5	TRL 6

Mining Technology	Dramatically reduced exploration costs with hyperspectral imaging and AI-based analytics	TRL 0	TRL 2	TRL 3

Comstock’s SMART milestones and commercialization process involve meticulous planning that is informed by many factors, including the total addressable markets, their growth rates and the speed that the Company can initiate and increase revenue.

Comstock Fuels

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

Each license agreement for a commercial production facility could create 15 to 20 years of recurring royalty revenue.

Comstock Metals

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
•Advancing the technology readiness for broader material recycling, prioritizing photovoltaics.
•Permitting the broader material recycling system, starting with photovoltaics, in northern Nevada.
•Deploying the broader material recycling and readying it for production.

Comstock Metals has submitted all permits for operating its manufacturing facility in Silver Springs, NV, and expects receipt of permits and deployment of its operations before the end of 2023, with operations commencing in early 2024.

Comstock Mining

The Company has amassed the single largest known repository of historical and current geological data on the Comstock mineral district, including extensive geophysical surveys, geological mapping, sampling and drilling data and published updated SK-1300 technical reports on the Lucerne and Dayton resource areas.

On June 30, 2023, the Company signed a Mineral Exploration and Mining Lease Agreement (the “Mining Lease”) with Mackay Precious Metals Inc (“Mackay”). The Mining Lease provides a twenty-year term granting Mackay the rights to conduct exploration on certain of the Company’s mineral properties in Storey County. Mackay paid a lease initial fee of $1,250,000 and will make quarterly lease payments of $375,000 for the first four years, and quarterly lease payments of $250,000 thereafter. In addition, Mackay will reimburse carrying costs for the mineral properties, estimated to be $177,000 per year, and will pay an NSR royalty of 1.5% from eventual mine production from the mineral properties. Mackay also committed to expenditures of $1,000,000 per year on a cumulative basis, and increasingly detailed technical reports after the first five, ten, and fifteen years.

The Company’s objectives for 2023 include:

•Receive cash proceeds of over $2.0 million from new mineral leases leveraging the northern Gold Hill and northern Occidental claim groups.

•Develop, in collaboration with GenMat, a next-generation geostatistical digital twin model of the most strategic development areas, using the Company’s existing geologic and geophysical data.

The Company’s 2023 efforts will apply economic analysis to Comstock’s existing gold and silver resources progressing toward full economic feasibility.

Artificial Intelligence

Investment in physics-based, generative artificial intelligence (“AGI”) is a crucial component of Comstock’s technology innovation strategy. Quantum Generative Materials LLC ("GenMat"), develops and commercializes cutting-edge generative artificial intelligence models for the discovery and manipulation of matter. GenMat is a company that Comstock has a 48.19% investment interest. This includes AGI models that can be employed today, for commercial use on GenMat’s existing, high-performance computing platforms, well before quantum computers become mainstream.

GenMat's AGI operates similarly to the large language models widely discussed in the media today, but instead of words and language, it uses atoms and molecules to generate physical systems and harness math and science to discover new materials in an exponentially shorter time than traditional methods allow. To put this into perspective, new material discovery typically takes many years and many millions of dollars. GenMat's AGI will simulate thousands of unique new materials in seconds.

GenMat’s objectives for 2023 include:

•Elevate new material simulation to TRL 6 by synthesizing and directly testing the AGI’s simulated materials to confirm the precision and accuracy of those simulations.
•Launch and make operational a space-based hyperspectral imaging sensor for mineral discovery applications.
•Commercialize an enterprise-oriented API and other physics-based AGI solutions to early adopter enterprise clients for advanced materials simulation and synthesis.

While the Company can’t be precise about exactly when GenMat will initiate revenue, GenMat’s technologies are maturing much faster than anticipated when the Company invested in GenMat in 2021.

Corporate

The Company has also made meaningful progress and expect to complete the monetization of now over $30 million in sales of our non-strategic assets during 2023, while funding our business developments and limiting our focus to the objectives above. For the six-months ended June 30, 2023, the Company received from ABTC cash proceeds of $21.0 million and a net 9,076,923 ABTC common stock and paid $12 million to purchase the AQMS Facility. We expect to sell 9,076,923 restricted shares of ABTC common shares in the third and fourth quarters of 2023 and receive, at a minimum, proceeds of $6.0 million and total net proceeds of approximately $15.0 million.

The Company also expects proceeds of approximately $0.75 million from the sale of 1,500 Green Li-ion Pte. Ltd. (“Green Li-ion”) preferred shares (representing approximately 4% of the 37,162 Green Li-ion preferred shares owned by LINICO) during the 2023 third quarter. The Company intends to sell the remaining Green Li-ion preferred shares over the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position and liquidity are based on our net sources of capital from financing as generally compared to our net uses of capital from investing activities and ultimately, our ability to generate cash flows from our operations. Our cash balances at June 30, 2023 and December 31, 2022 were $1,585,713 and $2,521,772, respectively. The Company had current assets of $41,122,241 and current liabilities of $44,349,777, representing working capital deficit of $3,227,536 at June 30, 2023.

The current liabilities include $27.8 million of Liabilities Held for Sale representing deferred cash and stock proceeds already received from the sale of the Facility and related equipment and derivative liabilities of $7.8 million for the contingent make-whole liabilities and $1.4 million of deferred revenue representing cash received from the Mackay and ABTC lease agreements.

Our primary source of liquidity during the first six-months of 2023 was cash from asset sales and to a lesser extent, financing activities. During the six-months ended June 30, 2023, we generated $3,701,641 and $2,040,330 in cash from our investing activities and our financing activities, respectively, and we used $6,678,030 in cash in our operating activities.

During the six-months ended June 30, 2023, the Company delivered 6,490,661 shares of common stock with a fair value of $3,452,848 at an average alternate conversion price per share of $0.53 with a principal balance of $2,400,000 and accrued interest of $58,707. On April 6, 2023, Ionic returned 327,549 excess shares from equity conversions in the first quarter 2023.

During the six-months ended June 30, 2023, we issued 3,214,599 shares of common stock to Tysadco, for an aggregate sales price of $1,350,000 at an average price per share of $0.42 with $7,550,000 of remaining capacity, subject to certain restrictions.

On February 13, 2023, we entered into an equity purchase agreement (the “2023 Leviston Sales Agreement”) with Leviston Resources LLC (“Leviston”) to offer and sell registered shares of common stock at an aggregate offering price of up to $5 million from time to time, at our option, on terms we deem favorable. During the six-months ended June 30, 2023, we issued 3,495,029 shares of common stock to Leviston for an aggregate sales price of $1,300,000 at an average price per share of $0.37 with $3,700,000 of remaining capacity, subject to certain restrictions.

On December 16, 2022, the Company entered into a securities purchase agreement for an unsecured convertible promissory note (the "Ionic Note") with Ionic. with a principal amount of $3,150,000, of which $2,975,000 was funded and $175,000 was an original issue discount ("OID") and issued with a 5% OID. The full principal is due on March 16, 2024. Interest is payable monthly at a rate of 8% annually. The Convertible Note contains conversion terms that are based on percentages of trading price and volumes over defined measurement periods. The terms require the conversion option to be bifurcated as a derivative. As of June 30, 2023 and December 31, 2022, the Company bifurcated the conversion feature and recorded a derivative liability of $600,000 and $420,000, respectively, reflected in our consolidated balance sheet.

On October 25, 2022, we entered into a short-term promissory note (the "Alvin Fund 2022 Note") with Alvin Fund LLC with a principal amount of $2,000,000. In consideration of the lender providing the financing, the Company issued $250,000 in shares to the lender. The full principal is due on October 25, 2023. Interest is payable monthly at a rate of 9% annually. Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by all the property commonly referred to as the Dayton properties. On June 21, 2023, the Company issued 270,757 shares of unregistered restricted common shares with a fair value of $107,507 to Alvin Fund LLC in lieu of payment of interest under the Alvin Fund 2022 Note.

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

On April 12, 2022, the Company entered into an equity purchase agreement (the “Leviston Agreement”) with Leviston Resources LLC (“Leviston”) for the purchase of up to $10,000,000 worth of shares of the Company’s common stock from time to time, at the Company’s option, on terms deemed favorable to the Company. Any shares offered and sold are issued pursuant to the Company’s shelf registration statement on Form S-3 and the related prospectus (File No. 333-263930) filed by the Company with the U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933 (the “Securities Act”). Sales of common stock, if any, under the Purchase Agreement may be made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, at a discount of 10% to the volume weighted average sales price of the common stock on the date that Leviston receives a capital call from the Company. For consideration to enter the Leviston Agreement, the Company agreed to deliver additional shares of common stock to Leviston, for no additional consideration, on the first settlement date with respect to a put notice delivered by the Company. As of December 31, 2022, the 2022 Leviston Agreement has no remaining capacity, and the facility was closed.

We intend to fund our operations over the next twelve months from existing cash and cash equivalents, planned sales of non-strategic assets and other investments, leasing cash inflows on certain mineral properties, planned licensing, sales and profits from our cellulosic and battery metal recycling technology and related engineering services, and previously funded capital into our LINICO subsidiary and Quantum investment. Based on these expected funding sources, management believes we will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the twelve months following the date of issuance of the condensed consolidated financial statements included herein. While we have been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration and other registration statements, non-registered equity placements, borrowings and various other means. There is no assurance we will be able to obtain additional equity capital or other financing, if needed.

Net cash used in operating activities for the six-months ended June 30, 2023 decreased by $1,036,673 to $6,678,030 from $7,714,703 in the comparable 2022 period, due primarily to changes in operating expenses discussed in Financial Condition and Results of Operating Information.

Net cash provided by investing activities for the six-months ended June 30, 2023 increased by $3,185,496 to $3,701,641 from $516,145 in the comparable 2022 period, primarily due to proceeds from sale of the AQMS lease and related assets of $21.0 million, partially offset by $12.0 million in cash used for the purchase of the AQMS Facility, $3.5 million for payments on contractual commitments for GenMat, LINICO and Haywood investments, $0.9 million for SSOF advances, and $0.8 million for the purchase of water rights as compared to net cash provided in the 2022 period primarily from $0.9 million from recovery of MCU funds, $0.9 million from the sale of Tonogold common shares, and $0.8 million from Tonogold option agreement proceeds, partially offset by $0.8 million for GenMat investments, $0.5 million for licenses and $0.6 million for purchases of equipment.

Net cash provided in financing activities for the six-months ended June 30, 2023 decreased $3,591,355 to $2,040,330 from $5,631,685 for the comparable 2022 period, primarily as a result of net proceeds from the issuance of common stock of $2,810,000 and reduced contributions of $500,000 from AQMS for additional shares in LINICO in 2022.

Risks to our liquidity could result from future operating expenditures above management’s expectations, including but not limited to research and development, pre-development, exploration, selling, general and administrative, and investment related expenditures in excess of repayments of the advances to SSOF, and cash proceeds from the sale of our non-strategic assets and other investments, amounts to be raised from the issuance of equity under our existing shelf and other registration statements, declines in the market value of properties planned for sale, or declines in the share price of our common stock that would adversely affect our results of operations, financial condition and cash flows. If we were unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about our ability to continue as a going concern. In such case, we could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or investments, or sell certain assets or businesses. There can be no assurance that we would be able to take any such actions on favorable terms, in a timely manner, or at all.

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

ITEM 4        CONTROLS AND PROCEDURES

A. Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Principal Executive and Financial and Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act") was conducted. Our disclosure controls and procedures are designed to ensure information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act rules, and such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our CEO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO), were effective as of June 30, 2023, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2023, there was no change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A    RISK FACTORS

No new risk factors have been identified in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the interim period ended June 30, 2023.

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USES OF PROCEEDS

On June 21, 2023, the Company issued 270,757 shares of unregistered restricted common shares with a fair value of $107,507 to Alvin Fund LLC in lieu of payment of interest under the Alvin Fund 2022 Note pursuant to Section 4(a)(2) of the Securities act.

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

(1) Exhibits filed as part of this Report:

See Exhibits for which the Exhibit number is noted with an asterisk on the Exhibit Index attached hereto.

Exhibit Number	Exhibit

10.1	First Amendment to Second Amended and Restated Membership Interest Purchase Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 15, 2023)

10.2	Third Amended and Restated Membership Interest Purchase Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 6, 2023)

10.3	Mineral Exploration and Mining Lease Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 6, 2023)

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

101*
Interactive Data File (Quarterly Report on Form 10-Q, for the periods ended June 30, 2023, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three and six-months ended June 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Changes in Equity for the three and six-months ended June 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Cash Flows for six-months ended June 30, 2023 and 2022 and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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
Date: August 10, 2023