Form 10-Q
period 2023-09-30
Comstock Inc.
filed 2023-10-26
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

The number of shares outstanding of Common Stock, $0.000666 par value per share, on October 25, 2023 was 117,130,225.

This page intentionally left blank.

COMSTOCK INC.
FORM 10Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties, many of which are unforeseeable and beyond our control and could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and the following: adverse effects of climate changes or natural disasters; adverse effects of global or regional pandemic disease spread or other crises; global economic and capital market uncertainties; the speculative nature of gold or mineral exploration, and cadmium, silver, lithium, nickel, cobalt, and other metal recycling, including risks of diminishing quantities or grades of qualified resources; operational or technical difficulties in connection with exploration, metal recycling, processing or mining activities; costs, hazards and uncertainties associated with precious and other metal based activities, including environmentally friendly and economically enhancing clean mining and processing technologies, precious metal exploration, resource development, economic feasibility assessment and cash generating mineral production; costs, hazards and uncertainties associated with metal recycling, processing or mining activities; contests over our title to properties; potential dilution to our stockholders from our stock issuances, recapitalization and balance sheet restructuring activities; potential inability to comply with applicable government regulations or law; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays; challenges to, or potential inability to, achieve the benefits of business opportunities that may be presented to, or pursued by, us, including those involving battery technology and efficacy, quantum computing and generative artificial intelligence supported advanced materials development, development of cellulosic technology in bio-fuels and related material production; commercialization of cellulosic technology in bio-fuels and generative artificial intelligence development services; ability to successfully identify, finance, complete and integrate acquisitions, joint ventures, strategic alliances, business combinations, asset and equity investment sales, and investments that we may be party to in the future; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to capital constraints; equipment failures; fluctuation of prices for gold or certain other commodities (such as silver, zinc, lithium, nickel, cobalt, cyanide, water, diesel, gasoline and alternative fuels and electricity); changes in generally accepted accounting principles; adverse effects of war, mass shooting, terrorism and geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies, equipment and raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to satisfy debt and lease obligations; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the Securities and Exchange Commission; potential inability to list our securities on any securities exchange or market or maintain the listing of our securities; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows, or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as may be required by securities or other law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

COMSTOCK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2023	December 31, 2022
ASSETS

Current Assets:
Cash and cash equivalents	$3,440,085	$2,521,772
Notes receivable and advances, net - current portion	6,476,267	5,012,275
Investments	18,912,985	—
Assets held for sale	—	21,684,865
Deposits - current portion	370,098	809,583
Prepaid expenses and other current assets	1,538,917	739,118
Total current assets	30,738,352	30,767,613

Non-current Assets:
Investments	12,928,816	18,784,327
Mineral rights and properties	13,302,013	12,571,418
Properties, plant and equipment, net	14,158,183	13,474,094
Reclamation bond deposit	2,816,194	2,727,815
Notes receivable and advances, net	988,271	959,318
Intangible assets, net	16,162,329	17,663,681
Finance lease - right of use asset, net	2,934,999	2,911,458
Other assets	618,960	194,035
Total noncurrent assets	63,909,765	69,286,146

TOTAL ASSETS	$94,648,117	$100,053,759

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	September 30, 2023	December 31, 2022
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$557,106	$714,077
Accrued expenses and other liabilities	2,329,114	1,719,597
Deposits	422,603	422,603
Derivative liabilities	7,507,177	14,545,800
Liabilities, held for sale	—	12,021,566
Finance lease - right of use lease liability	847,129	409,143
Debt, net - current portion	—	1,795,890
Total current liabilities	11,663,129	31,628,676

Long-Term Liabilities:
Reclamation liability	5,508,624	5,226,505
Finance lease - right of use lease liability, non-current portion	—	406,968
Debt, net - non-current portion	5,814,978	6,121,443
Other liabilities	1,792,022	306,708
Total long-term liabilities	13,115,624	12,061,624

TOTAL LIABILITIES	24,778,753	43,690,300

COMMITMENTS AND CONTINGENCIES (Note 10)

Stockholders' Equity:
Preferred Stock $.000666 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.000666 par value, 245,000,000 shares authorized, 117,130,225 and 91,442,018 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	77,888	60,660
Treasury stock 2,605,323 and 2,605,323 shares, at cost, at September 30, 2023 and December 31, 2022, respectively	(3,360,867)	(3,360,867)
Additional paid-in capital	359,533,078	348,390,556
Accumulated deficit	(290,263,882)	(291,491,432)
Total equity - Comstock Inc.	65,986,217	53,598,917
Non-controlling interest	3,883,147	2,764,542
Total stockholders' equity	69,869,364	56,363,459
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$94,648,117	$100,053,759

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$760,721	$39,850	$826,796	$147,400

Operating expenses:
Selling, general and administrative expenses	3,140,080	1,894,500	10,025,904	6,805,839
Research and development	1,394,860	1,330,340	4,426,543	5,104,908
Depreciation & amortization	676,779	794,565	2,012,701	2,447,988
Gain on sale of Daney Ranch	—	(1,055,623)	—	(1,055,623)
Gain on sale of Facility (Note 8)	(7,126,377)	—	(7,304,570)	—
Total operating expenses	(1,914,658)	2,963,782	9,160,578	13,303,112

Income (loss) from operations	2,675,379	(2,923,932)	(8,333,782)	(13,155,712)

Other Income (Expense):
Gain (loss) on investments	14,074,875	(43,514)	13,309,875	9,309
Interest expense	(320,815)	(326,937)	(1,312,154)	(963,687)
Interest income	73,067	10,050	179,942	368,401
Change in fair value of derivative instruments	(2,369,176)	(1,600,000)	(105,964)	(6,725,000)
Gain on conversion of debt	289,512	—	51,856	—
Impairment of intangible assets	—	—	—	(338,033)
Impairment of investments and note receivable, net recovery	—	4,441	—	(3,239,210)
Other income (expense)	(681,678)	(435,152)	(1,234,940)	(1,908,732)
Total other income (expense), net	11,065,785	(2,391,112)	10,888,615	(12,796,952)

Net income (loss)	13,741,164	(5,315,044)	2,554,833	(25,952,664)

Net income (loss) attributable to non-controlling interest	1,376,189	(188,792)	1,327,283	(681,011)

Net income (loss) attributable to Comstock Inc.	$12,364,975	$(5,126,252)	$1,227,550	$(25,271,653)

Earnings per Share - Basic:
Net income (loss) per share - basic	$0.11	$(0.07)	$0.01	$(0.36)

Earnings per Share - Diluted:
Net income (loss) per share - diluted	$0.11	$(0.07)	$0.01	$(0.36)

Weighted average common shares outstanding, basic	109,093,289	76,481,625	101,853,484	70,866,854
Weighted average common shares outstanding, diluted	110,356,870	76,481,625	101,996,145	70,866,854

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Non-Controlling Interest	Total
	Shares	Amount
BALANCE - January 1, 2022	71,207,832	$47,065	$338,936,145	$(245,542,688)	$(3,870,000)	$3,400,000	$92,970,522

Common stock received and cancelled in the rescission of the LPB transaction	(3,500,000)	(2,331)	(5,107,669)	—	—	—	(5,110,000)
Common stock issuance costs	—	—	(70,000)	—	—	—	(70,000)
Capital contribution to LINICO by Aqua Metals	—	—	176,695	—	—	323,305	500,000
Employee and director share-based compensation	—	119	108,480	—	—	—	108,599
Sales of treasury shares (1,485 common shares)	—	—	805	—	1,916	—	2,721
Net loss	—	—	—	(6,378,555)	—	(168,468)	(6,547,023)
BALANCE - March 31, 2022	67,707,832	44,853	334,044,456	(251,921,243)	(3,868,084)	3,554,837	81,854,819

Issuance of common stock for Haywood lease	1,500,000	999	2,294,001	—	—	—	2,295,000
Tysadco private placement funding	3,076,923	2,049	1,997,951				2,000,000
Issuance of common stock	4,377,697	2,916	3,457,084	—	—	—	3,460,000
Issuance of common stock for stock issuance costs	829,597	553	839,447	—	—	—	840,000
Common stock issuance costs	—	—	(1,053,000)	—	—	—	(1,053,000)
Common stock received and cancelled in connection with employee termination	(720,000)	(480)	480	—	—	—	—
Employee and director share-based compensation	—	—	113,580	—	—	—	113,580
Repurchase of employee stock options	—	—	(12,195)	—	—	—	(12,195)
Exercise of employee stock options	50,000	33	27,967	—	—	—	28,000
Net loss	—	—	—	(13,766,846)	—	(323,751)	(14,090,597)
BALANCE - June 30, 2022	76,822,049	50,923	341,709,771	(265,688,089)	(3,868,084)	3,231,086	75,435,607

Issuance of common stock	4,763,945	3,174	2,398,826	—	—	—	2,402,000
Warrants issued with note amendment	—	—	18,975	—	—	—	18,975
Payment to Northern Comstock LLC for mineral rights	802,295	534	481,966	—	—	—	482,500
Employee and director share-based compensation	—	—	89,738	—	—	—	89,738
Sales of treasury shares (393,192 common shares)	—	—	(269,861)	—	507,217	—	237,356
Net loss	—	—		(5,126,252)	—	(188,792)	(5,315,044)
BALANCE - September 30, 2022	82,388,289	$54,631	$344,429,415	$(270,814,341)	$(3,360,867)	$3,042,294	$73,351,132

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
(UNAUDITED)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Non-Controlling Interest	Total
	Shares	Amount
BALANCE - January 1, 2023	91,442,018	$60,660	$348,390,556	$(291,491,432)	$(3,360,867)	$2,764,542	$56,363,459

Issuance of common stock	6,090,276	4,056	2,145,944	—	—	—	2,150,000
Common stock issuance costs	—	—	(607,620)	—	—	—	(607,620)
Issuance of common stock for stock issuance costs	963,445	642	349,358	—	—	—	350,000
Issuance of common stock for conversion of debt and accrued interest	4,539,413	3,023	1,659,700	—	—	—	1,662,723
Employee and director share-based compensation	—	120	126,168	—	—	—	126,288
LINICO dividends earned by AQMS not distributed	—	—	—	—	—	(44,703)	(44,703)
Net loss	—	—	—	(5,668,937)	—	(12,805)	(5,681,742)
BALANCE - March 31, 2023	103,035,152	68,501	352,064,106	(297,160,369)	(3,360,867)	2,707,034	54,318,405

Issuance of common stock	619,352	412	499,588	—	—	—	500,000
Issuance of common stock for conversion of debt and accrued interest, net shares returned	1,951,248	1,300	1,667,632	—	—	—	1,668,932
Issuance of common stock in lieu of payment of interest	270,757	180	107,327	—	—	—	107,507
Employee and director share-based compensation	—	—	46,328	—	—	—	46,328
LINICO dividends earned by AQMS not distributed	—	—	—	—	—	(46,092)	(46,092)
Net loss	—	—	—	(5,468,488)	—	(36,101)	(5,504,589)
BALANCE - June 30, 2023	105,876,509	70,393	354,384,981	(302,628,857)	(3,360,867)	2,624,841	51,090,491

Issuance of common stock	7,397,575	4,927	3,695,073	—	—	—	3,700,000
Payment to Northern Comstock LLC for mineral rights	963,074	641	481,859	—	—	—	482,500
Issuance of common stock for conversion of debt and accrued interest	2,818,714	1,877	1,166,066	—	—	—	1,167,943
Issuance of common stock in lieu of payment of interest	74,353	50	45,320	—	—	—	45,370
Employee and director share-based compensation (recapture)	—	—	(240,221)	—	—	—	(240,221)
LINICO dividends earned by AQMS not distributed	—	—	—	—	—	(47,528)	(47,528)
LINICO distribution to AQMS	—	—	—	—	—	(70,355)	(70,355)
Net income	—	—	—	12,364,975	—	1,376,189	13,741,164
BALANCE - September 30, 2023	117,130,225	$77,888	$359,533,078	$(290,263,882)	$(3,360,867)	$3,883,147	$69,869,364

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine-Months Ended September 30,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$2,554,833	$(25,952,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	478,388	409,784
Amortization of finance leases	32,960	1,009,687
Amortization of discount associated with finance leases	229,425	—
Amortization of debt discount and other debt-related items	659,743	130,652
Amortization of intangibles	1,501,352	1,641,308
Accretion of reclamation liability	282,119	291,213
Gain on sale of Facility (Note 8)	(7,304,570)	—
Gain on investments	(13,309,875)	—
Gain on conversion of debt	(51,856)	—
Gain on sale of Daney Ranch	—	(1,055,623)
Loss on change in fair value of equity securities	—	518,837
Loss on write off of investments in MCU and MCU-P, net of recovery	—	2,455,333
Loss on Pelen option	150,000	150,000
Employee and director share based compensation (recapture)	(67,605)	311,917
Change in fair value of derivative instruments	105,964	6,725,000
Change in fair value of investment	—	76,854
Interest expense paid in lieu of common stock	152,877	—
Share of net loss of equity-method investments	1,337,801	858,712
Impairment of MCU-P note receivable	—	733,731
Impairment of Flux Photon intangibles	—	338,035
Other	(34,357)	18,780

Changes in operating assets and liabilities:
Prepaid expenses	(165,780)	(379,127)
Deposits	289,485	109,664
Other assets	428,264	330,490
Accounts payable	(320,236)	(227,788)
Accrued expenses, other liabilities and deposits	581,456	(241,137)
Other liabilities	1,285,628	—
Net cash used in operating activities	(11,183,984)	(11,746,342)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of mineral rights and property, plant and equipment	(1,515,553)	(816,302)
Proceeds received from the sale of the Facility (Note 8)	21,000,000	—
Proceeds from sale of ABTC common shares	5,365,981	—
Proceeds from sale of Green Li-ion preferred shares	779,600	—
Purchase of Facility (Note 8)	(12,000,000)	—
Payments on contractual commitments associated with derivatives	(5,625,000)	—
Investment in Quantum Generative Materials, LLC	—	(2,200,000)

	Nine-Months Ended September 30,
	2023	2022
Advances to Sierra Springs Opportunity Fund, Inc.	(1,470,000)	(1,300,000)
Recovery of funds from MCU and MCU-P	—	895,204
Acquisition of Intellectual Property	—	(500,000)
Proceeds from repayment by Sierra Springs Opportunity Fund, Inc.	—	1,300,000
Proceeds from Tonogold option agreement	—	750,000
Proceeds from sale of Daney Ranch	—	1,500,000
Payments on Haywood land lease and acquisition	—	(50,000)
Additions to construction in progress	—	(306,430)
Proceeds from sale of Tonogold shares	—	933,129
Payment for option to purchase additional membership interests in Pelen LLC	—	(100,000)
Other	(77,642)	(4,413)
Net cash provided by investing activities	6,457,386	101,188

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt principal and financing leases	(377,114)	(1,445,404)
Distribution paid to AQMS	(70,355)	—
Proceeds from the issuance of common stock	6,350,000	7,862,020
Proceeds from sale of treasury stock	—	240,077
Capital contributed to LINICO from AQMS	—	500,000
Common stock issuance costs	(257,620)	(283,020)
Other	—	15,805
Net cash provided by financing activities	5,644,911	6,889,478
Net increase (decrease) in cash and cash equivalents	918,313	(4,755,676)
Cash and cash equivalents at beginning of period	2,521,772	5,912,188
Cash and cash equivalents at end of period	$3,440,085	$1,156,512

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Haywood land lease and acquisition	$—	$2,050,000
Issuance of common shares for Haywood land lease and acquisition	$—	$245,000
Issuance of common shares for Northern Comstock LLC mineral rights payments	$482,500	$482,500
Issuance of common shares for debt conversion and accrued interest	$4,499,598	$—
Return of common stock in connection with conversion of debt and accrued interest	$(287,049)	$—
Investment shares received on sale of Facility	$9,365,000	$—
Return of investment shares in lieu of escrowed funds	$(1,500,000)	$—
Issuance of common shares for due diligence and commitment fees	$350,000	$840,000
Right of use asset and liability due to building operating lease	$213,925	$—
Common stock received in the rescission of the LPB transaction	$—	$5,110,000
Tonogold note receivable exchanged for option	$—	$(6,650,000)
Note receivable issued in sale of Daney Ranch property	$—	$993,000
Increase in finance lease asset and liability due to modification of lease terms	$—	$1,147,669
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

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Comstock Inc. and its wholly-owned subsidiaries, Comstock Fuels Corporation ("Comstock Fuels"), Comstock Metals Corporation ("Comstock Metals"), Comstock Innovation Corporation (“Comstock Innovations”), Comstock IP Holdings LLC ("Comstock IP Holdings"), Comstock Engineering Corporation ("Comstock Engineering"), Comstock Mining LLC, Comstock Processing LLC, Comstock Northern Exploration LLC, Comstock Exploration and Development LLC, Comstock Real Estate Inc., Comstock Industrial LLC, MANA Corporation ("MANA"), Downtown Silver Springs LLC ("DTSS"), Aqua Metals Transfer LLC, the Company’s 88.23% owned subsidiary LINICO Corporation ("LINICO") and MCU Philippines, since its acquisition in June 2022. Intercompany transactions have been eliminated. The condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Operating results for the three and nine-months ended September 30, 2023 may not be indicative of full year 2023 results.

In management's opinion, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of September 30, 2023, and our results of operations and changes in stockholders' equity for the three and nine-months ended September 30, 2023 and 2022, and our cash flows for the nine-months ended September 30, 2023 and 2022.

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

Comstock Metals – The world is also focused on the production of energy generation and storage technologies to reduce reliance on fossil fuels, including photovoltaics, lithium-ion batteries (“LIBs”), and fuel cells. Each of those technologies relies on scarce critical metals, increasing global demand for primary metal mining and recycling. In 2023, we are deploying a demonstration system to commercialize technologies for use in efficiently crushing, conditioning, extracting, and ultimately recycling metal concentrates from photovoltaics and other electronic devices.

Comstock Mining – We own or control twelve square miles of patented and unpatented mining claims and surface parcels, covering six and a half miles of continuous mineral strike length. We plan on further enhancing that data with hyperspectral orbital imaging and generative artificial intelligence (“AI”) solutions that provide prospecting analytics and enable more effective mineral discovery.

Artificial Intelligence – Quantum Generative Materials LLC ("GenMat"), our 48% owned investment, has recently developed and launched a new generative AI to simulate critical properties of known materials during calibration testing. GenMat also plans on using its AI to simulate new material characteristics. GenMat's generative AI models can be employed today for commercial use on GenMat's existing high-performance computing platform, well before quantum computers become mainstream.

The Company’s strategic investment in the Sierra Springs Opportunity Fund ("SSOF") and its subsidiaries further demonstrates our commitment to and support of sustainable economic growth in our northern Nevada communities.

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Financial Statements are prepared on the going concern basis of accounting that assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has had recurring net losses from operations and had an accumulated deficit of $290.3 million at September 30, 2023. For the nine-months ended September 30, 2023, the Company recognized net income of $2.6 million and cash and cash equivalents increased by $0.9 million from $2.5 million at December 31, 2022 to $3.4 million at September 30, 2023. The Company intends to fund our operations over the next twelve months from existing cash and cash equivalents, planned sales of non-strategic assets and other investments, leasing cash inflows on certain mineral properties, and planned licensing, sales and cash inflows from our lignocellulosic and metal recycling technologies and services. Based on these expected funding sources, management believes the Company will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the Condensed Consolidated Financial Statements included herein. While the Company has been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf and other registration statements, non-registered equity placements, borrowings and various other means, there is no assurance the Company will be able to obtain additional equity capital or other financing, if needed. Risks to our liquidity include future operating expenditures above management’s expectations, including but not limited to research and development, pre-development, exploration, selling, general and administrative, and investment related expenditures in excess of repayments of the advances to SSOF, cash proceeds from the sale of our non-strategic assets and other investments, amounts to be raised from the issuance of equity under our existing shelf and other registration statements, and repayments of the advances to SSOF. Risks to our liquidity also include declines in the market value of properties planned for sale or declines in the share price of our common stock that would adversely affect our results of operations, financial condition and cash flows. If we are unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about our ability to continue as a going concern. In such a case, we could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or investments, and/or sell certain assets or businesses. There can be no assurance that we would be able to take any such actions on favorable terms, in a timely manner, or at all.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the 2023 financial statement presentation. Reclassifications had no effect on net income (loss) as previously reported.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2022, the FASB issued ASU 2022-03 (Topic 820) Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The new guidance clarifies a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value, and an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments require certain disclosures for equity securities subject to contractual sale restrictions, including the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, the nature and remaining duration of the restriction, and the circumstances that could cause a lapse in the restriction. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. We will adopt this new guidance on January 1, 2024 and do not expect a material impact to our financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 2        INVESTMENTS

Summary of Investments

At September 30, 2023 and December 31, 2022, our investments include:

	September 30, 2023		December 31, 2022
Equity Method Investments:	Investment	Ownership %	Investment	Ownership %
Quantum Generative Materials LLC	$11,989,589	48.19%	$13,312,433	48.19%
Pelen Limited Liability Company	604,227	25.00%	619,184	25.00%
Total equity method investments	12,593,816		13,931,617

Measurement Alternative Investments:
Green Li-ion Pte. Ltd. preferred shares	18,912,985		4,517,710
Sierra Springs Opportunity Fund, Inc.	335,000		335,000
Total measurement alternative investments	19,247,985		4,852,710

Total Investments	31,841,801		18,784,327
Less: current investments	18,912,985		—
Long-term investments	$12,928,816		$18,784,327

For the three and nine-months ended September 30, 2023, the gain (loss) on investments is as follows:

	Three-Months Ended	Nine-Months Ended
	September 30, 2023	September 30, 2023
Realized gain on sale of 1,500 Green Li-ion shares	$597,248	$597,248
Unrealized gain on remaining 35,662 Green Li-ion preferred shares	14,577,627	14,577,627
Realized loss on sale of 9,076,923 ABTC common stock	(1,100,000)	(1,865,000)
Total gain on investments	$14,074,875	$13,309,875
Summary financial information for affiliated companies (20% to 50%-owned) accounted for by the equity method for the periods presented, compiled from the equity investee's financial statements and reported on a one quarter lag is as follows:

	September 30, 2023	December 31, 2022
Current assets	$366,838	$1,023,023
Non-current assets	7,565,211	12,034,506
Current liabilities	—	89,584

	Nine-Months Ended
	September 30, 2023	September 30, 2022
Revenues	47,400	52,675
Gross Profit	47,400	52,675

Net loss	$(3,587,417)	$(2,228,217)

Upon acquisition, management determined that the excess of our investment values over the net assets of the individual equity method investees was comprised of goodwill. At September 30, 2023 and December 31, 2022, non-current assets in the summarized financial information in the table above include the equity investees’ investment in, and derivative asset associated with, the Company's common stock of $6.5 million and $10.9 million, respectively.

Investment in Quantum Generative Materials LLC

On June 24, 2021, we invested in the equity of GenMat, and we received 465,000 membership units and committed $5,000,000 in cash and $10,000,000 in guaranteed stock value for a total of $15,000,000 for the initial seed investment and committed an additional $35,000,000 based upon GenMat’s realization of key development milestones, for up to 50% ownership of GenMat. At closing we issued 3,000,000 restricted shares of our common stock with a fair value of $10,530,000 toward the $10,000,000 required stock purchase price and recorded a $530,000 related derivative asset (see Note 11, Equity). Through September 30, 2023, we paid $11,050,000 consisting of the full $5,000,000 cash commitment and $6,050,000 against the make-whole for the deficiency in the common stock value. During the nine-months ended September 30, 2023 and 2022, we paid $3,600,000 and $2,200,000, respectively, against the make-whole for the deficiency in common stock value.

For the three and nine-months ended September 30, 2023, the Company recorded $533,635 and $1,322,844, respectively, in equity loss from affiliates for our investment in GenMat at 37.5% of voting rights since 165,000 membership units were not vested as of September 30, 2023. For the three and nine-months ended September 30, 2022, the Company recorded $283,367 and $804,912, respectively, in equity loss from affiliates for our investment in GenMat.

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

Investment in Pelen LLC

In April 2020, the Company invested $602,500 in Pelen LLC in exchange for 25% ownership and retained an option to purchase the remaining 75% ownership interest. At September 30, 2023 and December 31, 2022, the balance of option payments applicable to the purchase price totaled $0 and $150,000, respectively, and are included in deposits on the condensed consolidated balance sheets. We recognized an impairment loss of $150,000 in the statement of operations during the three and nine-months ended September 30, 2023, for the remaining balance of option payments applicable to the purchase price. For the three and nine-months ended September 30, 2022, we recognized an impairment loss of $150,000 for the options payments applicable to the purchase price.

The Company recorded $2,100 in equity income and $14,957 in equity loss from affiliates for its investment in Pelen for the three and nine-months ended September 30, 2023, respectively. The Company recorded $3,475 and $24,453, respectively, in equity income from affiliates for its investment in Pelen for the three and nine-months ended September 30, 2022.

Investment in American Battery Technology Company

In connection with the sale of the Facility (see Note 8, Sale of Manufacturing Facility), the Company received 11 million shares of restricted common stock from the purchaser of the Facility, American Battery Technology Company ("ABTC") with an initial fair value of $9,365,000. On June 30, 2023, the Company and ABTC amended the agreement whereby the Company returned 1,923,077 of the ABTC restricted shares in exchange for the $1.5 million of the purchase price set aside in escrow to settle indemnification claims (see Note 12, Fair Value Measurements).

On August 8, 2023, the remaining 9,076,923 shares owned by the Company became unrestricted. During the third quarter of 2023, the Company sold all 9,076,923 ABTC shares with gross proceeds of $5,456,920, net of commission fees of $90,939. As of September 30, 2023, the Company recorded a receivable of $634,019 for the difference of the net proceeds received of $5,365,981 and ABTC guaranteed that the Company will receive additional cash if and to the extent that the net proceeds from such shares are less than $6.0 million. The Company recorded the receivable of $634,019 in prepaid expenses and other current assets in the condensed consolidated balance sheets.

For the three and nine-months ended September 30, 2023, the Company recognized a loss of $1,100,000 and $1,865,000, respectively, on the investment included in gain (loss) from investments in the condensed consolidated statements of operations.

Investment in Green Li-ion Pte, Ltd.

As part of our acquisition of a majority ownership of LINICO on December 30, 2021, we acquired 37,162 preferred shares or 20.22% of Green Li-ion Pte, Ltd., a Singaporean company ("Green Li-ion"). The investment had a fair value of $4,577,000 at acquisition and was accounted for under the equity method through March 31, 2022 and under the measurement alternative method, after March 31, 2022. For the three and nine-months ended September 30, 2022, we recognized $0 and $59,290, respectively, in equity losses from affiliates for the investment in Green Li-ion. The Company monitors additional equity issuances of Green Li-ion to assess whether the equity securities issued are similar instruments requiring adjustments of our investments carrying value to fair value.

On January 5, 2022 and April 11, 2022, Green Li-ion issued additional equity and decreased our ownership to 16.45%, resulting in the loss of our ability to exercise significant influence. Accordingly, we elected the measurement alternative for equity investments that do not have a readily determinable fair value and we are now accounting for the investment under the measurement alternative. On February 28, 2023 and September 5, 2023, Green Li-ion issued additional equity and further decreased our ownership down to 14.01% and 13.34%, respectively.

On September 12, 2023, LINICO received gross proceeds of $795,510, net of commission fees of $15,910, from the sale of 1,500 Green Li-ion preferred shares for $530.34 per share and recorded a realized gain of $597,248 included in gain (loss) from investments in the condensed consolidated statements of operations. At September 5, 2023, the Company valued the remaining 35,662 Green Li-ion preferred shares it holds at $18,912,985 which represents the shares' fair value based on the price per share of $530.34 from the sale of the 1,500 preferred shares. An unrealized gain on investment of $14,577,627 was recognized in gain (loss) from investments in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023. The Company intends to sell the remaining Green Li-ion preferred shares over the next twelve months.

Investment in LP Biosciences LLC

On February 28, 2022, the LP Biosciences LLC ("LPB") 2021 transactions were terminated and each of the parties were relieved of their respective rights, liabilities, expenses, and obligations under the transactions except termination obligations. In connection with the termination, 3,500,000 restricted shares of the Company’s common stock were transferred back to the Company for cancellation upon receipt. The combined value of $5,110,000, representing the carrying value of our investment of $4,173,000 and the derivative asset of $937,000, was recorded directly to additional paid-in capital in the statement of equity as of September 30, 2022. The original acquisition cost of $10,812,669 was recognized as a reduction in equity.

For the three and nine-months ended September 30, 2022, the Company recorded other expense of approximately $0 and $250,000, respectively, in the condensed consolidated statement of operations, in connection with the termination of the transaction. There was no such expense in 2023.

Investment in Mercury Clean Up LLC and MCU Philippines, Inc.

In March 2022, based on the lack of known, cash-generating operating sites for MCU-P operations, and the costs associated with relocating and deploying to a new site, there is no known reasonable possibility of future cash flows from MCU and MCU-P and we determined that the investment was not recoverable. During the nine-months ended September 30, 2022, investment of $1,960,448 in MCU and the investment of $494,884 and notes receivable of $1,628,913 to MCU-P were deemed unrecoverable, and all amounts were fully impaired.

On June 18, 2022, the members of MCU agreed to distribute 100% of MCU's assets to the Company, including the cash held by MCU and MCU-P of $895,204 and the remaining 50% of MCU-P common stock, in exchange for forgiveness of the debt owed by MCU-P to the Company which was fully impaired in the nine-months ended September 30, 2022. The cash and proceeds of assets liquidated of $895,204 were recognized as a recovery of impairment of assets in other income (expense) of the Company with $590,000 from MCU and $305,204 from MCU-P during the second quarter of 2022.

As of June 18, 2022, the Company owned 100% of the membership interest of MCU, which has since been dissolved, and 100% of the stock of MCU-P. The carrying value of the investment on the acquisition date of both MCU and MCU-P was $0 and the net assets remaining after distributing the cash in repayment of the note receivable were insignificant. MCU and MCU-P hold equipment that was fully impaired prior to the acquisitions, and the remaining net assets include insignificant amounts of cash and accounts payable.

The Company recorded equity losses from affiliates for the investment in MCU and MCU-P of $0 for the three and nine-months ended September 30, 2023. The Company recorded equity losses from affiliates for the investment in MCU of $0 and $14,578 for the three and nine-months ended September 30, 2022, respectively. The Company recorded equity losses from affiliates for the investment in MCU-P of $0 and $4,384 for the three and nine-months ended September 30, 2022, respectively.

Investment in Sierra Springs Opportunity Fund, Inc.

During 2019, the Company invested $335,000 into a qualified opportunity zone fund, SSOF, which owns Sierra Springs Enterprises, Inc. ("SSE"), a qualified opportunity zone business. At September 30, 2023, our $335,000 investment in SSOF and 6,700,000 voting shares represent 11.64% of the total, fully diluted SSOF common shares. The Company monitors additional equity issuances of SSOF to assess whether the equity securities are similar instruments requiring adjustments of the investment carrying values to fair value. The Company did not make any adjustments to the investment carrying value during the period. At September 30, 2023 and December 31, 2022, the Company’s investment in SSOF is presented on the condensed consolidated balance sheets as a non-current investment. The Company's CEO is an executive and director of SSOF.

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

The Company’s maximum exposure to loss as a result of its involvement with SSOF is limited to its initial investment of $335,000 and the advances of $6,460,000 outstanding at September 30, 2023.

NOTE 3        NOTES RECEIVABLE AND ADVANCES, NET

Notes receivable and advances, net at September 30, 2023 and December 31, 2022 include:

	September 30, 2023	December 31, 2022
Current portion
Sierra Springs advances receivable	$6,460,000	$4,990,000
Other notes receivable	16,267	22,275
Total notes receivable and advances, current portion	$6,476,267	$5,012,275

Non-current portion
Daney Ranch note receivable	$988,271	$993,000
Unamortized discount for implied interest	—	(33,682)
Daney Ranch note receivable, net of discount	988,271	959,318
Total notes receivable and advances, non-current portion, net	$988,271	$959,318

Daney Ranch Sale

In August 2022, the Company sold the Daney Ranch and issued a 10-year $993,000 note receivable maturing in August 2032 to the former lessee and purchaser. The note bore interest at 2% for the first twelve months and currently bears interest at 7% and will so for the remaining term. The note may be prepaid, in full or in part, at any time without penalty. The note is secured by a second priority security interest in the property. The present value of the future interest and principal payments using a prevailing rate for similar loans of 7% was less than the face amount of the loan at issuance and we recognized an initial discount of $51,909. The discount is being amortized into interest income over the first year of the note and the note is measured on an amortized cost basis. During the three and nine-months ended September 30, 2023, we recognized interest income of $19,776 and $54,225, respectively. For the three and nine-months ended September 30, 2022, we recognized interest income of $7,998 on the Daney Ranch note receivable.

Tonogold Note Receivable

In September 2020, the Company sold its 100% ownership interest in Comstock Mining LLC whose sole assets were the Lucerne properties and related permits (“Comstock Lucerne”), to Tonogold Resources, Inc. ("Tonogold") for cash and notes receivable.

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

Prior to the Lucerne Option agreement, we accounted for the Note using the fair value option. For the three and nine-months ended September 30, 2022, we recognized a loss in other income and expense on the consolidated statement of operations for the change in fair value of the Note of $0 and $605,000, respectively.

Advances to Sierra Springs Opportunity Fund, Inc.

For the nine-months ended September 30, 2023 and 2022, the Company provided SSOF advances of $1,470,000 and $1,300,000, respectively. The $1,300,000 amount was fully repaid on January 26, 2022. SSOF used the advances on land options and working capital associated with the investments in qualified businesses in the opportunity zone. Total advances outstanding at September 30, 2023 and December 31, 2022 were $6,460,000 and $4,990,000, respectively. The advances are non-interest bearing.

NOTE 4        PROPERTY, PLANT AND EQUIPMENT, NET AND MINERAL RIGHTS

Property, plant and equipment at September 30, 2023 and December 31, 2022 include the following:

	September 30, 2023	December 31, 2022
Land	$6,328,338	$6,328,338
Real property leased to third parties	1,037,049	1,037,049
Property, plant and equipment for mineral processing	27,644,745	27,644,745
Other property and equipment	6,391,050	5,212,891
Accumulated depreciation	(27,242,999)	(26,748,929)
Total property, plant and equipment, net	$14,158,183	$13,474,094

During the three-months ended September 30, 2023 and 2022, we recognized depreciation expense of $142,915 and $126,877, respectively. During the nine-months ended September 30, 2023 and 2022, we recognized depreciation expense of $478,388 and $409,784, respectively.

Mineral Rights and Properties

Our properties at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Comstock Mineral Estate	$12,164,013	$12,164,013
Other mineral properties	317,405	317,405
Water rights	820,595	90,000
Total mineral rights and properties	$13,302,013	$12,571,418

The Comstock Mineral Estate includes all of the Company's resource areas and exploration targets. During the nine-months ended September 30, 2023 and 2022, we did not record any depletion expense, as none of the properties are currently in production. All of our mineral exploration and mining lease payments are classified as selling, general and administrative expenses in the condensed consolidated statements of operations.

On June 30, 2023, the Company signed a Mineral Exploration and Mining Lease Agreement (the “Mining Lease”) with Mackay Precious Metals Inc. (“Mackay”). The Mining Lease provides a twenty-year term granting Mackay the rights to conduct exploration on certain of the Company’s mineral properties in Storey County, Nevada. Mackay paid a lease initiation fee of $1,250,000 and will make quarterly lease payments of $475,000 for the first six months, quarterly lease payments of $375,000 for the next three and a half years, and then quarterly lease payments of $250,000 thereafter. In addition, Mackay will reimburse carrying costs for the mineral properties, estimated to be $177,000 per year, and will pay a Net Smelter Return ("NSR") royalty of 1.5% from eventual mine production from the mineral properties. Mackay also committed to exploration expenditures of $1,000,000 per year on a cumulative basis, and increasingly detailed technical reports after the first five, ten, and fifteen years.

We determined that the lease initiation fee of $1,250,000 should be recognized as revenue ratably over the term of the lease and quarterly lease payments will be recognized as revenue in the period received. For the three and nine-months ended September 30, 2023, we recorded revenue of $490,625 which includes the first quarterly lease payment of $475,000 and amortization of the lease initiation fee of $15,625. In addition, Mackay reimbursed expenditures made by the Company totaling $58,987 which was recorded as a credit against the associated expense. As of September 30, 2023, $1,234,434 of deferred revenue for the initiation fee remains, which the Company classified the short and long term deferred revenue of $62,503 and $1,171,931, respectively, in accrued expenses and other liabilities in our condensed consolidated balance sheet.

In March 2023, the Company acquired senior water rights (50-acre feet) associated with one of its existing properties and junior water rights (16-acre feet) for a total of $730,595.

NOTE 5        INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at September 30, 2023 and December 31, 2022 include the following:

Description	Estimated Economic Life	September 30, 2023	December 31, 2022
Developed technologies	10 years	$19,382,402	$19,382,402
License agreements	10 years	510,752	510,752
Customer agreements	1 year	122,885	122,885
Distribution agreements	8 years	19,733	19,733
Trademarks	10 years	7,000	7,000
Accumulated amortization		(3,880,443)	(2,379,091)
Intangible assets, net		$16,162,329	$17,663,681

Accumulated amortization as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Developed technologies	$3,627,948	$2,172,594
License agreements	121,641	78,415
Customer agreements	122,885	122,884
Distribution agreements	6,744	4,497
Trademarks	1,225	701
Accumulated amortization	$3,880,443	$2,379,091

For the three-months ended September 30, 2023 and 2022, amortization expense related to intangible assets was $500,450 and $530,338, respectively. For the nine-months ended September 30, 2023 and 2022, amortization expense related to intangible assets was $1,501,352 and $1,641,308, respectively.

The Company is party to three license agreements with American Science and Technology Corporation (“AST”), pursuant to which the Company agreed to license AST’s intellectual properties for use at three facilities in exchange for three facility-specific license fees of $500,000 each, and a royalty fee equal to 1.0% of the gross revenue of each of the first three licensed facilities. During 2022, the Company paid $500,000 toward the license fees which are recognized as an addition to intangible assets - developed technologies. As of September 30, 2023, we have obtained the three license agreements and no additional payments are anticipated.

Future minimum amortization expense is as follows at September 30, 2023:

Remainder of 2023	$498,375
2024	1,993,499
2025	1,993,499
2026	1,993,499
2027	1,991,425
Thereafter	7,692,032
$16,162,329

Changes in the intangible assets and goodwill balances for the nine-months ended September 30, 2023 and 2022, are presented below:

	As of December 31, 2022	Additions	Impairment	Amortization	As of September 30, 2023
Intangible assets	$20,042,772	$—	$—	$—	$20,042,772
Accumulated amortization	(2,379,091)	—	—	(1,501,352)	(3,880,443)
Total intangible assets and goodwill, net	$17,663,681	$—	$—	$(1,501,352)	$16,162,329

	As of December 31, 2021	Additions	Impairment	Amortization	As of September 30, 2022
Intangible assets	$23,514,259	$500,000	$(350,000)	$—	$23,664,259
Accumulated amortization	(338,958)	—	11,965	(1,641,308)	(1,968,301)
Goodwill	12,788,671	—	—	—	12,788,671
Total intangible assets and goodwill, net	$35,963,972	$500,000	$(338,035)	$(1,641,308)	$34,484,629

All intangibles and goodwill are associated with the Renewable Energy segment. In 2022, the Company fully impaired the goodwill associated with acquisitions in 2021 of $12,788,671 in the renewable fuels and corporate segments. Our assessment reviewed both qualitative and quantitative factors to derive the estimated fair value of our goodwill associated with our acquisitions in 2021. The Company fully impaired the goodwill associated with acquisitions in 2021 due to a decrease in the Company's stock price and market capitalization since the acquisition date. Our valuation method incorporated the present value of projected cash flows to calculate the discounted cash flows compared to the guideline for public companies. We compared the fair value as indicated by the discounted cash flows of the reporting unit to the carrying value of the goodwill and recognized a full impairment of goodwill associated with our 2021 acquisitions.

As of December 31, 2022, assets held for sale include a lease intangible with a balance of $3,501,939 which was net of related amortization of $119,548. The underlying lease and lease intangible were classified as Held for Sale at December 31, 2022 and expired in April 2023 with the Company's acquisition of the associated leased assets (see Note 8, Sale of Manufacturing Facility).

NOTE 6        ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Accrued interest expense	$17,072	$43,398
Accrued payroll costs	646,932	627,210
Accrued incentive compensation	1,332,169	928,125
Accrued vendor liabilities	234,726	115,653
Other accrued expenses	98,215	5,211
Total accrued expenses and other liabilities	$2,329,114	$1,719,597

On July 1, 2022, the Board of Directors approved a performance objective based, cash incentive compensation plan for executives of the Company, with the potential to earn a performance bonus of up to 100% of base salary. The incentive compensation is discretionary and based on the progress and achievement of performance objectives as depicted in the strategic plan approved by the Board of Directors. The final assessment of progress and achievement requires the compensation committee’s approval. On April 28, 2023, the compensation committee of the Board of Directors approved executive incentive compensation of $970,000 for named executive officers other than the chief executive officer earned through December 31, 2022. As of September 30, 2023, the Company paid $970,000 relating to the 2022 executive accrued incentive compensation. On September 29, 2023, the compensation committee of the Board of Directors approved a special, performance-based cash award to the chief executive officer of $30,000. For the three and nine-months ended September 30, 2023, the Company recognized $444,057 and $1,332,169, respectively, of expense associated with the plan based on estimates of progress towards meeting incentives. For the three and nine-months ended September 30, 2022, the Company expensed $0 for the cash incentive compensation plan. As of September 30, 2023, accrued incentive compensation of $1,332,169 consists of the estimated 2023 incentive accrual expected to be paid in 2024.

NOTE 7        LEASES

The Company has the following lease balances recorded on the condensed consolidated balance sheets as follows:

Lease Assets and Liabilities	Classification	September 30, 2023	December 31, 2022
Finance lease right-of-use asset	Assets held for sale	$—	$15,709,039
Finance lease right-of-use asset	Finance lease - right of use asset, net	2,934,999	2,911,458
Operating lease right-of-use asset	Other assets - noncurrent	208,799	—
Operating lease right-of-use asset	Other assets - noncurrent	38,095	42,061
Total right of use assets		$3,181,893	$18,662,558

Operating lease liability - current	Accrued expenses and other liabilities	$35,712	$5,211
Operating lease liability - long-term	Other liabilities	215,252	40,193
Finance lease liability	Liabilities - held for sale	—	12,021,566
Finance lease liability, current portion	Finance lease - right of use lease liability	847,129	409,143
Finance lease liability	Finance lease - right of use lease liability, non-current portion	—	406,968
Total lease liabilities		$1,098,093	$12,883,081

The Company has the following lease costs recorded in the condensed consolidated statements of operations as follows:

	Three-Months Ended		Nine-Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Finance lease cost:
Amortization of right-of-use assets	$9,307	$135,768	$32,960	$396,895
Interest on lease liabilities	16,776	210,880	229,426	612,762
Operating lease cost	12,464	2,525	17,513	7,574
Total lease cost	$38,547	$349,173	$279,899	$1,017,231

The Company has the following weighted average remaining lease terms and discount rates for our finance and operating leases:

	September 30, 2023	September 30, 2022
Weighted-average remaining lease term in years - finance leases	0.58	0.48
Weighted-average remaining lease term in years - operating leases	4.86	6.00
Weighted-average discount rate - finance leases	8.0%	6.1%
Weighted-average discount rate - operating leases	13.2%	11.0%

Finance Lease

AQMS Lease

Since 2021, LINICO, a majority-owned subsidiary of the Company, had a finance lease, as lessee, with Aqua Metals Reno Inc., a subsidiary of Aqua Metals Inc. ("AQMS"), for land, buildings and related improvements (the “Facility”). AQMS is the non-controlling interest holder for LINICO. The lease agreement provided for the Company to purchase the Facility for a total purchase price of $15.25 million ($3.25 million of which was previously paid by LINICO) if LINICO elected not to or was unable to purchase the Facility. On March 30, 2023, the Company delivered AQMS a notice of its irrevocable intent to exercise the option and purchase the membership interest of the entity that owned the Facility for $12,000,000, as provided by the agreement. On April 26, 2023, the Company closed on the purchase of the membership interest of Aqua Metals Transfer LLC from AQMS and paid the remaining $12 million due, taking full ownership of the membership interest of Aqua Metals Transfer LLC and terminating the AQMS lease (see Note 8, Sale of Manufacturing Facility).

AST Asset Purchase Agreement

On April 16, 2021, the Company entered into three license agreements and an asset purchase agreement with AST. The license agreements provided for full use of the facility and all machinery and equipment located therein until April 30, 2022 (see Note 5, Intangible Assets and Goodwill). Under the Asset Purchase Agreement, the Company agreed to acquire substantially all of AST’s assets in exchange for $3,500,000 due on April 30, 2024 in addition to $35,000 per month from May 1, 2022 to April 30, 2024. Beginning May 1, 2022, the Asset Purchase Agreement provides for full access and use of the AST assets until all payments are made and title transfers to the Company. Of the amounts paid under this agreement, a portion is associated with the acquired machinery and equipment and recognized as research and development expense in the condensed consolidated statements of operation. During the three and nine-months ended September 30, 2023, the Company recognized $79,935 and $239,805, respectively, of research and development expense. During the three and nine-months ended September 30, 2022, the Company recognized $79,935 and $133,225, respectively, of research and development expense.

Haywood Quarry Acquisition and Lease Agreement

On April 7, 2022 and amended on November 7, 2022, the Company contracted to purchase Haywood quarry and industrial property (“Haywood”) from Decommissioning Services LLC (“Decommissioning Services”) for $2.1 million, payable in $50,000 of cash and 1,500,000 common shares of Comstock with a value of $2,295,000. The Haywood property represents approximately 190 industrial acres in Lyon County, Nevada, and is a part of one of the larger industrial parks in Lyon County. The property has power, water and direct highway access. The Company plans to employ a portion of the property for used lithium-ion battery storage, supporting LINICO's battery metal recycling.

The closing and purchase of the asset is contingent on liquidation of the shares and receipt of the full purchase price by the seller. The Company agreed to make up any contractual stock consideration if the proceeds from the sale of the shares plus the deposit are less than $2.1 million, and the seller agreed to refund any excess proceeds. This contractual stock consideration has been recorded as a derivative on the consolidated balance sheets. The first amendment to the lease agreement signed by the parties on November 7, 2022 extended the closing date to April 7, 2024. During the nine-months ended September 30, 2023 and the year ended December 31, 2022, the Company paid Decommissioning Services $200,000 and $150,000, respectively, which resulted in a decrease in contractual stock consideration (see Note 12, Fair Value Measurements).

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

Operating Lease

Building Lease

On August 15, 2023, the Company, as lessee, signed a Real Estate and Building Lease Agreement (the “Building Lease”) with Sierra Clean Processing LLC to lease real property and improvements located at 600 Lake Avenue, Silver Springs, Nevada. The Building Lease is under a five year term commencing on August 1, 2023, subject to automatically renew for an additional five year terms. Under the agreement, rental expense is $4,680 per month with an annual rent increase of 3% and all lease payments were recognized as rental expense. At lease inception, the lease was classified as an operating lease and the Company determined the lease term to be 5 years. At August 15, 2023, we recorded a right-of-use asset and liability of $213,925 and $213,925, respectively, at a discount rate of 13.57%. The Company's CEO is an executive and director of Sierra Clean Processing LLC.

Minimum lease payments to be paid by the Company by fiscal year for the Company's operating and finance leases are as follows:

	Operating Leases	Finance Leases
For the remainder of 2023	$16,565	$25,065
2024	67,112	860,564
2025	69,118	—
2026	71,175	—
2027	73,285	—
Thereafter	46,372	—
Total lease payments	343,627	885,629
Less: imputed interest operating and finance leases	(92,663)	(38,500)
Present value of lease liabilities	$250,964	$847,129

Operating Lease Income

Revenues from operating leases on our land and building leased to others totaled $269,298 and $39,850 for the three-months ended September 30, 2023 and 2022, respectively. Revenues from operating leases on our land and building leased to others totaled $335,373 and $138,350 for the nine-months ended September 30, 2023 and 2022, respectively. Revenues from operating leases includes the $237,473 from the ABTC operating lease on the Facility in the third quarter of 2023.

Minimum lease payments for operating leases to be received from others are as follows:

For the remainder of 2023	$22,725
2024	94,725
2025	96,000
2026	96,000
2027	96,000
Thereafter	192,000
Total Minimum Lease Income	$597,450

NOTE 8        SALE OF MANUFACTURING FACILITY

Since 2021, LINICO, a majority-owned subsidiary of the Company, had a finance lease, as lessee, with AQMS, for land, buildings and related improvements (the “Facility”). As of December 31, 2022, the Facility and other assets associated with the AQMS lease had a net carrying value of $21,684,865 and liabilities of $12,021,566, that met the criteria to be classified as held for sale. On August 11, 2023, the Company consummated the sale and transferred the title of the Facility to ABTC.

On March 1, 2023, LINICO and ABTC entered into an asset Purchase Agreement in which LINICO sold equipment associated with the Facility for $6 million in cash. The agreement stated that both parties entered into a Membership Interest Purchase Agreement ("Facility Purchase Agreement") whereby ABTC would also acquire the Facility. In connection with the sale of equipment, the Company recorded a gain of $178,193 during the quarter ended March 31, 2023, with the remaining $5,041,544 of estimated gain deferred until the sale of the Facility was consummated on August 11, 2023.

On March 31, 2023 and April 21, 2023, the Company received non-refundable consideration of $5 million and $7 million in cash, respectively, from ABTC.

On April 6, 2023, LINICO and ABTC amended and restated the Facility Purchase Agreement ("Amended and Restated Membership Interest Purchase Agreement"), and the Company received 10 million shares of ABTC restricted common stock (with a guarantee that the Company will receive additional cash and/or shares if and to the extent that the proceeds from such shares were less than $6.6 million). The Company was also required to set aside $1.5 million of the purchase price in escrow to settle potential indemnification claims.

On April 26, 2023, the Company closed on the purchase of Aqua Metals Transfer LLC, a subsidiary of AQMS, whose sole asset was the Facility, and paid $12 million due to AQMS, effectively taking full ownership of the Facility. The previously existing lease between LINICO and AQMS was terminated.

On May 12, 2023, the Company and ABTC amended and restated the Facility Purchase Agreement ("Second Amendment and Restated Agreement"), the Company received an additional $1.0 million in cash and 1 million shares of restricted shares of ABTC common stock. On May 22, 2023, the Company received an additional $2.0 million in cash associated with the purchase and an additional $250,000 in cash to extend the closing period of the agreement.

On June 30, 2023, the parties amended and restated the Second Amendment and Restated Agreement ("Third Amendment and Restated Agreement"), whereby the Company returned 1,923,077 of restricted shares of ABTC stock in exchange for $1.5 million of the purchase price previously agreed to be set aside in escrow to settle potential indemnification claims, increasing the net guarantee from ABTC from a net of $5.1 million to a net of $6.0 million. ABTC is required to make a one-time cash payment to the Company for the difference of $6,000,000 minus the net proceeds of all shares sold. On June 30, 2023, the parties also entered into an interim water right agreement to grant a security interest in certain water rights of ABTC for the benefit of the Company to secure certain payment obligations of ABTC under the amended agreement.

During the third quarter of 2023, the Company sold all 9,076,923 ABTC shares with gross proceeds of $5,456,920, net of commission fees of $90,939 (see Note 2, Investments). As of September 30, 2023, the Company recorded a receivable of $634,019 for the difference of the net proceeds received of $5,365,981 and ABTC guarantee that the Company will receive additional cash if and to the extent that the net proceeds from such shares are less than $6.0 million. The Company will return the security interest in the water rights to ABTC once the receivable of $634,019 is paid by ABTC, payment is expected in the fourth quarter of 2023.

On August 11, 2023, the Company assigned and transferred to ABTC all outstanding limited liability company membership interest of Aqua Metals Transfer LLC, effectively closing on the sale of the Facility.

Consideration received for the Facility and equipment as of September 30, 2023 are as follows:

Date	Consideration	Fair Value of Consideration
March 1, 2023	Cash	$6,000,000
March 31, 2023	Cash	5,000,000
April 6, 2023 (modified April 21, 2023)	Restricted shares of ABTC common stock (10,000,000 shares)	9,000,000
April 21, 2023	Cash	7,000,000
May 12, 2023	Cash	1,000,000
May 12, 2023	Restricted shares of ABTC common stock (1,000,000 shares)	365,000
May 22, 2023	Cash	2,000,000
June 30, 2023	ABTC common shares returned in lieu of escrowed funds (1,923,077 shares)	(1,500,000)
Total Consideration		$28,865,000

Total consideration		$28,865,000
Carrying value of manufacturing facility and equipment sold		(21,397,165)
Costs associated with the transaction		(163,265)
Gain on sale of manufacturing facility		$7,304,570

For the three and nine-months ended September 30, 2023, we recognized a gain on sale of Facility of $7.1 million and $7.3 million, respectively.

On April 21, 2023, the Company and ABTC entered into a pre-closing lease agreement for the Facility whereby ABTC could use the Facility until the time the sale is finalized. The terms of the lease agreement commenced on April 21, 2023, and ended on June 30, 2023 with ABTC paying $1 in rent per month. On June 30, 2023, the lease term was automatically extended after June 30, 2023, on a month-to-month basis, and monthly rent increased to $175,000 per month. Under the lease terms, ABTC was responsible for payment of all taxes and operating costs associated with the Facility. In the third quarter of 2023, the Company received $237,473 in rental income from ABTC for renting the Facility prior to the closing date of August 11, 2023, at which time the lease was terminated.

Assets held for sale at December 31, 2022 include:

December 31, 2022
Right of use lease asset, net of amortization	$15,709,039
Lease intangible, net of amortization	3,501,939
Deposits	1,250,000
Property, plant and equipment	710,563
Construction in progress	513,324
Total assets held for sale	$21,684,865

Liabilities held for sale at December 31, 2022 include:

December 31, 2022
Right of use lease liability	12,021,566
Total liabilities held for sale	$12,021,566

NOTE 9     DEBT OBLIGATIONS

Debt at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
GHF Secured Promissory Note – 6% interest, due December 15, 2024	$4,290,000	$4,290,000
Alvin Fund LLC Promissory Note - 16% interest, due January 31, 2026	2,000,000	2,000,000
Ionic Unsecured Convertible Promissory Note - 8% interest, due March 16, 2024	—	3,150,000
Total debt	6,290,000	9,440,000
Less: debt discounts and issuance costs	(475,022)	(1,522,667)
Total debt, net of discounts	5,814,978	7,917,333
Less: current maturities, net of discounts and issuance costs	—	(1,795,890)
Long-term debt, net of discounts and issuance costs	$5,814,978	$6,121,443

GHF, Inc. Secured Promissory Note

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

During the three-months ended September 30, 2023 and 2022, we recognized interest expense of $160,188 and $116,057, respectively, which includes OID amortization of $95,309 and $44,552, respectively, in connection with the GHF 2021 Note. During the nine-months ended September 30, 2023 and 2022, we recognized interest expense of $475,340 and $350,924, respectively, which includes OID amortization of $282,819 and $130,652, respectively, in connection with the GHF 2021 Note.

Alvin Fund Note

We entered into a promissory note (the "Alvin Fund 2022 Note") with Alvin Fund LLC on October 25, 2022 with a principal amount of $2,000,000. In consideration of the lender providing the financing, the Company issued $250,000 in shares to the lender which was recognized as a discount on the loan. The full principal was due on October 25, 2023. Interest is payable monthly at a rate of 9% annually. Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by all the property commonly referred to as the Dayton properties. On September 30, 2023, the Company entered into an amendment to extend the maturity of the Alvin Fund 2022 Note to January 31, 2026, at an interest rate of 16%.

During the three and nine-months ended September 30, 2023, we recognized interest expense of $108,384 and $321,617, respectively, which includes amortization of discount of $63,014 and $186,986, respectively, in connection with the Alvin Fund 2022 Note. During the three and nine-months ended September 30, 2022, we recognized interest expense of $0 in connection with the Alvin Fund 2022 Note. On June 21, 2023 and September 1, 2023, the Company issued 270,757 and 74,353 shares, respectively, of unregistered restricted common shares with a fair value of $107,507 and $45,370, respectively, to Alvin Fund LLC in lieu of cash payments for interest under the Alvin Fund 2022 Note.

Ionic Ventures LLC Unsecured Convertible Note

On December 16, 2022, the Company entered into a securities purchase agreement for an unsecured convertible promissory note ("Ionic Note") with Ionic. with a principal amount of $3,150,000, of which $2,975,000 was funded and $175,000 was an original issue discount ("OID") and issued with a 5% OID. The full principal is due on March 16, 2024. Interest is payable monthly at a rate of 8% annually. We used the net proceeds from this offering for strategic development programs and other general corporate purposes. The Ionic Note contains conversion terms that are based on percentages of trading price and volumes over defined measurement periods. The terms require the conversion option to be bifurcated as a derivative. At September 30, 2023 and December 31, 2022, the Company bifurcated the conversion feature and recorded a derivative liability of $0 and $420,000, respectively, reflected in our condensed consolidated balance sheet. During the three-months ended September 30, 2023 and 2022, we recognized interest expense of $13,111 and $0, respectively, and amortization of discount of $22,357 and $0, respectively, in connection with the Ionic Note. During the nine-months ended September 30, 2023 and 2022, we recognized interest expense of $95,833 and $0, respectively, and amortization of discount of $189,938 and $0, respectively, in connection with the Ionic Note.

During the nine-month period ended September 30, 2023, the Company delivered 9,309,375 shares of common stock with a fair value of $4,499,598 at an average conversion price per share of $0.48 upon the conversion of a principal balance of $3,150,000 and accrued interest of $103,912. The converted debt had an associated derivative liability balance of $1,519,587 which was reversed upon conversion. During the three-months ended September 30, 2023, the Company recorded a gain on conversion of debt of $289,512. During the nine-months ended September 30, 2023, the Company recorded a gain on conversion of debt of $51,856.

The conversion terms require a measurement period of five days within which the number of shares initially converted are adjusted for changes in trading volume during the period. Under this provision, on April 6, 2023, Ionic returned 327,529 excess shares of the Company's common stock issued upon earlier conversions. At September 30, 2023, the Ionic Note was fully converted and the Company estimates that approximately 415,000 of excess shares will be returned during the fourth quarter of 2023.

NOTE 10    COMMITMENTS AND CONTINGENCIES

COMSTOCK MINERAL ESTATE LEASE PAYMENTS

We lease certain mineral rights and properties under leases expiring at various dates through 2040. Future minimum annual lease payments, including royalty and rental payments, under these existing lease agreements are as follows at September 30, 2023:

Year	Leases
Remainder of 2023	$25,750
2024	109,000
2025	111,000
2026	151,000
2027	151,000
Thereafter	1,512,250
Total minimum annual lease payments	$2,060,000

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

Our mining and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally become more restrictive. The Company believes its operations comply with applicable laws and regulations in all material respects. The Company has made, and expects to make future expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures.

OTHER

From time to time, we are involved in claims or proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

NOTE 11    EQUITY

Issuance of Registered Shares of Common Stock

On February 13, 2023, we entered into an equity purchase agreement (the “2023 Leviston Sales Agreement”) with Leviston Resources LLC (“Leviston”) to offer and sell registered shares of common stock at an aggregate offering price of up to $5,000,000 from time to time, at our option, on terms we deem favorable. As of September 30, 2023, the Company issued 10,892,604 registered shares of common stock to Leviston pursuant to the Company’s Form S-3 filed with the U.S. Securities and Exchange Commission, for an aggregate sales price of $5,000,000 at an average price per share of $0.46, and additional 552,486 common shares at a fair value of $200,000 in commitment fees. As of September 30, 2023, the 2023 Leviston Sales Agreement has no remaining capacity.

On December 16, 2022, the Company entered into a securities purchase agreement for an unsecured convertible promissory note ("Ionic Note") with Ionic. The Ionic Note contains conversion terms that are based on percentages of trading price and volumes over defined measurement periods. During the nine-month period ended September 30, 2023, the Company delivered 9,309,375 shares of common stock with a fair value of $4,499,598 at an average conversion price per share of $0.48 upon the conversion of a principal balance of $3,150,000 and accrued interest of $103,912 (see Note 9, Debt Obligations).

On June 21, 2022, we entered into an agreement for the purchase of up to $10,000,000 worth of shares of the Company’s common stock from time to time, at the Company’s option. Any shares offered and sold to Tysadco were registered for resale pursuant to a registration statement on Form S-1 filed with U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933 (the “Securities Act”). The Company paid commissions equal to 5% of the offering proceeds to the placement agent in connection with such sales. In consideration to enter the Purchase Agreement, the Company delivered 428,571 additional shares of common stock with a fair value of $300,000 to Tysadco. For the year ended December 31, 2022, the Company issued 3,433,634 shares of common stock to Tysadco, for an aggregate sales price of $1,100,000 at an average price per share of $0.32. During the nine-month period ended September 30, 2023, the Company issued 3,214,599 shares of common stock to Tysadco, for an aggregate sales price of $1,350,000 at an average price per share of $0.42. Sales of common stock, if any, under the Purchase Agreement are made at a 10% discount to the volume weighted average sales price of the common stock on the date that Tysadco receives a capital call from the Company. As of September 30, 2023, the Purchase Agreement has $7,550,000 remaining capacity.

Issuance (Cancellation) of Unregistered Shares of Common Stock

On September 1, 2023, the Company issued 74,353 shares of unregistered restricted common shares with a fair value of $45,370 to Alvin Fund LLC in lieu of cash payments for interest under the Alvin Fund 2022 Note.

On August 25, 2023, the Company issued 963,074 shares of unregistered common stock with a fair value of $482,500 to Northern Comstock LLC as payment for obligations due under the Northern Comstock operating agreement.

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

On August 26, 2022, we issued 802,295 shares of unregistered restricted common shares with a fair value of $482,500 to Northern Comstock LLC as payment for obligations due under the Northern Comstock operating agreement.

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

Non-controlling Interest

On December 30, 2021, we entered into an agreement with LINICO to purchase additional shares resulting in approximately 90% controlling interest. The remaining 10% ownership was held by AQMS (see Note 16, Related Party Transactions) and is accounted for as a noncontrolling interest in our condensed consolidated financial statements. During the nine-months ended September 30, 2022, the Company and AQMS made $3,276,472 and $500,000, respectively, in additional investments to LINICO. For the nine-months ended September 30, 2023, the Company and AQMS did not make additional capital contribution in LINICO.

As of September 30, 2023 and December 31, 2022, we own 88.23% and 88.21%, respectively, of LINICO and AQMS owns 11.77% and 11.79%, respectively. LINICO is required to pay dividends to the Company and AQMS after the date it receives cash payment in full for the issuance of any shares of Series A Preferred Stock or Series A-2 Preferred Stock, and from and after the date of issuance of any shares of Series A-1 Preferred Stock or Series A-3 Preferred Stock, at the rate per annum 8% of the Original Issue Price of such shares, plus the amount of previously accrued and unpaid dividends. As of September 30, 2023 and December 31, 2022, accrued dividends of $404,839 and $266,516, respectively, were due to AQMS and are included in accrued liabilities on the condensed consolidated financial statements. For the three and nine months ended September 30, 2023, LINICO paid AQMS distributions of $70,355.

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

Treasury Stock

At September 30, 2023 and December 31, 2022, our treasury stock includes 2,605,323 shares of our common stock with carrying value of $3,360,867. The shares were acquired with our acquisition of LINICO on December 30, 2021 and are carried at cost and presented as a reduction to equity. During 2022, we sold 394,677 shares of treasury stock with a carrying value of $509,113 for gross proceeds of $240,077. The difference of $269,056 was recognized as a reduction to additional paid in capital. No sales of treasury stock were made for the nine-months ended September 30, 2023.

Warrants

Outstanding warrants at September 30, 2023 and December 31, 2022 are as follows:

	Number of Warrants	Exercise Price	Expiration Date
GHF, Inc.	200,000	$1.0000	August 22, 2024
GHF, Inc.	500,000	$0.4555	December 15, 2024
GHF, Inc.	500,000	$2.5217	December 15, 2024
Total Outstanding warrants	1,200,000

NOTE 12    FAIR VALUE MEASUREMENTS

We currently have no assets measured at fair value on a recurring basis at September 30, 2023. The following table presents our liabilities measured at fair value on a recurring basis at September 30, 2023:

		Fair Value Measurements at
		September 30, 2023
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
LINICO related derivative	$(3,773,162)	$—	$(3,773,162)	$—
Haywood derivative	(1,085,000)	—	(1,085,000)	—
GenMat derivative	(2,649,015)	—	(2,649,015)	—
Total liabilities measured at fair value	$(7,507,177)	$—	$(7,507,177)	$—

We had no assets measured at fair value on a recurring basis at December 31, 2022. The following table presents our liabilities measured at fair value on a recurring basis at December 31, 2022:

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

During the nine-months ended September 30, 2022, the Company recognized a loss of $605,000 in the fair value measurement of the Note and a $6,650,000 exchange of the note receivable associated with the Tonogold agreement using significant unobservable inputs (Level 3). As of September 30, 2022, the ending balance of investments measured at fair value was $0.

During the three and nine-months ended September 30, 2023, the Company recognized a gain of $76,667 and a loss of $1,099,587, respectively, for the change in fair value of the Ionic convertible debenture derivative. For the three and nine-months ended September 30, 2023, $523,333 and $1,519,587, respectively, of the derivative liability was fully converted using significant unobservable inputs (Level 3).

VALUATION METHODOLOGIES

The following is a description of the valuation methodologies used for the Company's financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Derivatives

The Company has several derivatives associated with its common stock including make-whole commitments and a debt conversion option. The following tables presents our derivatives for the three and nine-months ended September 30, 2023, measured at fair value:

	For the Three-Months Ended September 30, 2023
	As of June 30, 2023	Additions (Deductions)	Unrealized Gain (Loss) on Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of September 30, 2023
Ionic convertible debenture derivative	$(600,000)	$523,333	$76,667	$—	$—
LINICO related derivative	(3,278,162)	—	(1,120,000)	625,000	(3,773,162)
Haywood derivative	(605,000)	—	(480,000)	—	(1,085,000)
GenMat derivative	(3,303,172)	—	(845,843)	1,500,000	(2,649,015)
Total liabilities measured at fair value	$(7,786,334)	$523,333	$(2,369,176)	$2,125,000	$(7,507,177)

	For the Nine-Months Ended September 30, 2023
	As of December 31, 2022	Additions (Deductions)	Unrealized Gain (Loss) on Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of September 30, 2023
Ionic convertible debenture derivative	$(420,000)	$1,519,587	$(1,099,587)	$—	$—
LINICO related derivative	(6,053,162)	—	455,000	1,825,000	(3,773,162)
Haywood derivative	(1,480,000)	—	195,000	200,000	(1,085,000)
GenMat derivative	(6,592,638)	—	343,623	3,600,000	(2,649,015)
Total liabilities measured at fair value	$(14,545,800)	$1,519,587	$(105,964)	$5,625,000	$(7,507,177)

The following tables presents our derivatives for the three and nine-months ended September 30, 2022, measured at fair value:

	For the Three-Months Ended September 30, 2022
	As of June 30, 2022	Additions (Deductions)	Unrealized Gain (Loss) on Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of September 30, 2022
LINICO related derivative	$(5,088,162)	$—	$(700,000)	$—	$(5,788,162)
Haywood derivative	(1,120,000)	—	(300,000)	—	(1,420,000)
GenMat derivative	(8,140,000)	—	(600,000)	—	(8,740,000)
Total liabilities measured at fair value	$(14,348,162)	$—	$(1,600,000)	$—	$(15,948,162)

	For the Nine-Months Ended September 30, 2022
	As of December 31, 2021	Additions (Deductions)	Unrealized Gain (Loss) on Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of September 30, 2022
LINICO related derivative	$(2,743,162)	$—	$(3,045,000)	$—	$(5,788,162)
Haywood derivative	—	245,000	(1,665,000)	—	(1,420,000)
GenMat derivative	(6,130,000)	—	(2,610,000)	—	(8,740,000)
LPB derivative	$342,000	$(937,000)	$595,000		—
Total liabilities measured at fair value	$(8,531,162)	$(692,000)	$(6,725,000)	$—	$(15,948,162)

At September 30, 2023 and December 31, 2022, the fair value of the LINICO, Haywood, and GenMat derivatives was based on a trading price of the Company’s shares of $0.41 and $0.28, respectively.

Ionic Ventures, LLC Conversion Option

On December 16, 2022, we recorded a derivative liability on the consolidated balance sheets in connection with the Ionic Note. On that date, the $420,000 fair value of the derivative liability was determined based on bifurcation of the derivative liability from the convertible note. During the three and nine-months ended September 30, 2023, the Company recorded a gain of $76,667 and a loss of $1,099,587, respectively, for the change in fair value of the derivative. At September 30, 2023 and December 31, 2022, the fair value of the derivative liability was $0 and $420,000, respectively. At December 31, 2022, the derivative was valued using a Monte Carlo valuation model with a conversion price equal to 90% of the average price capped at $0.50, discount rate of 35%, risk-free rate of 4.40%, and volatility of 60.0%. At September 30, 2023, the derivative was fully converted. The derivative liability was classified within Level 3 of the valuation hierarchy.

LPB Derivative Instrument

On July 23, 2021, we recorded a derivative asset on the consolidated balance sheets in connection with the LPB Contribution Agreement. On that date, the $6,642,000 fair value of the derivative asset was determined based on the excess of the fair value of 3,500,000 shares of our common stock issued to and held by LPB over the $4,173,000 fair value of our contractual consideration under the LPB Partnership Interest Purchase Agreement. The value of the shares was based on the $3.09 closing price per share of our common stock on that date. On February 28, 2022, the Company and the other parties to the LPB transactions mutually agreed to terminate the transaction documents. Prior to settlement, the fair value of the shares was based on the closing price per share of our common stock of $1.46, and we recorded a gain on the change in fair value of the derivative liability of $595,000 in the consolidated statements of operations for the nine-months ended September 30, 2022. The fair value of the derivative as of the settlement date of $937,000 was derecognized, along with the value of the investment in LPB, and the fair value of the 3,500,000 shares was $5,110,000 and was recognized as a decrease first to the par value of the common stock returned, and the remainder as a reduction to additional paid in capital.

American Battery Technology Investment

In connection with the sale of the Facility, the Company received 11 million shares of restricted common stock from the purchaser of the Facility, ABTC, with an initial fair value of $9,365,000 The fair value of our investment in ABTC restricted common shares acquired in connection with the sale of the Facility was valued using a Monte Carlo valuation model as follows.

Date	Description	Fair Value	Beginning Stock Price	Volatility	Risk Free Rate
April 6, 2023	10 million ABTC shares (make-whole provision $6.6 million to $7.6 million)	$7,000,000	$0.78	94.0%	4.80%
April 21, 2023	10 million ABTC shares (make-whole provision $6.6 million)	$2,000,000	$0.86	95.0%	5.00%
May 12, 2023	1 million ABTC shares	$365,000	$0.74	95.0%	5.07%
June 30, 2023	ABTC common shares (9,076,923 shares)	$7,100,000	$0.77	89.0%	5.26%

Tonogold Note Receivable

On March 31, 2022, the Company amended an Option Agreement with Tonogold (the “Lucerne Option”). Tonogold re-conveyed 100% of the previously sold membership interests of Comstock Mining LLC, the entity that owns the Lucerne mine, to the Company, in exchange for the Company exchanging Tonogold’s payment obligations under a secured note in the principal amount owed of $6,650,000 to the Company. The Company recorded a loss of $0 and $605,000, respectively, for the change in fair value in other expense in the condensed consolidated statements of operations for the three and nine-months ended September 30, 2022.

Other Financial Instruments

At September 30, 2023, the carrying amount of cash and cash equivalents, notes receivable, investment in Green Li-ion and debt carried at amortized costs, approximates fair value because of the short-term maturity of these financial instruments.

NOTE 13    OTHER INCOME AND EXPENSES

Other income (expense) net consisted of the following for the three and nine-months ended September 30, 2023 and September 30, 2022:

	Three-Months Ended	Three-Months Ended	Nine-Months Ended	Nine-Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Change in fair value Tonogold note receivable	$—	$—	$—	$(605,000)
Tonogold amendment fee and charges	—	—	—	14,652
LPB settlement and related expenses	—	—	—	(250,000)
Equity loss in affiliates	(531,535)	(279,892)	(1,337,801)	(858,712)
ABTC amendment fee and charges	—	—	250,000	—
Pelen deposit write off	(150,000)	(150,000)	(150,000)	(150,000)
All other	(143)	(5,260)	2,861	(59,672)
Total other income (expense)	$(681,678)	$(435,152)	$(1,234,940)	$(1,908,732)

NOTE 14    NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if outstanding stock options were exercised into common stock. For the three and nine-months ended September 30, 2022, we had no common stock equivalent shares that were potentially dilutive, including warrants to purchase common stocks, stock options, stock awards and a conversion option on a convertible debenture.

The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net income (loss) per share:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributed to Comstock Inc.	$12,364,975	$(5,126,252)	$1,227,550	$(25,271,653)

Denominator:
Basic weighted average shares outstanding	109,093,289	76,481,625	101,853,484	70,866,854
Incremental shares	1,263,581	—	142,661	—
Diluted weighted average shares outstanding	110,356,870	76,481,625	101,996,145	70,866,854

Net income (loss) per common shares:
Basic EPS	$0.11	$(0.07)	$0.01	$(0.36)
Diluted EPS	$0.11	$(0.07)	$0.01	$(0.36)

For the nine-months ended September 30, 2023 and 2022, the weighted average number of shares outstanding, for the purpose of calculating earnings per share, were reduced by treasury shares of 2,298,676 and 2,284,898, respectively, which is the number of treasury shares through our ownership in LINICO. The remaining 306,647 and 320,425, respectively, weighted average treasury shares are deemed to be owned by AQMS.

For the three and nine-months ended September 30, 2023, the calculation of incremental shares for diluted weighted average shares outstanding did not include the following items due to their anti-dilutive impact: 439,583 performance award shares, 527,500 market condition award shares, and 700,000 warrant shares. Additionally, the incremental share calculation for the nine-months ended September 30, 2023 did not include the anti-dilutive impact of 1,718,952 convertible debt shares. For the three and nine-month periods ended September 30, 2022, all potentially dilutive shares were anti-dilutive due to the net losses incurred in those periods.

NOTE 15    SEGMENT REPORTING

We have the following segments and reporting units: renewable fuels, renewable metals, mining, strategic investments and corporate. The Company’s goal is to accelerate the commercialization of decarbonizing technologies. Once a technology achieves a certain technology readiness or a justifiable critical mass or market distinction, we strategically plan its commercialization and dedicate resources toward that end. Until then, it is managed with corporate resources.

Summarized financial information relating to our reportable segments is provided below. During the third quarter 2023, our chief operating decision maker ("CODM") assesses performance and allocation of resources to five segments and reporting units which include renewable fuels, renewable metals, mining, strategic investments and other. Previously, our CODM assessed performance and allocation of resources to three business segments and reporting units including renewable energy, mining and strategic and other investments. Certain amounts have been reclassified to conform to the current period presentation on a comparable basis. The Company's strategic plans, executes and monitors each reporting segment and has dedicated personnel responsible for each reportable segment. Our renewable fuels segment represents our lignocellulosic biomass into biointermediates for refining into renewable fuels. Our renewable metals segment represents our recycling of electrification products. Our mining segment includes our gold and silver mining assets and related real estate. Our strategic investments segment includes our investments in GenMat, Green Li-ion and SSOF and our corporate segment includes all other assets and general corporate costs. Mining revenue is from leasing mineral claims and other real estate.

Three-Months Ended September 30, 2023	Fuels	Metals	Mining	Strategic Investments	Corporate/Other	Total
Revenue	$781	$—	$519,166	$—	$240,774	$760,721

Depreciation and amortization	$20,423	$15,911	$61,694	$15,098	$563,653	$676,779

Income (loss) from operations	$(1,269,183)	$(188,933)	$27,740	$(2,981,631)	$7,087,386	$2,675,379

Change in fair value of derivative instruments	$—	$—	$—	$—	$(2,369,176)	$(2,369,176)

Total other income (expense), net	$732	$—	$53,016	$14,549,213	$(3,537,176)	$11,065,785

Net income (loss)	$(1,268,451)	$(188,933)	$80,756	$11,567,582	$3,550,210	$13,741,164

Total Assets	$253,425	$1,352,814	$24,769,367	$46,484,033	$21,788,478	$94,648,117

Capital Expenditures	$—	$694,480	$—	$—	$5,000	$699,480

Three-Months Ended September 30, 2022	Fuels	Metals	Mining	Strategic Investments	Corporate/Other	Total
Revenue	$—	$—	$32,050	$—	$7,800	$39,850

Depreciation and amortization	$12,453	$—	$71,844	$147,247	$563,021	$794,565

Income (loss) from operations	$(1,236,509)	$—	$1,185,570	$(599,771)	$(2,273,222)	$(2,923,932)

Change in fair value of derivative instruments	$—	$—	$—	$—	$(1,600,000)	$(1,600,000)

Impairment of investments and note receivable, net recovery	$—	$—	$4,441	$—	$—	$4,441

Total other income (expense), net	$1,357	$—	$1,210	$(417,806)	$(1,975,873)	$(2,391,112)

Net income (loss)	$(1,235,150)	$—	$1,186,780	$(867,577)	$(4,399,097)	$(5,315,044)

Total Assets	$2,538,029	$—	$27,114,496	$48,537,296	$38,309,191	$116,499,012

Capital Expenditures	$—	$—	$—	$229,300	$—	$229,300

Nine-Months Ended September 30, 2023	Fuels	Metals	Mining	Strategic Investments	Corporate/Other	Total
Revenue	$781	$—	$569,641	$—	$256,374	$826,796

Depreciation and amortization	$59,984	$15,911	$185,082	$60,392	$1,691,332	$2,012,701

Income (loss) from operations	$(4,705,633)	$(317,115)	$(1,328,673)	$(3,509,780)	$1,527,419	$(8,333,782)

Change in fair value of derivative instruments	$—	$—	$—	$—	$(105,964)	$(105,964)

Total other income (expense), net	$2,642	$—	$142,546	$13,657,392	$(2,913,965)	$10,888,615

Net income (loss)	$(4,702,991)	$(317,115)	$(1,186,127)	$10,147,613	$(1,386,547)	$2,554,833

Total Assets	$253,425	$1,352,814	$24,769,367	$46,484,033	$21,788,478	$94,648,117

Capital Expenditures	$68,582	$694,480	$736,595	$—	$15,896	$1,515,553

Nine-Months Ended September 30, 2022	Fuels	Metals	Mining	Strategic Investments	Corporate/Other	Total
Revenue	$—	$—	$124,000	$—	$23,400	$147,400

Depreciation and amortization	$64,113	$—	$257,147	$441,741	$1,684,987	$2,447,988

Income (loss) from operations	$(5,207,142)	$—	$633,592	$(1,369,791)	$(7,212,371)	$(13,155,712)

Change in fair value of derivative instruments	$—	$—	$—	$595,000	$(7,320,000)	$(6,725,000)

Impairment of intangible assets	$—	$—	$—	$—	$(338,033)	$(338,033)

Impairment of investments and note receivable, net recovery	$—	$—	$(2,450,892)	$(54,587)	$(733,731)	$(3,239,210)

Total other income (expense), net	$4,462	$—	$(2,435,522)	$(1,179,664)	$(9,186,228)	$(12,796,952)

Net income (loss)	$(5,202,680)	$—	$(1,801,930)	$(2,399,455)	$(16,548,599)	$(25,952,664)

Total Assets	$2,538,029	$—	$27,114,496	$48,537,296	$38,309,191	$116,499,012

Capital Expenditures	$—	$—	$—	$816,302	$—	$816,302

NOTE 16    RELATED PARTY TRANSACTIONS

The following related party transactions occurred during the nine-months ended September 30, 2023 and 2022.

AMENDMENT TO FPC ASSET PURCHASE AGREEMENT

On September 7, 2021, the Company closed on an Asset Purchase Agreement with Flux Photon Corporation (“FPC”), to acquire certain intellectual property and related photocatalysis laboratory equipment (the “FPC Assets”). The purchase price payable for the FPC Assets is $18,000,000 payable in cash to FPC at a rate equal to 20% of the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its now and hereafter-existing subsidiaries, until the purchase price of $18,000,000 has been fully paid. The Company assigned the FPC Assets to its wholly-owned Comstock IP Holdings subsidiary immediately after closing. On December 10, 2021, the Asset Purchase Agreement was amended to provide for the payment by the Company of a $350,000 down payment against the purchase price, with a remaining performance-based cash payment of $17,650,000 required under the Asset Purchase Agreement. The Company’s chief technology officer and the president of the Company's Comstock Fuels subsidiary are indirect beneficiaries of all payments made to FPC under the Asset Purchase Agreement. The Company additionally agreed to appoint the Company's chief technology officer to the Company’s Board of Directors in connection with the Company’s acquisition of Comstock Innovations Corporation on September 7, 2021. We recognized an impairment loss of $338,034 on the FPC Assets in other income (expense) in the condensed consolidated statement of operations during the nine-months ended September 30, 2022 in the renewable fuels segment.

LEASE AND PURCHASE AGREEMENT FOR BATTERY RECYCLING FACILITY

On March 1, 2023, the Company sold $782,500 in equipment purchased from AQMS in 2022 that was classified as Assets Held for Sale at December 31, 2022. AQMS has a noncontrolling interest of LINICO. The chief financial officer of AQMS was on the Company's board of directors until he resigned effective as of April 5, 2023. On April 26, 2023, the Company closed on the purchase of Aqua Metals Transfer LLC, a subsidiary of AQMS, whose sole asset was the Facility, and paid $12.0 million due to AQMS, effectively taking full ownership of the Facility. The previously existing lease between LINICO and AQMS was terminated.

TRANSACTIONS INVOLVING SIERRA SPRINGS OPPORTUNITY FUND

As of September 30, 2023, the Company has provided SSOF and one of its subsidiaries with a total of $6,460,000 in Advances ("SSOF Advances"). SSOF was required to use the corresponding proceeds to pay deposits and other payments on land and other facilities and general corporate purposes related to investments in qualified businesses in the opportunity zone. The SSOF Advances are non-interest-bearing and are expected to be repaid on or before the closing of the Company’s sale of the Silver Springs Properties to SSE (see Note 3, Notes Receivable and Advances, Net). SSOF has assigned all assignable rights, title and interest in SSOF’s property purchases until such time as the SSOF Advances are repaid.

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

Sierra Clean Processing LLC, a wholly-owned subsidiary of SSOF, owns the building at 600 Lake Avenue, Silver Springs, Nevada which the Company entered into the Building Lease on August 15, 2023 (see Note 7, Leases). The Company's CEO is an executive and director of Sierra Clean Processing LLC.

NOTE 17    SUBSEQUENT EVENTS

On October 11, 2023, Comstock Fuels, a wholly owned subsidiary of the Company, entered into an Exclusive License Agreement (the “License Agreement”) with RenFuel K2B AB (“RenFuel”), pursuant to which Comstock Fuels obtained an exclusive license for use of RenFuel’s patented process in North America, Central America, and South America. The License Agreement also includes a non-exclusive license to sell the resulting products globally, and a minimum commercialization spending requirement of $250,000 per calendar quarter commencing on January 1, 2024.

Comstock Fuels agreed to pay RenFuel royalty fees based on a percentage of certain (1) royalty income earned in connection with sublicensing to third parties, or (2) production income earned by Comstock Fuel’s direct production and sales, subject to certain exceptions in the License Agreement. Unless earlier terminated, the License agreement will continue so long as RenFuel continues to hold (1) at least one unexpired patent or (2) any know-how in the licensed intellectual property. Either party may terminate the License Agreement in the event of the other party’s material breach, following notice and cure period, or insolvency.

On October 3, 2023, the U.S. Department of Energy ("DOE") awarded the Company a $2,000,000 grant to build a pre-pilot scale system to demonstrate one of the Company's unique pathways to produce renewable diesel, sustainable aviation fuel, gasoline, and marine fuel from forestry residues and other forms of lignocellulosic biomass at dramatically improved yield. The Company has agreed to contribute an additional $2,738,966 towards a total project cost of $4,738,966.

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of our condensed consolidated financial condition and results of operations. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements, footnotes and risk factors included herewith and herein.

OVERVIEW

Comstock innovates and commercializes technologies that enable systemic decarbonization, primarily by enabling the extraction and conversion of under-utilized natural resources into renewable energy products and solutions. Our strategic plan is based on innovating, enabling and commercializing material science solutions that use our technologies to reduce reliance on long cycle fossil fuels, to shift to and maximize throughput of short cycle fuels, and to lead and support the adoption and growth of a profitable, balanced short cycle ecosystem that continuously offsets, recycles, and/or neutralizes carbon emissions.

We achieve our goal by accelerating the commercialization of our technology portfolios and investments, primarily in renewable fuels, electrification metals, and artificial intelligence enabled mineral discovery and materials development.

Line of Business Segments

Comstock Fuels – Most renewable fuels draw from the same feedstock pool, primarily vegetable oils, but the total supply can only meet a small fraction of the demand. Our technologies unblock that constraint by converting abundant lignocellulosic biomass into biointermediates for refining into renewable fuels. Our team demonstrated commercial readiness with exceptional biofuel production yields of more than 100 gallons per dry tonne of woody biomass as measured on a gasoline gallon equivalent basis (“GGE”), and what the Company believes are market-leading, extremely low carbon intensity (“CI”) scores of 15 for Cellulosic Ethanol and the Company’s proprietary Hydrodeoxygenated Bioleum™ Oil (“HBO”).

HBO is a unique, compliant, drop-in biointermediate that is used in the production of Sustainable Aviation Fuel and Renewable Diesel Fuel. It has been verified to increase the diversity of hydroprocessed, fat-based feedstock and significantly reduce CI scores beyond what is commercially achievable today. For example, the carbon intensity of fossil fuels is industry-benchmarked at between 80 and 95. A score of 15 demonstrates carbon reductions in excess of 80%.

Execution of one or more license agreements with operationally experienced, technologically sophisticated, and well capitalized customers is a top 2023 objective. Each license could create more than 20 years of recurring royalty revenue with material upfront engineering fees.

Comstock Metals – The world is also focused on the production of energy generation and storage technologies to reduce reliance on fossil fuels, including photovoltaics, lithium-ion batteries (“LIBs”), and fuel cells. Each of those technologies relies on scarce critical metals, increasing global demand for primary metal mining and recycling. During 2023, we are deploying a demonstration system to commercialize technologies for use in efficiently crushing, conditioning, extracting, and ultimately recycling metal concentrates from photovoltaics and other electronic devices. We also expanded our leadership team in metals recycling, commenced permitting of our first demonstration scale commercial facility scheduled for production in the first quarter of 2024. Securing revenue generating supply commitments in our metals recycling business is a key objective for 2023.

Comstock Mining – We own or control twelve square miles of patented and unpatented mining claims and surface parcels, covering six and a half miles of continuous mineral strike length. We have amassed one of the largest historical and current data repositories for the Comstock historic district and we have enhanced the value of a small portion of our properties in the past year with two SK-1300 technical reports estimating Measured and Indicated resources containing 605,000 ounces of gold and 5,880,000 ounces of silver, plus Inferred resources containing 297,000 ounces of gold and 2,572,000 ounces of silver. We plan on further enhancing that data with hyperspectral orbital imaging and generative artificial intelligence (“AI”) solutions that provide prospecting analytics and enable more effective mineral discovery. Our 2023 efforts include commercializing one or more exploration and development partners that enable the expansion and enhancement of our estimated mineral resources.

Strategic Investments

Investment in Quantum Generative Materials LLC ("GenMat") – We invested in 48% of GenMat as an enhancement and an integral component of our innovation strategy. GenMat has developed and launched a new generative AI that we believe is capable of simulating critical properties of known materials with high accuracy. GenMat also plans on using its AI to simulate new material characteristics for new and existing applications. We believe these generative AI models can be employed today, on GenMat’s existing high-performance computing platform, well before quantum computers become mainstream.

In 2023, GenMat began elevating material simulation capabilities to commercial readiness by synthesizing and directly testing new AI simulated materials in high value applications and potentially engage early adopter enterprise clients for this use. GenMat also plans on launching and operating a space-based hyperspectral imaging sensor for mineral discovery applications.

Investment in Green Li-ion Pte, Ltd. (“Green Li-ion”) – Our majority owned LINICO subsidiary invested in 37,162 preferred shares of Green Li-ion in 2021, as we were assembling our technology partners for the recycling of electrification products. We coincidentally secured the rights for the use of their renewable precursor cathode active materials production system.

On September 13, 2023, LINICO received gross proceeds of $795,510 from the sale of 1,500 Green Li-ion preferred shares (representing approximately 4% of the 37,162 of the shares then owned by LINICO). At September 30, 2023, the Company adjusted our investments carrying value to fair value by increasing that value by $14,577,627 for the remaining 35,662 Green Li-ion preferred shares representing 13.34% of Green Li-ion. The Company intends to sell its remaining shares during 2024.

Investment in Sierra Springs Opportunity Fund – The Company invested in 6,700,000 shares, or 11.64% of SSOF, in 2019. SSOF is a qualified opportunity zone fund, that owns 100% of SSE, a qualified opportunity zone business. SSE and its subsidiaries own or control over 2,500 acres of land, a manufacturing facility, significant senior, junior and effluent water rights, sewer rights and owns and operates the Silver Springs Regional Airport LLC. These properties are all contiguous and strategically located within immediate proximity of Highway 50, State Route 492, the Northern Nevada Industrial Center and the Tahoe Reno Industrial Center where companies like Tesla, Panasonic, Walmart, Switch, Google, Microsoft, Redwood Materials, American Battery Technology Corporation, AquaMetals, and over hundred more are located and locating.

Corporate and Other

Investments in others non-mining real estate – The Company directly owns three types of appreciating assets in Silver Springs, NV, including 98 acres of industrial land, 160 acres of commercial land, both centrally located in Silver Springs, just south of the Silver Springs Regional Airport and a portfolio of water rights. The Company will begin marketing these assets for sale as both industrial and commercial development interest in Silver Springs, NV has continuously increased during 2023.

COMPARATIVE FINANCIAL INFORMATION

Three-Months Ended September 30, 2023 Compared to Three-Months Ended September 30, 2022

Net income for the three-months ended September 30, 2023 increased by $19,056,208 to net income of $13,741,164 from a net loss of $5,315,044 for the comparable prior period. The increase primarily resulted from a higher gain on investments of $14,118,389, gain on sale of Facility of $7,126,377 and higher revenues of $720,871 in 2023, partially offset by a gain on the sale of Daney Ranch of $1,055,623 in 2022, a gain on conversion of debt $289,512, and lower depreciation and amortization expense of $117,786 in 2023. The variance was also partially offset by change in estimated fair value of the derivative instruments of $769,176 with a $2,369,176 loss recorded in 2023 as compared to a $1,600,000 loss in 2022, higher selling, general and administration expenses of $1,245,580, higher other income (expense) of $246,526 primarily due to change in estimated fair value of equity securities and investments, and higher research development expenses of $64,520.

Below we set forth a summary of comparative financial information for the three-months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022	Change
Revenue	$760,721	$39,850	$720,871

Operating expenses:
Selling, general and administrative expenses	3,140,080	1,894,500	1,245,580
Research and development	1,394,860	1,330,340	64,520
Depreciation & amortization	676,779	794,565	(117,786)
Gain on sale of Daney Ranch	—	(1,055,623)	1,055,623
Gain on sale of Facility	(7,126,377)	—	(7,126,377)
Total operating expenses	(1,914,658)	2,963,782	(4,878,440)

Income (loss) from operations	2,675,379	(2,923,932)	5,599,311

Other Income (Expense):
Gain (loss) on investments	14,074,875	(43,514)	14,118,389
Interest expense	(320,815)	(326,937)	6,122
Interest income	73,067	10,050	63,017
Change in fair value of derivative instruments	(2,369,176)	(1,600,000)	(769,176)
Gain on conversion of debt	289,512	—	289,512
Impairment of investments and note receivable, net recovery	—	4,441	(4,441)
Other income (expense)	(681,678)	(435,152)	(246,526)
Total other income (expense), net	11,065,785	(2,391,112)	13,456,897

Net income (loss)	13,741,164	(5,315,044)	19,056,208

Net income (loss) attributable to non-controlling interest	1,376,189	(188,792)	1,564,981

Net income (loss) attributable to Comstock Inc.	$12,364,975	$(5,126,252)	$17,491,227

RESULTS OF OPERATIONS

Three-Months Ended September 30, 2023 Compared to Three-Months Ended September 30, 2022

Revenues for the three-months ended September 30, 2023 increased by $720,871 to $760,721 from $39,850 for the comparable prior period, as a result of higher rental revenues from the Mackay and ABTC leases of $490,625 and $237,473, respectively.

Revenue, costs of sales and gross profit in future periods will vary significantly depending on a number of factors, including the amount of renewable energy solutions and products that we produce and sell, the market prices for those products, the extent to which we secure and collect reasonable royalties, the degree to which we can provide event-driven engineering services, and the costs associated with each component of the aforementioned revenues.

Selling, general and administrative expense for the three-months ended September 30, 2023 increased by $1,245,580 to $3,140,080 from $1,894,500 in the comparable prior period, primarily as a result of higher employee related costs of $784,857 attributed to higher payroll and related costs, executive incentive compensation and higher marketing and investor relations expenses. Variance also due to net higher mining related costs of $525,638 associated with no relative reimbursements in 2023 from Tonogold, the write off of Fenix deposit of $240,000 and higher permits and license fees of $86,860, partially offset by lower legal and professional fees of $391,050.

Research and development expenses for the three-months ended September 30, 2023 increased by $64,520 to $1,394,860 from $1,330,340 in the comparable prior period, primarily as a result of higher legal and professional fees.

Depreciation and amortization for the three-months ended September 30, 2023 decreased by $117,786 to $676,779 from $794,565 in the comparable prior period, primarily from ceasing amortization on assets held for sale in 2023.

Gain on sale of Facility attributed to the Facility during the three-months ended September 30, 2023, was $7,126,377. The 2022 gain of $1,055,623 related to the sale of the Daney Ranch in the third quarter of 2022.

Gain on investments for the three-months ended September 30, 2023 increased by $14,118,389 due to a realized gain of $597,248 on the sale of 1,500 shares of our Green Li-ion investment and the adjusted fair value gain of $14,577,627 recorded on the remaining 35,662 Green Li-ion preferred shares; offset by $1,100,000 in loss on the ABTC investment for the three-months ended September 30, 2023 compared to a loss of $43,514 for the comparable prior period. The 2022 losses were primarily due to the lack of marketability of the Company's remaining ownership in Tonogold common stock resulting in an impairment of $30,303.

Interest expense for the three-months ended September 30, 2023 decreased by $6,122 to $320,815 from $326,937 and comparable to three-months ended September 30, 2022.

Interest income for the three-months ended September 30, 2023 increased by $63,017 to $73,067 from $10,050 in the comparable prior period, primarily as a result of $19,776 and $19,319 from interest income from Daney Ranch notes receivable and higher interest on cash held in deposits, respectively, for the three-months ended September 30, 2023.

Change in the fair value of our derivative instruments for the three-months ended September 30, 2023 decreased by $769,176 to a loss of $2,369,176 from a loss of $1,600,000 in the comparable prior period, as a result of a decrease in the Company's share price in connection with potential make-whole obligations for minimum value commitments on the Company's common shares and change in the fair value of the Ionic derivative. The 2023 loss was attributed $1,120,000 LINICO investment, $845,843 for GenMat investment and $480,000 Haywood investment, offset by a gain of $76,667 on the derivative liability for Ionic Note. The loss from the three-months ended September 30, 2022 was attributed to $700,000 for LINICO investment, $600,000 for GenMat investment and $300,000 Haywood investment.

Gain of $289,512 on conversion of debt for the three-months ended September 30, 2023 is attributed to the Ionic Note conversions of 2,818,714 shares for the three-months ended September 30, 2023.

Impairment of investment and notes receivable, net recovery, for the three-months ended September 30, 2023 decreased by $4,441, and comparable to the three-months ended September 30, 2022.

Other income (expense) for the three-months ended September 30, 2023 were $681,678, primarily consisting of losses from our equity method investments of $531,535 including a GenMat loss of $533,635. For the three-months ended September 30, 2023, $150,000 was impaired for the remaining Pelen purchase option.

Other income (expense) for the three-months ended September 30, 2022 were $435,152, primarily consisted of losses from our equity method investments of $279,892 and other losses of $5,260. For the three-months ended September 30, 2022, $150,000 was impaired for the remaining Pelen purchase option.

COMPARATIVE FINANCIAL INFORMATION

Nine-Months Ended September 30, 2023 Compared to Nine-Months Ended September 30, 2022

Net income for the nine-months ended September 30, 2023 increased by $28,507,497 to net income of $2,554,833 from a net loss of $25,952,664 for the comparable prior period. The increase in net income primarily resulted from higher gains on investments of $13,300,566, change in estimated fair value of the derivative instruments of $6,619,036 with a $105,964 loss recorded in 2023 as compared to losses of $6,725,000 in 2022, higher gain on sale of Facility of $7,304,570 offset by gain on sale of Daney Ranch of $1,055,623 in 2022, decrease in losses from impairment of intangible assets, notes receivable from MCU-P and investments in MCU of $3,577,243 recorded in 2022, lower research and development expenses of $678,365, lower other income (expense) of $673,792 primarily due to change in estimated fair value of equity securities and investments, lower depreciation and amortization expense of $435,287 and gain on conversion of debt $51,856. Variance partially offset by higher selling, general and administration expenses of $3,220,065, higher interest expense $348,467, and lower interest income $188,459.

Below we set forth a summary of comparative financial information for the nine-months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022	Change
Revenue	$826,796	$147,400	$679,396

Operating expenses:
Selling, general and administrative expenses	10,025,904	6,805,839	3,220,065
Research and development	4,426,543	5,104,908	(678,365)
Depreciation and amortization	2,012,701	2,447,988	(435,287)
Gain on sale of Daney Ranch	—	(1,055,623)	1,055,623
Gain on sale of Facility	(7,304,570)	—	(7,304,570)
Total operating expenses	9,160,578	13,303,112	(4,142,534)

Loss from operations	(8,333,782)	(13,155,712)	4,821,930

Other Income (Expense):
Gain on investments	13,309,875	9,309	13,300,566
Interest expense	(1,312,154)	(963,687)	(348,467)
Interest income	179,942	368,401	(188,459)
Change in fair value of derivative instruments	(105,964)	(6,725,000)	6,619,036
Gain on conversion of debt	51,856	—	51,856
Impairment of intangible assets	—	(338,033)	338,033
Impairment of investments and note receivable, net recovery	—	(3,239,210)	3,239,210
Other income (expense)	(1,234,940)	(1,908,732)	673,792
Total other income (expense), net	10,888,615	(12,796,952)	23,685,567

Net income (loss)	2,554,833	(25,952,664)	28,507,497

Net income (loss) attributable to noncontrolling interest	1,327,283	(681,011)	2,008,294

Net income (loss) attributable to Comstock Inc.	$1,227,550	$(25,271,653)	$26,499,203

RESULTS OF OPERATIONS

Nine-Months Ended September 30, 2023 Compared to Nine-Months Ended September 30, 2022

Revenues for the nine-months ended September 30, 2023 increased $679,396 to $826,796 from $147,400 for the comparable prior period as a result of higher rental revenues from the Mackay and ABTC leases of $490,625 and $237,473, respectively.

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

Selling, general and administrative expense for the nine-months ended September 30, 2023 increased by $3,220,065 to $10,025,904 from $6,805,839 in the comparable prior period primarily as a result of higher employee costs of $2,382,376 attributed to higher salaries, executive incentive compensation, payroll administration costs and higher marketing and investor relations expenses. Other costs increased by $1,538,053 including higher mining related costs of $705,326 associated with no relative reimbursements from Tonogold in 2023, the write off of Fenix deposit of $240,000, higher license and permits of $206,611, higher property taxes of $188,934 and higher royalty expense of $92,021; offset partially by lower professional fees of $768,529.

Research and development expenses for the nine-months ended September 30, 2023 decreased by $678,365 to $4,426,543 from $5,104,908 in the comparable prior period primarily as a result of lower costs related to the development of pilot scale systems in 2022 for processing woody biomass into biointermediate that can be made into renewable fuels and for crushing and separating electrification products. These systems are used to validate the processes and develop parameters for deploying and upscaling these renewable technologies. Variance offset partially by higher employee costs attributed to executive incentive compensation.

Depreciation and amortization during the nine-months ended September 30, 2023, decreased by $435,287 to $2,012,701 from $2,447,988 in the comparable prior period, primarily from ceasing amortization on assets held for sale in 2023.

Gain on sale of Facility attributed to the Facility during the nine-months ended September 30, 2023, was $7,304,570. The 2022 gain of $1,055,623 related to the sale of the Daney Ranch in the third quarter of 2022.

Gain on investments during the nine-months ended September 30, 2023 increased by $13,300,566 due to a realized gain of $597,248 on the sale of 1,500 shares of our Green Li-ion investment and the mark to market gain of $14,577,627 recorded for the remaining 35,662 Green Li-ion preferred shares at $530.34 per share; offset by $1,865,000 in loss on the ABTC investment as we sold all 9,076,923 ABTC shares for the nine-months ended September 30, 2023 compared to a gain of $9,309 for the comparable prior period. The 2022 gain was primarily a result of sales of 8,065,924 shares of Tonogold stock.

Interest expense for the nine-months ended September 30, 2023, increased by $348,467 to $1,312,154 from $963,687 for the comparable prior period primarily due to interest and related amortization of the original issue discount ("OID") on the GHF promissory note, the Alvin note and the Ionic Note that originated during the fourth quarter of 2022.

Interest income for the nine-months ended September 30, 2023, decreased by $188,459 to $179,942 from $368,401 in the comparable prior period, as a result of the extinguishment of the Tonogold note receivable and the extinguishment of the MCU-P note receivable that was exchanged for the MCU assets, both of which are no longer accruing interest income for the nine-months ended September 30, 2023.

Change in fair value of our derivative instruments for the nine-months ended September 30, 2023, increased by $6,619,036 to a smaller loss of $105,964 in 2023 compared to a loss in 2022 of $6,725,000 as a result of an increase in the Company's share price in connection with potential make whole obligations for minimum value commitments on the Company’s common shares. The 2023 derivative loss was attributed to $455,000 for LINICO investment, $343,623 for GenMat and $195,000 for Haywood, offset by a loss of $1,099,587 on the derivative liability for Ionic Note. The 2022 derivative loss was attributed to $3,045,000 for LINICO, $2,610,000 for GenMat and $1,665,000 for Haywood, partially offset by a gain of $595,000 for LP Biosciences LLC.

Gain of $51,856 on conversion of debt for the nine-months ended September 30, 2023 are attributed to the Ionic Note debt conversions associated with 9,309,375 of the Company's common shares for the nine-months ended September 30, 2023.

Impairment of intangible assets for the nine-months ended September 30, 2023 decreased by $338,033, due primarily to the impairment of the FPC intangible assets as a result of continuing losses and inability to recover the investment. For the nine-months ended September 30, 2023, no impairment losses or recoveries were recorded.

Impairment of investments and notes receivable, net of recoveries, for the nine-months ended September 30, 2023, decreased by $3,239,210. Decrease due primarily to the 2022 impairment losses as a result of investments in MCU and MCU-P and note receivable in MCU-P, which were deemed unrecoverable as of March 31, 2022 from a significant decline in forecasted cash flows from the MCU-P operations. Variance also attributed to $595,000 related to the LPB investment prior to settlement in exchange for 3,500,000 of the Company's shares in 2022; offset by $4,441 recovery of credit losses on the MCU-P note receivable for the nine-months ended September 30, 2022.

Other income (expenses) for the nine-months ended September 30, 2023 were $1,234,940, primarily consisting of losses from our equity method investments of $1,337,801, including a GenMat loss of $1,322,844.

Other income (expenses) for the nine-months ended September 30, 2022 were $1,908,732, primarily consisted of losses from our equity method investments of $858,712, a reduction in value of the Tonogold note receivable of $605,000, LPB settlement expenses of $250,000, and other losses of $45,020.

OUTLOOK

The primary focus for 2023 continues to be commercialization.

Technology Readiness

The Company’s biorefining technologies are commercially ready and offer growth-enabling performance for the Company’s prospective customers. Comstock Fuels is actively pursuing revenue producing opportunities with globally recognized renewable fuel producers. Comstock Metals is also commercially ready and has engineered and ordered its first commercial demonstration facility and will permit and deploy approximately $2.0 million in capital expenditures for this facility in the second half of 2023, with production planned in early 2024.

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

Commercialization – Lines of Business

Comstock Fuels

Most current forms of renewable fuel draw from the same pool of conventional feedstocks, including corn and vegetable oils in the U.S., but the entire available supply of those feedstocks could only meet a small fraction of the rapidly growing demand for renewable fuels. Comstock's patented and patent-pending biorefining technologies unblock that constraint by converting underutilized lignocellulosic or "woody" biomass into biointermediates for refining drop-in and other renewable fuels.

The Company’s objectives for 2023 include:

•Executing one or more early adopter commercial agreements for committed offtake, supply of feedstocks and commencing development on commercial scale production projects for operationally experienced, technologically sophisticated and well capitalized customers.
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

On June 30, 2023, the Company signed a Mineral Exploration and Mining Lease Agreement (the “Mining Lease”) with Mackay Precious Metals Inc (“Mackay”). The Mining Lease provides a twenty-year term granting Mackay the rights to conduct exploration on certain of the Company’s mineral properties in Storey County, Nevada. Mackay paid a lease initiation fee of $1,250,000 and will make quarterly lease payments of $475,000 for the first six months, quarterly lease payments of $375,000 for the next three and a half years, and then quarterly lease payments of $250,000 thereafter. In addition, Mackay will reimburse carrying costs for the mineral properties, estimated to be $177,000 per year, and will pay a NSR royalty of 1.5% from eventual mine production from the mineral properties. Mackay also committed to expenditures of $1,000,000 per year on a cumulative basis, and increasingly detailed technical reports after the first five, ten, and fifteen years.

The Company’s objectives for 2023 include:

•Receive cash proceeds of over $2.1 million from new mineral lease leveraging the northern Gold Hill and northern Occidental claim groups.
•Commercializing one or more exploration and development partners that enable the expansion and enhancement our of estimated mineral resources in the central and southern parts of the district.

•Develop, in collaboration with GenMat, AI-based, next-generation exploration tools, using the Company’s extensive geologic and geophysical data along with GenMat’s hyperspectral imaging solution to condition the AI and ground-truth its predictions.

The Company’s 2023 efforts will apply economic analysis to Comstock’s existing gold and silver resources progressing toward full economic feasibility.

Strategic Investments

Investment in GenMat

Investment in generative physics-based artificial intelligence (“AI”) is a crucial component of Comstock’s technology innovation strategy. Quantum Generative Materials LLC ("GenMat"), develops and commercializes cutting-edge, proprietary generative artificial intelligence models for the discovery and manipulation of matter. This includes AI models that can be employed today, for commercial use on GenMat’s existing, high-performance computing platforms, well before quantum computers become mainstream. GenMat is a company in which Comstock has a 48% investment interest.

GenMat's AI operates similarly to the large language models widely discussed in the media today, but instead of words and language, it uses atoms and molecules to generate physical systems and harness math and science to discover new materials in an exponentially shorter time than traditional methods allow. To put this into perspective, new material discovery typically takes many years and many millions of dollars. GenMat's AI can potentially simulate thousands of unique new materials in seconds.

GenMat’s objectives for 2023 include:

•Elevate new material simulation to TRL 6 by synthesizing and directly testing the AI’s ability to predict material properties to confirm the precision and accuracy of those simulations.
•Launch and make operational a space-based hyperspectral imaging sensor for mineral discovery applications.
•Commercialize an enterprise-oriented API and other physics-based AI solutions to potential early adopter enterprise clients for advanced materials simulation and synthesis.

While the Company can’t be precise about exactly when GenMat will initiate revenue, GenMat’s technologies are maturing much faster than anticipated when the Company invested in GenMat in 2021.

Investment in Green Li-ion

The Company has also made meaningful progress after its LINICO subsidiary received gross proceeds of approximately $0.8 million from the sale of 1,500 Green Li-ion Pte. Ltd. (“Green Li-ion”) preferred shares (representing approximately 4% of the 37,162 Green Li-ion preferred shares owned by LINICO). The Company intends to sell the remaining 35,662 Green Li-ion preferred shares for at least $19 million more in net proceeds during 2024, netting a total of almost $20 million.

Investments in others non-mining real estate, water rights and securities

The Company directly owns land and water rights in Silver Springs, NV, that it will begin marketing for sale and anticipates selling these assets for over $40 million in net proceeds during 2024. The Company also expects to receive approximately $7.0 million in advances during the first half of 2024.

During the third quarter of 2023, the Company sold all 9,076,923 ABTC shares for net proceeds of approximately $5.4 million. As of September 30, 2023, the Company recorded a receivable of $0.6 million equal to the contractual difference of $6.0 million minus the net proceeds received of $5.4 million. The Company expects to receive the remaining proceeds in 2023.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position and liquidity are based on our net sources of capital from financing and investing as generally compared to our net uses of capital from operating and investing activities and ultimately, our ability to generate cash flows from our operations. Our cash balances at September 30, 2023 and December 31, 2022 were $3,440,085 and $2,521,772, respectively. The Company had current assets of $30,738,352 and current liabilities of $11,663,129, representing working capital excess of $19,075,223 at September 30, 2023.

The current liabilities include derivative liabilities of $7.5 million for the contingent make-whole liabilities and $2.3 million of accrued expenses primarily $1.3 million of incentive compensation accrual and $0.6 million accrued payroll and related expenses.

Our primary source of liquidity during the first nine-months of 2023 was cash from asset sales and to a lesser extent, financing activities. During the nine-months ended September 30, 2023, we generated $6,457,386 and $5,644,911 in cash from our investing activities and our financing activities, respectively, and we used $11,183,984 in cash in our operating activities.

During the nine-months ended September 30, 2023, the Company issued 9,309,375 shares of the Company's common stock with a fair value of $4,499,598 at an average conversion price per share of $0.48 to Ionic upon the conversion of a principal balance of $3,150,000 and accrued interest of $103,912. On April 6, 2023, Ionic returned 327,549 excess shares from equity conversions. At September 30, 2023, the Ionic Note was fully converted and the Company estimates that approximately 415,000 of excess shares will be returned during the fourth quarter of 2023.

During the nine-months ended September 30, 2023, we issued 3,214,599 common shares to Tysadco, for an aggregate sales price of $1,350,000 at an average price of $0.42 per share with $7,550,000 of remaining capacity, subject to certain restrictions.

On February 13, 2023, we entered into an equity purchase agreement (the “2023 Leviston Sales Agreement”) with Leviston Resources LLC (“Leviston”) to offer and sell registered shares of common stock at an aggregate offering price of up to $5.0 million, from time to time, at our option, on terms we deem favorable. During the nine-months ended September 30, 2023, we issued 10,892,604 shares of common stock to Leviston for an aggregate sales price of $5,000,000 at an average price per share of $0.46 with no remaining capacity and the facility was closed.

On December 16, 2022, the Company entered into a securities purchase agreement for an unsecured convertible promissory note (the "Ionic Note") with Ionic. with a principal amount of $3,150,000, of which $2,975,000 was funded and $175,000 was an original issue discount ("OID") and issued with a 5% OID. The full principal is due on March 16, 2024. Interest is payable monthly at a rate of 8% annually. The Ionic Note contains conversion terms that are based on percentages of trading price and volumes over defined measurement periods. The terms require the conversion option to be bifurcated as a derivative. As of September 30, 2023 and December 31, 2022, the Company bifurcated the conversion feature and recorded a derivative liability of $0 and $420,000, respectively, reflected in our consolidated balance sheet.

On October 25, 2022, we entered into a promissory note (the "Alvin Fund 2022 Note") with Alvin Fund LLC with a principal amount of $2,000,000. In consideration of the lender providing the financing, the Company issued $250,000 in shares to the lender. The full principal is due on October 25, 2023. Interest is payable monthly at a rate of 9% annually. Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by all the property commonly referred to as the Dayton properties. On June 21, 2023 and September 1, 2023, the Company issued 270,757 and 74,353 shares, respectively, of unregistered restricted common shares with a fair value of $107,507 and $45,370, respectively, to Alvin Fund LLC in lieu of cash payments for interest under the Alvin Fund 2022 Note. On September 30, 2023, the Company entered into an amendment to extend the maturity of the Alvin Fund 2022 Note to January 31, 2026, at an interest rate of 16%.

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

We intend to fund our operations over the next twelve months from existing cash and cash equivalents, planned sales of non-mining real estate and other investments, leasing cash inflows on certain mineral properties, planned licensing, sales and profits from our cellulosic and battery metal recycling technology and related engineering services, and previously funded capital into our LINICO subsidiary and Quantum investment. Based on these expected funding sources, management believes we will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the twelve months following the date of issuance of the condensed consolidated financial statements included herein. While we have been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration and other registration statements, non-registered equity placements, borrowings and various other means. There is no assurance we will be able to obtain additional equity capital or other financing, if needed.

Net cash used in operating activities for the nine-months ended September 30, 2023 decreased by $562,358 to $11,183,984 from $11,746,342 in the comparable prior period, due primarily to decreases in cash used for operating expenses discussed in Financial Condition and Results of Operating Information.

Net cash provided by investing activities for the nine-months ended September 30, 2023 increased by $6,356,198 to $6,457,386 from $101,188 in the comparable prior period, primarily due to proceeds from sale of the AQMS lease and related assets of $21.0 million on the sale of the Facility, partially offset by $12.0 million in cash used for the purchase of the Facility, $5.6 million for payments on contractual commitments for GenMat, LINICO and Haywood investments, $1.5 million for SSOF advances, $0.8 million for proceeds on sale of Green Li-ion investments and $0.8 million for the purchase of water rights as compared to net cash provided in the 2022 period primarily from $1.5 million for proceeds on sale of Daney Ranch, $0.9 million from recovery of MCU funds, $0.9 million from the sale of Tonogold shares, and $0.8 million from Tonogold option agreement proceeds.

Net cash provided in financing activities for the nine-months ended September 30, 2023 decreased $1,244,567 to $5,644,911 from $6,889,478 for the comparable prior period, primarily as a result of lower net proceeds from the issuance of common stock of $1,512,020 and reduced contributions of $500,000 from AQMS for additional shares in LINICO in 2022.

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

ITEM 4        CONTROLS AND PROCEDURES

A. Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Principal Executive and Financial and Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act") was conducted. Our disclosure controls and procedures are designed to ensure information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act rules, and such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our CEO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO), were effective as of September 30, 2023, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2023, there was no change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A    RISK FACTORS

No new risk factors have been identified in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the interim period ended September 30, 2023.

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USES OF PROCEEDS

On August 25, 2023, the Company issued 963,074 shares of unregistered common stock with a fair value of $482,500 to Northern Comstock LLC as payment for obligations due under the Northern Comstock operating agreement.

On September 1, 2023, the Company issued 74,353 shares of unregistered restricted common shares with a fair value of $45,370 to Alvin Fund LLC in lieu of payment of interest under the Alvin Fund 2022 Note pursuant to Section 4(a)(2) of the Securities act.

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

101*
Interactive Data File (Quarterly Report on Form 10-Q, for the periods ended September 30, 2023, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three and nine-months ended September 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Changes in Equity for the three and nine-months ended September 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Cash Flows for nine-months ended September 30, 2023 and 2022 and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

* Filed herewith.
# Management contract or compensatory plan.

The SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

COMSTOCK INC.

By: /s/ CORRADO DE GASPERIS
CORRADO DE GASPERIS
Executive Chairman
Chief Executive Officer
(Principal Executive Officer, Financial and
Accounting Officer)
Date: October 26, 2023