Form 10-K
period 2023-12-31
Comstock Inc.
filed 2024-02-27
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
____________________________________________________________________
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☒	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	Yes	☐	No	☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	Yes	☐	No	☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.	Yes	☐	No	☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).	Yes	☐	No	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

The aggregate market value of the 95,311,785 shares of voting stock held by non-affiliates of the registrant based on the closing price on the NYSE American on June 30, 2023 was $69,549,010.

The number of shares outstanding of Common Stock, $0.000666 par value per share, on February 26, 2024 was 115,820,980.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement to be delivered to shareholders in connection with the 2024 Annual Meeting of Shareholders, are incorporated by reference in Part III.

COMSTOCK INC.
ANNUAL REPORT ON FORM 10K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

PART I

DEFINED TERMS USED IN THIS REPORT

The following are defined terms and naming conventions used in this Annual Report on Form 10-K, unless otherwise specified:

Comstock Inc. and its Subsidiaries:

Comstock, we, our, us, or the Company	Comstock Inc. and its subsidiaries on a consolidated basis

Comstock Fuels	Comstock Fuels Corporation

Comstock Metals	Comstock Metals Corporation

Comstock Mining	Comstock Mining LLC, Comstock Processing LLC, Comstock Northern Exploration LLC, Comstock Exploration and Development LLC

Comstock Innovations	Comstock Innovations Corporation

Comstock IP Holdings	Comstock IP Holdings LLC

Miscellaneous Defined Terms:

EPS	Earnings per share

Exchange Act	Securities Exchange Act of 1934, as amended

GAAP	U.S. Generally Accepted Accounting Principles

NYSE	NYSE American LLC

SEC	Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Industry Defined Terms:

BLM	Bureau of Land Management, an agency of the U.S. Department of Interior

BTC	Federal biodiesel mixture excise tax credit

CAFE	Corporate Average Fuel Economy

CI	Carbon intensity, or CI, refers to the relative amount of carbon dioxide (CO2) emissions that are released for a specific activity.

E10	10% ethanol

EIA	U.S. Energy Information Administration

EPA	U.S. Environmental Protection Agency

GHG	Greenhouse gas

LCFS	Low Carbon Fuel Standard

RFA	Renewable Fuels Association

RFS or RFS II	Renewable Fuel Standards published by the EPA

RIN	Renewable identification number

RVO	Renewable volume obligation

U.S.	United States of America

Glossary:

AI	Artificial intelligence

Biomass	renewable organic material produced, in pertinent part, upon conversion of energy from the sun, water, and carbon dioxide into stored chemical energy.

Carbon cycle
biogeochemical cycle by which carbon is exchanged amongst the Earth’s air, water, biomass, soil, crust, mantle, and back again, primarily as a result of biological, geochemical, and industrial processes.

Claim	a mining interest giving its holder the right to prospect, explore for, and exploit minerals within a defined area.

Grade	the amount of metal per ton of material.

Indicated Mineral resource	that part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.

Inferred mineral resource	that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project, and may not be converted to a mineral reserve.

Intermediate	a product produced from one or more reactants during one conversion step for use in one or more succeeding conversion steps into a final product.

Lode	a vein-like deposit or rich supply of or source of minerals.

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

Measured mineral resource	that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in this section, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.

Mineral reserve	an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowance for losses that may occur when the material is mined or extracted. The mineral reserve estimate must be based on at least a preliminary feasibility study.

Mineral resource	a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or part, become economically extractable.

NSR	net smelter return, a basis for calculating royalties.

Ore	mineral-bearing material, which is economically and legally extractable.

Precursor	an initial or intermediate compound that participates in a reaction and/or process that produces another compound.

Probable mineral reserve	the economically mineable part of an indicated, and, in some cases, a measured mineral resource.

Proven mineral reserve	the economically mineable part of a measured mineral resource which can only result from conversion of a measured mineral resource.

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

Stripping ratio	the ratio of waste tons to ore tons mined.

Tailings	refuse materials resulting from the washing, concentration, or treatment of mineralized material.

TRL	Technology Readiness Levels (TRLs) are a method for understanding the technical maturity of a technology during its nine potential development phases. TRLs allow scientists and engineers to have a consistent datum of reference for understanding technology evolution, regardless of their technical background.

Vein	a deposit of non-sedimentary origin, which may or may not contain minerals.

MARKET AND INDUSTRY DATA FORECASTS

This document includes industry data and forecasts prepared by third parties. Third-party industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. In particular, we have based much of our discussion of the renewable fuels industry, including government regulation relevant to that industry, on information published by the RFA. The RFA is a trade organization, and they may present information in a manner that is more favorable than would be presented by an independent source. We have also used data and other information in this document that was published by the EIA and the EPA. Forecasts in particular are subject to a high risk of inaccuracy, especially forecasts projected over long periods of time.

CAUTIONARY INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can understand a company’s future prospects and make informed investment decisions. This report contains such forward-looking statements. We make certain forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words believe, estimate, plan, project, forecast, expect, anticipate, believe, seek, target, intend, should, may, will, would and similar expressions. These statements reflect our management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties, many of which are unforeseeable and beyond our control, and could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some factors that could cause our actual results to differ include:

-	sales of, and demand for, our products, services, and/or properties;

-	industry market conditions, including the volatility and uncertainty of commodity prices;

-	the speculative nature, costs, regulatory requirements, and hazards of natural resource exploration, development, availability, recycling, extraction, processing, and refining activities, including operational or technical difficulties, and risks of diminishing quantities or grades of qualified resources;

-	changes in our planning, exploration, research and development, production, and operating activities;

-	research and development, exploration, production, operating, and other overhead costs;

-	margins, earnings, debt levels, contingencies, taxes, capital expenditures, net cash flows, and growth;

-	restructuring activities, including the nature and timing of restructuring charges and the impact thereof;

-	employment and contributions of personnel, including our reliance on key management personnel;

-	the costs and risks associated with developing new technologies;

-	our ability to commercialize existing and new technologies;

-	the impact of new, emerging and competing technologies on our business;

-	the possibility of one or more of the markets in which we compete being impacted by political, legal and regulatory changes, or other external factors over which we have little or no control;

-	the effects of mergers, consolidations, and unexpected announcements or developments from others;

-	the impact of laws and regulations, including permitting and remediation requirements and costs;

-	changes in or elimination of laws, regulations, tariffs, trade, or other controls or enforcement practices, including the potential that we may not be able to comply with applicable regulations;

-	changes in generally accepted accounting principles;

-	adverse effects of climate changes, natural disasters, and health epidemics, such as the COVID-19 outbreak;

-	global economic and market uncertainties, changes in monetary or fiscal policies or regulations, the impact of terrorism and geopolitical events, volatility in commodity and/or other market prices, and interruptions in delivery of critical supplies, equipment and/or raw materials;

-	assertion of claims, lawsuits and proceedings against us;

-	potential inability to satisfy debt and lease obligations, including as a result of limitations and restrictions contained in the instruments and agreements governing our indebtedness;

-	our ability to raise additional capital and secure additional financing;

-	interruptions in our production capabilities due to equipment failures or capital constraints;

-	potential dilution from stock issuances, recapitalization and balance sheet restructuring activities;

-	potential inability or failure to timely file periodic reports with the SEC;

-	potential inability to maintain the listing of our securities on any securities exchange or market;

-	our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and

-	other risks referenced from time to time in our filings with the SEC and those factors listed in this Annual Report on Form 10-K for the year ended December 31, 2023 under Item 1A, Risk Factors.

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

ITEM 1        BUSINESS

OVERVIEW

Comstock enables systemic decarbonization by innovating and commercializing technologies and materials that integrate into existing global supply chains to extract and convert under-utilized natural resources into renewable energy products that reduce reliance on fossil fuels and contribute to net zero mobility.

Our operations primarily involve the innovation, development, commercialization, and monetization of our intellectual properties and related assets, with teams focused on each core function in dedicated lines of business organized to address high impact decarbonization targets. We innovate and develop technologies to achieve exponential growth on industry-wide scales by creating financial and other incentives for rapid integration into and across entire supply chains. Our commercialization and monetization plans for each technology are designed to facilitate that result, such as by selling technology licenses and related engineering services that enable clients to use their capital, infrastructure, and other resources to maximize the rate and scale of adoption, thereby simultaneously maximizing the rate at which we build shareholder wealth.

We are currently commercializing pioneering intellectual properties for refining lignocellulosic (woody) biomass into renewable replacements for fossil crude at remarkably high yields, recycling increasingly scarce electrification metals from end-of-life photovoltaics and other electronic devices, and advanced physics based artificial intelligence for precision mining and materials discovery. We make, own and manage investments in related assets to support our businesses, including existing minority equity positions in strategic technology developers, a renewable fuels demonstration facility in Wisconsin, a metals recycling demonstration facility in Nevada, and direct investments in northern Nevada real estate including strategic water rights and about twelve square miles of mining claims and surface parcels with measured and indicated mineral resources containing 605,000 ounces of gold and 5,880,000 ounces of silver, and inferred mineral resources containing an additional 297,000 ounces of gold and 2,572,000 ounces of silver.

We also recently announced the execution of agreements with RenFuel K2B AB (“RenFuel”) to acquire a development stage biorefinery project to refine byproducts of paper production into biointermediates for refining into renewable fuels, and to make a strategic investment in RenFuel of up to $3,000,000 over the next three years for the continued development and commercialization of advanced applications of RenFuel’s and Comstock’s complimentary renewable fuels technologies.

OPERATING SEGMENTS

We group our business activities into five operating segments to manage performance: Fuels, Metals, Mining, Strategic Investments, and Corporate Services. The Company’s goal is to accelerate the commercialization of decarbonizing technologies. Once a technology achieves a certain technology readiness or a justifiable critical mass or market distinction, we strategically plan its commercialization and dedicate resources toward that end. Until then, it is managed with corporate resources.

Fuels Segment

Our Fuels Segment does not currently generate revenue but is anticipated to do so from technology licensing and related engineering services. Our Fuels Segment develops and commercializes technologies that extract and convert wasted and unused lignocellulosic biomass into intermediates for refining into advanced renewable fuels. Most renewable fuels draw from the same pool of conventional fat, oil, and grease (“FOG”) feedstocks, but the total existing FOG supply can only meet a small fraction of the global mobility demand. Our technologies unblock that constraint by converting abundant, lignocellulosic biomass into biointermediates for refining into renewable fuels. We will use our technologies to connect upstream feedstock producers in the pulp, paper, forestry, and sawmill industries with downstream refineries in the petroleum and renewable fuel industries, thereby enabling production of vast quantities of one of the world’s highest yielding, most profitable, and least carbon intensive renewable fuels, including renewable diesel, sustainable aviation fuel, cellulosic ethanol, gasoline and other co-products. While innovation and development is ongoing and we expect additional advancements, our existing commercially available technologies have proven the potential to produce more than 100 gallons per dry tonne of woody biomass as measured on a gasoline gallon equivalent (“GGE”) basis, and CI scores of 15 or less for Cellulosic Ethanol and our proprietary Hydrodeoxygenated Bioleum™ Oil (“HBO”). HBO is used directly by advanced biofuel refineries to blend with, diversify, and extend conventional hydroprocessed FOG feedstocks to enhance production of renewable diesel, sustainable aviation fuel, and other products.

We are currently evaluating several joint development solutions and systems based on our technologies, as well as feedstock and offtake agreements, licenses, engineering services, and direct investments. Our Fuels Segment is administered by our wholly owned subsidiary, Comstock Fuels Corporation, which will define and design solutions and license selected technologies to strategic partners, including long-term feedstock and offtake clients.

Metals Segment

Our Metals Segment recently secured sufficient supplier commitments and all permits required to begin commissioning our first photovoltaic recycling facility, and is expected to receive revenue in the form of tipping fees and to a lesser extent recycled metal sales for the processing of end-of-life photovoltaic materials. Our Metals Segment is also expected to recycle metals from other electronic devices, such as end-of-life batteries and fuel cells at later stages of development and production. Our Metals Segment is administered by our wholly owned subsidiary, Comstock Metals Corporation, which has ordered and received all necessary components for its first commercial demonstration facility in Silver Springs, NV, and has applied for and received all required permits required for commissioning and production in early 2024.

Mining Segment

Our Mining Segment generated over $1 million in revenue during 2023 and is expected to generate income in the form of leases, licenses, and related fees throughout 2024. Our Mining Segment is administered by our wholly owned subsidiary, Comstock Mining LLC, and various other subsidiaries that collectively own or control twelve square miles of properties of patented mining claims, unpatented mining claims and surface parcels in northern Nevada, including six and a half miles of continuous mineralized strike length (the “Comstock Mineral Estate”). We have two completed third-party S-K 1300 technical reports focused on just two relatively smaller subsets of our mineral estate, with measured and indicated mineral resources containing 605,000 ounces of gold and 5,880,000 ounces of silver, and inferred mineral resources containing an additional 297,000 ounces of gold and 2,572,000 ounces of silver. We plan on further enhancing that data with hyperspectral orbital imaging and physics-based AI solutions to provide advanced prospecting analytics and more efficient, effective and expedient mineral discovery.

Strategic Investments Segment

We own and manage several investments and projects that are strategic to our plans and ability to produce and maximize throughput in our Fuels, Metals and Mining Segments, that are held for the purpose of complimenting or enhancing our mission of enabling systemic decarbonization and creating value but that are not a component of such other segments or otherwise have distinct operating activities. Our Strategic Investments Segment includes minority equity investments in Quantum Generative Materials LLC (physics-based artificial intelligence), Green Li-ion Pte Limited (lithium ion battery recycling and cathode production), Sierra Springs Opportunity Fund (strategic direct investment in northern Nevada real estate), and other equity or equity-linked investments.

Corporate Segment

Our Corporate Segment includes our corporate functions and services, including research and development activities that are ongoing outside of the business activities related to our Fuels, Metals, Mining and Strategic Investments Segments.

RECENT DEVELOPMENTS

During 2021, 2022 and 2023, we completed a series of foundational transactions designed to build on our competencies and position us and our technologies to address and capitalize on the global transition to clean energy and to enhance our exploration and mineral discovery capabilities. Those transactions primarily included our acquisitions of intellectual property and resources through the 100% acquisition of Comstock Innovations Corporation, Comstock Engineering Corporation, FLUX Photon Corporation, and LINICO Corporation (“LINICO”), leading to the subsequent establishment of Comstock Fuels Corporation and Comstock Metals Corporation, and our minority investment interest in Quantum Generative Materials LLC (“GenMat”). Collectively, these transactions added the management, employees, facilities, intellectual properties, and other assets we needed to restructure and transform our company and business into an emerging leader in both the innovation and licensing of the technology that enables sustainable production of renewable energy, including lignocellulosic fuels and electrification metals technology and data enhanced mineral exploration and mining.

COMPETITIVE STRENGTHS

Our management team operates systemically and has deep experience in a diverse array of areas and industries, including renewable fuels, agriproducts, graphite, metals, mining, manufacturing, hazardous waste, and intellectual property research, development, and commercialization. We have core competencies in systemic management and innovating and scaling new technologies to commercial maturity, with significant expertise and know-how in the design, engineering, construction, integration, operation, and scaling of facilities based on our patented, patent-pending, and proprietary processes and other technologies and specific management methodologies. Our expertise, know-how, technologies, and patent position collectively comprise our primary competitive strengths, and form the basis for our growth plans and the value-added renewable energy, mineral discovery, process solutions, related services, and client licensing options. Our strategic and tactical plans rely on the commercialization of technologies for renewable energy that shift and leverage the consumption patterns of industries and populations to enable systemic decarbonization and contribute to a net zero carbon world.

BUSINESS OVERVIEW

We believe that combustion will continue to be the dominant source of power for transportation for many decades to come. Hydrocarbon fuels are characterized by high energy density, ease of distribution and use, and extensive regional and global supply chains spanning multiple industries and billions of consumers. That infrastructure can be used as a highly scalable pathway for enabling systemic decarbonization and contributing to a net zero carbon objective by striking and sustaining a profitable new balance between the Earth’s natural carbon cycle and humanity’s global uses, wastes, and emissions of carbon. Our plan to do so involves innovating, commercializing, and licensing new technologies that reduce reliance on fossil fuels while dramatically increasing the growth, availability, and use of renewable feedstocks and fuels.

Our Fuels Segment enables that potential with proprietary technologies and related solutions that unlock and efficiently convert wasted, unused, and rapidly replenishable woody biomass into the intermediates and precursors needed to produce advanced short cycle fuels, including renewable diesel, sustainable aviation fuel, cellulosic ethanol, gasoline, and other co-products. Our Metals Segment is commercializing technologies that facilitate more efficient recycling and reuse of photovoltaics and other electrification residuals, thereby reducing reliance on long cycle fossil fuels and preventing environmental contamination. Our Mining Segment is focused on advanced applications of physics-based AI solutions, hyperspectral orbital imaging, and other new tools for precision mining that enable more efficient, effective, and expedient discovery of critical metals and other resources. Finally, our Strategic Investments Segment makes and manages investments that are strategic to our plan to increase shareholder wealth and enable systemic decarbonization by producing and maximizing throughput in our Fuels, Metals and Mining Segments.

COMPETITION

We compete with other renewable fuel technologies, electrification metal recycling solutions, clean technology engineering solutions, technology licensing, and mineral exploration companies in connection with the acquisition of properties and assets, feedstock and offtake agreements, clients, financial capital resources, and the attraction and retention of human capital. Those competitors typically have substantially greater financial resources than we do.

Our lignocellulosic fuels technology competes against the well-established dominant petroleum-based fuel industry and, largely, with the much smaller (yet rapidly growing) biomass-based alternative fuels industry. In the United States and Canadian biomass-based fuels markets, our technology will also compete with independent biomass-based producers. Our cellulosic ethanol technology and customers will compete with ethanol produced by the highly fragmented U.S. corn ethanol industry, including from plants owned by farmers, cooperatives, oil refiners and retail fuel operators that may continue to operate even when market conditions are not favorable due to the benefits realized from their other operations. In all products and markets, the competition can represent single and multi-product companies that have greater resources than we do.

According to the EIA data, renewable diesel imports from Singapore to the U.S. totaled 280 million gallons in 2020, 391 million gallons in 2021, and 258 million gallons in 2022. Significant additional import activity from other countries is likely to occur. We also face the prospect that petroleum refiners will be increasingly competitive with our technology, either by converting oil refineries to produce renewable diesel or by co-processing renewable feedstock with crude oil. Since 2021, several petroleum refiners in the U.S. have affected conversions of their facilities from crude oil to renewables including but not limited to Sinclair, Phillips 66, Holly Frontier, Marathon, and Exxon. Some of the largest refiners have started co-processing renewable feedstocks or have announced plans to do so. If refinery conversions accelerate or if co-processing expands significantly, the competition we face could increase significantly. We also face competition in the biomass-based diesel RINs compliance market from producers of renewable diesel and in the advanced biofuel RIN compliance market from producers of other advanced biofuels, such as sugarcane ethanol and biogas used in transportation.

We also operate in the solar panel recycling industry, where we face competition primarily from companies that focus on one type of recycling, some of which have more expertise in the recycling of that material than we do. We also compete against companies that have a substantial competitive advantage because of longer operating histories and greater financial and other resources. National or global competitors could enter the market with more substantial financial and workforce resources, stronger existing customer relationships, and greater name recognition, or could choose to target medium to small companies in our markets. Competitors could also focus their substantial resources on developing more efficient recovery solutions than our efficient processes planned for silver, cadmium, and other basic metal and material extraction. Competition also places downward pressure on contract prices and royalties, which presents significant challenges to maintaining growth rates and acceptable margins.

CUSTOMERS

The Company is not dependent on a limited number of customers for its sales.

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE

We are an emerging leader in the global shift to a circular economy. Our systemic management methodology, corporate social responsibility and environmental, social, and governance policies and framework defines, seeks, and accounts for benefits in ways that align all of our stakeholder interests with sustainability objectives that are designed to rise to the realities of our time; where benefits are defined in terms of three different interdependent forms of capital deployment – financial, natural, and social, that all generate returns by each making a positive impact on the economy, the environment, and our local and global communities.

REGULATORY MATTERS

Our Fuels Segment is sensitive to government programs and policies that affect the supply and demand for ethanol, gasoline, renewable diesel, jet fuel, marine fuel, other renewable fuels, and their intermediates, precursors, and derivatives, which in turn may impact our throughput.

The demand for cellulosic and carbon neutral fuels is rapidly increasing, and supply is virtually non-existent for the want of recently developed process technologies. America’s RFS II is driving innovation by both requiring and incentivizing use of advanced cellulosic fuels. Under the RFS II, renewable fuel producers are essentially guaranteed market access to the extent that fossil fuel producers are required to purchase renewable fuels to meet RFS II quotas. The EPA assigns individual refiners, blenders and importers the volume of renewable fuels they are obligated to blend into the fuel supply each year based on their percentage of total fuel sales. The EPA has the authority to waive the mandates in whole or in part if there is inadequate domestic renewable fuel supply, if the requirement severely harms the environment, or harms the economy of the nation or a state. The RFS II volume requirements apply to petroleum refiners and petroleum fuel importers in the 48 contiguous states and Hawaii, who are defined as obligated parties in the RFS II regulations. Obligated parties are required to incorporate a certain percentage of renewable fuel into their petroleum-based fuel or purchase credits in the form of renewable identification numbers from those who do. An obligated party’s RVO is based on the volume of petroleum-based fuel they produce or import. The largest U.S. petroleum refining companies, such as British Petroleum, Chevron, Citgo, ExxonMobil, Marathon, PBS, Phillips 66, and Valero, represent the majority of the total RVO, with the remainder made up of smaller refiners and importers.

The RFS II requirements are based on two primary categories and two subcategories. The two primary categories are conventional renewable fuel, which is primarily satisfied by corn ethanol, and advanced biofuel, which is defined as a biofuel that reduces lifecycle GHG by at least 50% compared to the petroleum-based fuel the biofuel is replacing. The advanced biofuel category has two subcategories: cellulosic biofuel and biomass-based diesel, which can be satisfied with ethanol made from woody biomass and renewable diesel, respectively. The total advanced biofuel requirement is larger than the combined cellulosic biofuel and biomass-based diesel requirement, thus requiring the use of additional volumes of advanced biofuels. The RFS II requirement for advanced biofuels can be satisfied by any advanced biofuel, including fuels produced with our Lignocellulosic Fuels technologies, so long as it meets the 50% GHG reduction requirement which our solutions meet.

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

Advanced lignocellulosic and other fuels are salable at higher prices than traditional corn ethanol due to their increased GHG reductions. The market price of detached RINs affects the price of renewable fuels in certain markets and can influence purchasing decisions by obligated parties. The value of RINs can significantly impact the price of renewable fuel.

The BTC provides an additional $1.00 refundable tax credit per gallon to the first blender of biomass-based diesel with petroleum-based diesel fuel. The BTC can then be credited against federal excise tax liabilities, or the blender can obtain a cash refund from the U.S. Treasury for the credit. The BTC was first implemented on January 1, 2005 and has been allowed to lapse multiple times before being retroactively reinstated. The BTC is an incentive shared across the advanced biofuel production and distribution chain through routine, daily trading and negotiation.

Individual states and other governments are also pushing the demand beyond the federal requirements. California, Oregon, Washington and British Columbia all have LCFS that encourage consumption of advanced biofuels by setting annual CI emission standards which reduce over time. According to the U.S. Department of Energy, more than 40 states have implemented various programs that encourage the use of biomass-based diesel through blending requirements as well as various tax incentives.

Our Fuels and Metals Segment activities are subject to various and extensive environmental and other regulations. We will be required to obtain and maintain various environmental permits to operate our plants and other facilities. Renewable fuel and metal production will involve the emission of various airborne pollutants, including particulate, carbon dioxide, oxides of nitrogen, hazardous air pollutants and volatile organic compounds.

Our Fuels and Metals Segments hold all licenses currently required in connection with the development of its technologies. We have engaged third-party consultants to work across all projects, supporting us with permitting and regulatory compliance, and keeping us apprised of all relevant regulations and related changes for current and future operations.

Our design, engineering, licensing, installation, commissioning, and maintenance services are subject to various federal, state and local environmental, health and safety laws and regulations, which require a standard of care to control potential pollution and limit actual or potential impacts to the environment and personnel involved. A violation of these laws and regulations, or of permit conditions, can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or facility shutdowns. We do not anticipate a material adverse effect on our business or financial condition because of our efforts to comply with these requirements. Operating expenses to meet regulatory requirements, including all environmental permits, will be an integral part of service costs. Costs for compliance with environmental laws include safety and health protection measures, controls limiting air emissions and effluent discharges, emergency response capabilities, storm water management, recordkeeping and training.

Mining operations and exploration activities are subject to various federal, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances, and other matters. We have obtained substantially all licenses, permits, and other authorizations currently required for our mining, exploration and other development programs. We believe that we are complying in all material respects with applicable laws and regulations. Capital expenditures relating to compliance with laws and regulations that regulate the discharge of materials into the environment, or otherwise relating to the protection of the environment, comprise a substantial part of our historical capital expenditures and some of our anticipated future capital expenditures. For example, we incur certain expenses and liabilities associated with our reclamation obligations.

We are generally required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies. The Nevada Revised Statutes (“NRS”) 519A to 519A.280 and Nevada Administrative Code 519A.010 to 519A.415 promulgated by the Nevada State Environmental Commission and the Nevada Division of Environmental Protection (“NDEP”), Bureau of Mining and Reclamation (“BMRR”) require a surety bond to be posted for mining projects so that, after completion of the work on such mining projects, the sites are left safe, stable and capable of providing for a productive post-mining use. Over the past four years, the Company has provided a reclamation surety bond, through the Lexon Surety Group, with the BMRR. The BMRR, with concurrence from Storey County, has approved our most recent reclamation plan, as revised, and our estimated total costs related thereto of approximately $7,251,950, including $6,751,950 for BMRR and $500,000 of additional reclamation surety bonding directly, with Storey County. As part of the surety agreement, the Company agreed to pay a 2.0% annual bonding fee and signed a corporate guarantee. The bonded amount is $7,251,950, and the collateral held on deposit at December 31, 2023 is $2,850,518.

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

INTELLECTUAL PROPERTY

We protect our intellectual properties through a combination of patents, patent applications, license agreements, common law copyrights, and trade secrets. Comstock IP Holdings holds our portfolio of patented, patent-pending, and proprietary technologies. The earliest of our patents are scheduled to expire is in 2033, however, we have additional issued and pending patents that are expected to expire at later dates. We have also developed and use trade secrets to protect our know-how in the systemic extraction, valorization, and processing of wasted or used resources.

HUMAN CAPITAL RESOURCES

The foundation of our Company is our employees, and our success begins with the attraction, retention and development of our employees. We accomplish this, in part, through our systemic management practices, competitive compensation practices, systemic-based management and leadership training initiatives, and growth opportunities within the company. We currently have 36 full-time employees. We employ sales, engineering, research, geological, regulatory, environmental, operating, financial, and administrative personnel. There is no union representation for any of our employees.

EXECUTIVE OFFICERS

Corrado De Gasperis, Executive Chairman and Chief Executive Officer

Mr. De Gasperis brings more than 36 years of industrial manufacturing, financial, governance, systemic management and project management experience in material-science based, renewable energy, minerals, recyclable metals, and mining industries. Mr. De Gasperis has served as Comstock’s chief executive officer since 2010 and executive chairman since 2015. He is also a director of each of the Company’s wholly- and majority-owned subsidiaries, and of GenMat and SSOF, strategic investees of Comstock since June 2021 and July 2019, respectively. From 2006 to 2009, Mr. De Gasperis served as the chief executive officer of Barzel Industries Inc. (“Barzel”) and its predecessors. Barzel operated a network of 15 steel-based manufacturing, processing and distribution facilities in the United States and Canada that offered a wide range of metal solutions to various industries, from construction and industrial manufacturing to transportation and mining. From 1998 to 2006, Mr. De Gasperis held roles of increasing responsibility at GrafTech International Ltd. (“GrafTech”), a global manufacturer of graphite electrodes and cathodes and other innovative electrification and thermal management solutions. GrafTech reliable commercialized new product innovations, repeatedly winning annual “R&D100” Awards. From 2001 to 2006, he served as the Chief Financial Officer, in addition to his duties as vice president and chief information officer and a leader of its restructuring, recapitalization and transformation. From mid-1998 to 2000, he served as the controller of GrafTech. From 1987 to 1998, Mr. De Gasperis was a Certified Public Accountant with KPMG LLP, an international provider of assurance services and served clients such as General Electric Company and Union Carbide Corporation. KPMG announced his admittance into the partnership, as a Partner, effective July 1, 1998.

Mr. De Gasperis is a director and Chairman of the Member Committee for GenMat and a director, stakeholder and officer of SSOF, both strategic investees of Comstock and a director of GDR Global LLC, the owner of ROK-On Building systems, a manufacturer of low-carbon building materials. Mr. De Gasperis is also a founding member and the chairman of the Board of Directors of the Comstock Foundation for History and Culture, a tax-exempt organization under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended. Mr. DeGasperis previously served as a director and as chairman of the Virginia City Tourism Commission. He also has served as a director of GBS Gold International Inc., where he was chairman of the Audit and Governance Committee and the Compensation Committee and a member of the Nominations and Advisory Committees. Mr. De Gasperis holds a BBA from the Ancell School of Business at Western Connecticut State University, with honors, and has embraced the Theory of Constraints and Theory of Profound Knowledge as the leading management theories for designing, deploying, managing, and governing complex systems.

Kevin E. Kreisler, Chief Technology Officer

Mr. Kreisler joined Comstock in September 2021. Mr. Kreisler is Comstock’s chief technology officer and a director and member of Comstock’s board of directors. He also serves as a director of GenMat, Comstock’s strategic investee and developer of advanced physics based artificial intelligence technologies. Mr. Kreisler has a diverse background in agriproducts, renewable fuels, hazardous waste, and intellectual property development, with deep expertise in building and scaling commercial production processes and companies in regulated markets. Mr. Kreisler is also the managing director for Viridis Asset Management LLC (“VAM”), a family-owned investment company focused on the development of scalable technologies that facilitate the more efficient use of natural resources across entire industries and populations to achieve globally meaningful environmental gains. In that capacity, Mr. Kreisler founded GreenShift Corporation (n/k/a CleanTech Alpha Corporation) in

2005 and served as its chairman and chief executive officer through 2021. GreenShift developed and commercialized patented technologies that integrated into corn ethanol plants to extract and recover inedible crude corn oil, for use in the production of advanced carbon-neutral liquid fuels. Today, upwards of 95% of the U.S. corn ethanol industry uses that technology to displace more than 20 million barrels of fossil fuel, trillions of cubic feet of natural gas, and tens of millions of metric tons of greenhouse gases every year. VAM’s investments also include Triple Point Asset Management LLC, prior owner of Plain Sight Innovations Corporation, and FLUX Photon Corporation, as well as advanced new technologies for producing energy, using energy more efficiently, utilizing carbon dioxide, utilizing low energy thermal emissions, producing water, and terraforming, among others. From 1998 to 2004, Mr. Kreisler served as a director and officer of Veridium Corporation, which developed and commercialized an array of selective metals separation technologies, where he led the design, engineering, and construction of an advanced facility for the recycling and reuse of inorganic hazardous and industrial wastes from thousands of different waste streams from dozens of industrial processes. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997).

William J. McCarthy, Chief Operating Officer

Mr. McCarthy was appointed as the Chief Operating Officer of Comstock in July 2021. In this role, he is responsible for the operations of Comstock and its wholly- and majority-owned subsidiaries. Mr. McCarthy brings over 20 years of strategic management experience focused on the development and implementation of value creating business strategies for sustainable value creation across diverse industries. Before joining Comstock, Mr. McCarthy co-founded Mana Corporation, serving as its Chief Executive Officer until its sale to Comstock. From 2017 to 2020, he was the founder and principal of Normandy Road Partners, an advisory firm dedicated to enabling sustainable growth in emerging industries. His early career includes over a decade of private equity experience. From 2005 to 2016 Mr. McCarthy held roles of increasing responsibility, ultimately serving as Director of Risk Management at Strategic Value Partners, the global investment manager of distressed debt, special situations, and private equity. Prior to this, from 2003 to 2005, Mr. McCarthy was an Associate at Resurgence Asset Management, a distressed private equity manager. He started his career as an Analyst at the Principal Financial Group. Mr. McCarthy earned a Bachelor of Arts in Economics from Tufts University.

David J. Winsness, President, Comstock Fuels Corporation

Mr. Winsness joined Comstock in September 2021. Mr. Winsness is currently the president of the Comstock Fuels subsidiary. Mr. Winsness has spent his professional career targeting the extraction and recovery of materials from byproduct streams and repurposing those recovered materials into high value markets. Mr. Winsness previously served as GreenShift’s chief technology officer from 2006 to 2018 where he invented, developed, and commercialized patented technologies that integrated into corn ethanol plants to extract and recover inedible crude corn oil, for use in the production of advanced carbon-neutral liquid fuels. Today, upwards of 95% of the U.S. corn ethanol industry uses that technology to displace more than 20 million barrels of fossil fuel, trillions of cubic feet of natural gas, and tens of millions of metric tons of greenhouse gases every year. Mr. Winsness subsequently served as chief executive officer of Plain Sight Innovations Corporation, where he led the development of a technology portfolio for lignocellulosic fuels and other clean technologies, focusing on advanced carbon-neutral fuels and alternatives to fossil fuels. Mr. Winsness is also the beneficial owner of Global Catalytic Disruptor Fund LLC, a prior owner of Plain Sight Innovations Corporation. Mr. Winsness graduated from Clemson University with a Bachelor of Science degree in Mechanical Engineering.

Rahul Bobbili, Chief Engineering Officer

Mr. Bobbili joined Comstock as its chief engineering officer in June 2021. He has nearly 22 years of experience in process design, patent licensing, equipment manufacturing, commissioning, project management, and start-up. From 2006 to 2021, Mr. Bobbili served as the chief executive officer of Comstock Engineering (formerly Renewable Process Solutions, Inc.), a wholly owned subsidiary of Comstock. Mr. Bobbili invented multiple chemical processes in the renewable industry and built twenty-one biofuel refineries in the last seventeen years. Mr. Bobbili has managed multiple industrial-scale projects from construction phases, commissioning, and operations. Mr. Bobbili received a B.S. in Production Engineering from Osmania University, India, a M.S. in Mechanical Engineering from Old Dominion University, Virginia, and an Executive Finance certification from Stanford University, California.

AVAILABLE INFORMATION

Comstock maintains a website at www.comstock.inc. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any filed or furnished amendments to those reports pursuant to Section 13(a) of the Exchange Act are made available through our website as soon as practical after we electronically file or furnish the reports to the SEC. Also available on our website are the Company’s Governance Guidelines and Code of Conduct, as well as the charters of the Audit and Finance, Compensation, Environmental, Executive and Nominating Committees of the Board of Directors. Information on our website is not incorporated into this report. Stockholders may request free charter copies from Comstock Inc., P.O. Box 1118, Virginia City, Nevada 89440.

FINANCING EVENTS

Equity Issuance Agreements

For the year ended December 31, 2023, the Company sold 15,356,808 registered and unregistered shares of common stock at an average share price of $0.43, and net proceeds of $6,650,380 after fees and expenses. In connection with these sales, we issued 963,445 shares in payment of commitment and due diligence fees with a fair value of $350,000.

Debt Financing Agreements

The Company entered into a long-term promissory note (the "GHF 2021 Note") with GHF, Inc. ("GHF") on December 15, 2021, with a principal amount of $5,000,000, of which $4,550,000 was funded and $450,000 was an original issue discount ("OID"). The full principal is due on December 15, 2024. Interest is payable monthly at a rate of 6% annually. Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by the Company owned Silver Springs land and water rights. The Company is required to prepay the promissory note with any net cash proceeds received in the sale of any collateral.

On December 16, 2022, in compliance with the GHF 2021 Note, the Company issued warrants to GHF allowing them to purchase 1,000,000 shares of the Company’s common stock, 500,000 of which are exercisable at a price per share of $2.5217 and the remaining 500,000 at a price per share of $0.4555. The warrants are exercisable for a period of two years commencing on December 15, 2022, and ending on December 15, 2024.

On August 22, 2022, the Company amended the prepayment provision of the GHF 2021 Note to reduce the amount required to be paid from the Daney Ranch sale to $710,000. As consideration for the amendment, the Company issued GHF warrants to purchase 200,000 common shares at a price of $1.00 per share. The warrants are exercisable for a period of two years commencing on August 22, 2022, and ending on August 22, 2024.

On October 25, 2022, the Company entered into a short-term promissory note (the "Alvin Fund 2022 Note") with Alvin Fund LLC (“Alvin Fund”) with a principal amount of $2,000,000 with proceeds used toward purchase of a battery metal recycling facility. Interest was payable monthly at a rate of 9% per annually and the Company also issued $250,000 in shares of its common stock as additional consideration to the lender, which was recognized as a discount on the loan. The loan is secured by all of the property commonly referred to as the Dayton properties. The full principal was due on October 25, 2023. On September 30, 2023, the Company amended and extended the maturity of the Alvin Fund 2022 Note to January 31, 2026, at an interest rate of 16%.

On December 16, 2022, the Company entered into a securities purchase agreement for an unsecured convertible promissory note (the "Ionic Note") with Ionic Ventures, LLC ("Ionic") with a principal amount of $3,150,000, of which $2,975,000 was funded and $175,000 was an original issue discount, and interest payable monthly at a rate of 8% annually.

During the year ended December 31, 2023, the Company delivered 9,636,924 shares of common stock with a fair value of $4,622,502 at an average conversion price per share of $0.48 upon the conversion. The conversion terms required a measurement period of five days within which the number of shares initially converted are adjusted for changes in trading volume during the period. Under this provision, on April 6, 2023 and October 27, 2023, Ionic returned excess shares of 327,549 and 603,569, respectively, of the Company's common stock issued upon earlier conversions with a fair value of $364,330.

On November 12, 2023, the Company entered into a short-term promissory note (the "Alvin Fund 2023 Note") with Alvin Fund with a principal amount of $2,100,000 which includes $100,000 original issue discount. The loan is secured by the Company's non-mining assets. The Company also issued warrants as additional consideration that would allow the lender to purchase 1,000,000 shares at $0.70 per share which was recognized as a discount on the loan. The full principal is due on February 12, 2025. Interest is payable monthly at a rate of 8% annually. Prepayment is allowed in full or in part at any time without premium or penalty.

On December 27, 2023, the Company entered into a securities purchase agreement for an unsecured convertible promissory note (the "Kips Bay Note") with Kips Bay Select LP ("Kips Bay") with a principal amount of $5,263,157, of which $263,157 was an original discount. The full principal is due on March 27, 2025. Interest is payable monthly at a rate of 8% annually. On December 27, 2023, the Company received $3.0 million and received the remaining $2.0 million by January 27, 2024.

The note requires the Company to pay a loan commitment fee of $150,000 in the form of shares of its common stock. As of December 31, 2023, the Company recorded a stock payable of $150,000 as a non-current liability on the consolidated balance sheet. The amount was recognized as additional discount on the note. On January 11, 2024, the Company issued 308,931 restricted shares of its common stock equal to 3% of the principal amount of the Kips Bay Note, or $157,895 at $0.511 per share. On January 16, 2024, the Company issued an additional 180,210 registered shares of its common stock equal in value to 1.75% of the principal amount of the Kips Bay Note, or $92,105, also at $0.511 per share.

RISK FACTOR SUMMARY

An investment in our securities involves risk. You should carefully consider the risk factors detailed below in Item 1A, Risk Factors, in addition to those discussed elsewhere in this report, in evaluating our Company, its business, its industry and prospects. These risks include, but are not limited to, those described in the following summary:

Business and Operating Risks
-	You may lose all or part of your investment.

-	We need additional capital, which may not be available on acceptable terms or at all, to continue as a going concern and for investing in our business and to finance acquisitions and other strategic transactions.

-	We have a limited operating history.

-	We may never earn significant revenues from our operations.

-	We may be unable to manage our future growth.

-	We may not be able to successfully implement our growth strategy on a timely basis or at all.

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

-
We intend to derive a significant portion of our revenues from sales of our renewable fuel in states with LCFS, however, adverse changes in the associated laws or reductions in the value of the applicable credits would harm our revenues and profits.

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

-
Our margins are dependent on the spread between the market prices for our renewable energy and the costs for our feedstocks, which may be volatile and can cause our results of operations to fluctuate substantially.

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

-	Estimated costs and timing are uncertain, which may adversely affect our expected production and profitability.

-
Resource and other material statements are estimates subject to uncertainty due to factors including market prices, and the inherent variability and recoverability of targeted natural resources in extraction and beneficiation processes.

-	Market prices fluctuate and a downturn in price could negatively impact our operations and cash flow.

-	Risk management transactions could significantly increase our operating costs and may not be effective.

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

-	We may experience increased costs or losses resulting from the hazards and uncertainties associated with mining.

-	Our facilities and our customers' facilities will be subject to risks associated with fire, explosions, leaks, and natural disasters, which may disrupt our business and increase costs and liabilities.

-	The dangers inherent in storage and transportation of our renewable energy could cause disruptions in our operations and could expose us to potentially significant losses, costs or liabilities.

-	Increases in transportation costs or disruptions could have a material adverse effect on our business.

-	Weather interruptions may affect, and delay proposed operations and impact our business plans.

-	Disruptions in the supply of certain key inputs and components and other goods from our suppliers, including limited or single source suppliers, could have an adverse effect on the results of our business operations, and could damage our relationships with customers.

-	We rely on contractors to conduct a significant portion of our operations and construction projects.

-	We operate in highly competitive industries and expect that competition will increase.

-	Technological advances could render some or all our plans obsolete and adversely affect our ability to compete.

-	Our business could be adversely affected if we are unable to protect our intellectual property, or others assert that our operations violate their intellectual property.

-	The success of our business depends on our ability to continuously innovate and to manage transitions to new product innovations.

-	The success of our business depends on evolving, highly technical and uncommonly qualified technical resources that are becoming increasingly important to us. We will face significant competition in seeking and acquiring qualified, competent technical and systemically oriented employees.

-	We may not be successful in developing our new products and services.

-	If we fail to introduce new products in a timely manner, we may lose market share and be unable to achieve revenue growth targets.

-	If we are unable to commercially release products that are accepted in the market or that generate significant revenues, our financial results will continue to suffer.

-	Product defects or problems with integrating our products with other vendors’ products may seriously harm our business and reputation.

-	We may encounter manufacturing or assembly problems for products, which would adversely affect our results of operations and financial condition.

-	Unfavorable economic conditions may have a material adverse effect on our business, results of operations and financial condition.

-
Natural disasters, unusually adverse weather, epidemic or pandemic outbreaks, boycotts and geopolitical events could materially adversely affect our business, results of operations or financial condition.

-	Illiquidity of investments could impede our ability to respond to changes in economic and other conditions.

-	Our business requires substantial capital investment, and we may be unable to raise additional funding.

-	Nevada law and our articles of incorporation and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

-	Our government grants are subject to uncertainty, which could harm our business and results of operations.

-	Governmental programs designed to incentivize the production and consumption of low-carbon fuels and carbon capture and utilization, may be implemented in a way that does not include products produced using our novel technology platform and process technologies or could be repealed, curtailed or otherwise changed, which would have a material adverse effect on our business, results of operations and financial condition.

-	Our industrial waste management services subject us to potential environmental liability.

-	If we cannot maintain our government permits or cannot obtain any required permits, we may not be able to continue or expand our operations.

-	Changes in environmental regulations and enforcement policies could subject us to additional liability which could impair our ability to continue certain operations due to the regulated nature of our operations.

-	As our operations expand, we may be subject to increased litigation which could have a negative impact on our future financial results.

-	Our business and operations would suffer in the event of IT system failures or a cyber-attack.

-	We may use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

Legal, Regulatory and Compliance Risks
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

-	Our ability to execute our strategic plans depends upon our success in obtaining a variety of required governmental approvals that may be opposed by third parties.

-	Closure, reclamation, and rehabilitation costs could be higher than expected, and our insurance and surety bonds for environmental-related issues are limited.

-	We are subject to federal and state laws that require environmental assessments and the posting of bonds, which add significant costs to our operations and delays in our projects.

-	Because our land holdings are within the Carson River Mercury Superfund Site, our operations are subject to certain soil sampling and potential remediation requirements, which may result in added costs and delays; and we are also potentially subject to further costs as the result of on-going government investigation and future remediation decisions.

-	We may be subject to litigation.

-	Title claims against our properties could require us to compensate parties making such claims, if successful, and divert management’s time from operations.

-	Mine operators are increasingly required to consider and provide benefits to their local communities.

Risks Related to Investments in Our Common Stock
-	The price of the Company’s common stock has and may continue to fluctuate significantly, which could negatively affect the Company and holders of its common stock.

-	Our stock has historically been a penny stock with trading restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

-	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

-	We may be delisted if we are unable to maintain the listing standards of the NYSE American stock exchange.

-	We do not expect to pay any cash dividends for the foreseeable future.

-	We may issue additional common stock or other equity securities in the future that could dilute the ownership interest of existing stockholders.

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

-	If we are unable to maintain existing or future strategic partnerships, or if these strategic partnerships are not successful, our business could be adversely affected.

-	We have invested capital in high-risk mineral and metals projects where we have not conducted sufficient exploration, development and engineering studies.

-	If we are unable to commercialize and release new products candidates based on our quantum computing investment that are accepted in the market or that generate significant revenues, our financial results will continue to suffer.

-	Our success in development in the quantum computing industry depends on our ability to operate without infringing the patents and other proprietary rights of third parties.

-	Our strategic partnerships rely on the availability of third-party intellectual property, which may not be accessible to us on reasonable terms or at all.

-	We rely on third parties for certain cloud-based software platforms, which impact our financial, operational and research activities. If any of these third parties fail to provide timely, accurate and ongoing service or if the technology systems and infrastructure suffer outages that we are unable to mitigate, our business may be adversely affected.

General Risk Factors
-	Our business depends on a limited number of key personnel, the loss of whom could negatively affect us.

-	Our business may be adversely affected by information technology disruptions.

-	The Company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and share price, which could cause you to lose some or all of your investment.

-	Diversity in application of accounting literature in the mining industry may impact our reported financial results.

-	Our ability to execute our strategic plan depends on many factors, some of which are beyond our control.

-	Our indebtedness and payment obligations could adversely affect our operations, financial condition, cash flow, and operating flexibility.

-	The estimation of mineral reserves and mineral resources is imprecise and depends on subjective factors.

-	Mineral resources do not have demonstrated economic value.

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

The shares of our common stock are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any of the shares of common stock, you should carefully consider the risk factors contained herein relating to our business and prospects. If any of the risks presented herein actually occur, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We need additional capital, which may not be available on acceptable terms or at all, to continue as a going concern and for investing in our business and to finance acquisitions and other strategic transactions.

If we are unable to generate cash flows from our planned operating activities in our Fuels and Metals Segments, then it is unlikely that the cash generated from our Strategic Investments Segment will suffice as a source of the liquidity necessary for anticipated working capital requirements. There is no assurance that the Company’s initiatives to improve its liquidity and financial position will be successful. Accordingly, there is substantial risk that the Company will be unable to continue as a going concern. In the event of insolvency, liquidation, reorganization, dissolution or other winding up of the Company, the Company’s creditors would be entitled to payment in full out of the Company’s assets before holders of common stock would be entitled to any payment, and the claims on such assets may exceed the value of such assets.

We have a limited operating history.

We have a limited operating history. The success of our Company is significantly dependent on the completion of uncertain future events, including the financing, development, permitting, construction, commissioning, start-up, and initiation of sustainable throughput of our planned lignocellulosic fuels and renewable electrification metals production facilities, the discovery and exploitation of mineralized materials on our properties, selling the rights to exploit those materials, and/or commercializing our other diversified production and processing activities. If our business plan is not successful and we are not able to operate profitably, then our securities may become worthless, and investors may lose all of their investment in our Company.

We may never earn significant revenues from our operations.

If we are unable to generate significant revenues from our planned production and processing activities in the future, then we will not be able to earn profits or continue operations. We have yet to generate positive operating income and there can be no assurance that we will ever operate profitably. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate significant revenues or ever achieve profitability. If we are unsuccessful, our business will fail, and investors may lose all of their investment in our Company.

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

We and other participants in the biomass-based diesel industry rely on governmental programs requiring or incentivizing the consumption of biofuels. Biomass-based diesel has historically been more expensive to produce than petroleum-based diesel fuel and these governmental programs support a market for biomass-based diesel that might not otherwise exist. One of the most important of these programs is the RFS II, a federal law that requires that transportation fuels in the United States contain a minimum amount of renewable fuel. This program is administered by the EPA. The EPA's authority includes setting annual minimum aggregate levels of consumption in four renewable fuel categories, including the two primary categories in which we plan to compete, biomass-based diesel and advanced biofuel. The parties obligated to comply with this RVO, are petroleum refiners and petroleum fuel importers. The petroleum industry is strongly opposed to the RFS II and can be expected to continue to press for changes both in the RFS II itself and in the way that it is administered by the EPA. For 2024, the advanced biofuel RVO has been set at 6.54 billion gallons. For The U.S. Congress could repeal, curtail or otherwise change the RFS II program in a manner adverse to us. Similarly, the EPA could curtail or otherwise change its administration of the RFS II program in a manner adverse to us, including by not increasing or even decreasing the RVO, by waiving compliance with the RVO or otherwise. We cannot predict what changes, if any, will be instituted or the impact of any changes on our business, although adverse changes could seriously harm our revenues, earnings and financial condition.

Loss of or reductions in federal and state government tax incentives for renewable fuel production or consumption may have a material adverse effect on our revenues and operating margins.

Federal and state tax incentives have assisted the biomass-based diesel industry by making the price of biomass-based diesel more cost competitive with the price of petroleum-based diesel fuel to the end user. The most significant tax incentive program has been the federal biodiesel mixture excise tax credit, referred to as the BTC. Under the BTC, the first person to blend pure biomass-based diesel with petroleum-based diesel fuel receives a $1.00 per-gallon refundable tax credit. Unlike the RFS II program, the BTC has a direct effect on federal government spending and changes in federal budget policy could result in its elimination or in changes to its terms that are less beneficial to us. We cannot predict what action, if any, Congress may take with respect to the BTC in the future. There is no assurance that the BTC will be reinstated, that it will be reinstated on the same terms or, if reinstated, that its application will be retroactive, prospective or both. Any adverse changes in the BTC can be expected to harm our results of operations and financial condition. Several states have enacted tax incentives for the use of biodiesel. Modification, curtailment or elimination of such incentives could materially and adversely affect our revenues and profitability.

We intend to derive a significant portion of our revenues from sales of our renewable fuel in states with LCFS, however, adverse changes in the associated laws or reductions in the value of the applicable credits would harm our revenues and profits.

The LCFS is designed to reduce GHG emissions associated with transportation fuels used in California by ensuring that the total amount of fuel consumed meets declining targets for such emissions. The regulation quantifies lifecycle GHG emissions by assigning a CI score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider, generally the fuel’s producer or importer is required to ensure that the overall CI score for its fuel pool meets the annual CI target for a given year. This obligation is tracked through credits and deficits and credits can be traded. We expect to receive LCFS credits when we eventually sell qualified fuels in California and other applicable states and jurisdictions. If the value of our planned renewable fuels were to materially decrease as a result of over-supply or reduced demand for our fuels, or if our fuel is deemed not to qualify for LCFS credits, or if the LCFS or the manner in which it is administered or applied were otherwise changed in a manner adverse to us, then our revenues and profits could be seriously harmed.

A decline in the adoption rate of renewable energy or electrification, or a decline in the support by governments for renewable energy and electrification technologies, could materially harm our financial results and ability to grow our business.

The demand for our renewable energy, process solutions, related services, and technology licensing is driven in part by projected increases in the demand for renewable energy and electrification. A decline in the adoption of renewable energy and electrification could reduce the demand for our renewable energy, process solutions, related services, and technology licensing, which could have a negative impact on our operating results.

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

Our margins will be dependent on the spread between the market prices for our renewable energy and the costs for our feedstocks, which may be volatile and can cause our results of operations to fluctuate substantially.

Our business will be highly impacted by commodity price volatility, primarily in the markets for our intended renewable energy, including carbon neutral cellulosic ethanol, and lignocellulosic oil, gasoline, renewable diesel, jet fuel, and marine fuel, as well as lithium, graphite, nickel, cobalt, manganese, copper, aluminum, gold, silver, cadmium and other commodity-driven renewable energy materials. While our technologies target and benefit from low cost wasted and unused feedstocks, decreases in the prevailing prices for our renewable energy will have a negative impact on the amount of cash we are able to produce from our operating activities. Any such decreases may adversely affect our results of operations and financial position.

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

Estimated costs and timing are uncertain, which may adversely affect our expected production and profitability.

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

Our revenue will be dependent on the continued operations of our planned future lignocellulosic fuels and electrification metals facilities, as well as other future facilities that we develop in the future. To the extent that we experience any operational risk including, among other things, fire and explosions, severe weather and natural disasters (such as floods and hurricanes), failures in water supply, major power failures, equipment failures (including any failure of information technology, air conditioning, and cooling and compressor systems), failures to comply with applicable regulations and standards, labor force and work stoppages, including those resulting from local or global pandemics or otherwise, or if current or future facilities become capacity constrained, we may be required to make capital expenditures even though we may not have sufficient available resources at such time. Additionally, there is no guarantee that the proceeds available from our insurance policies will be sufficient to cover such capital expenditures. Our insurance coverage and available resources may prove to be inadequate for events that may cause significant disruption to our operations. Any disruption in our production facilities could result in delivery delays, scheduling problems, increased costs or production interruption, which, in turn, may result in its customers deciding to send their feedstock to our competitors. We will be dependent on our current and future facilities, which will in the future require a high degree of capital expenditures. If one or more of our facilities becomes inoperative, capacity constrained, or if operations are disrupted, then our business, results of operations or financial condition could be materially adversely affected.

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

-	surface or underground fires or floods;

-	unexpected geological formations or conditions (whether in mineral or gaseous form);

-	ground and water conditions;

-	fall-of-ground accidents in underground operations;

-	failure of mining pit slopes and tailings dam walls;

-	seismic activity; and

-	other natural phenomena, such as lightning, rain, snowstorms, floods, or other inclement weather conditions.

Our facilities and our customers' facilities will be subject to risks associated with fire, explosions, leaks, and natural disasters, which may disrupt our business and increase costs and liabilities.

Our current and planned operating activities are inherently hazardous. Operations in which we have direct or indirect interests will be subject to all the hazards and risks normally incidental to extraction and refining of wasted and unused natural resources into renewable energy, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks is such that liabilities might exceed any applicable liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or we could elect not to insure ourselves against such liabilities because of the high premium costs, in which event, we could incur significant costs that could have a material adverse effect on our financial condition. Because some of our inputs and outputs will be combustible and/or flammable, a leak, fire or explosion may occur at a plant or customer’s facility which could result in damage to the plant and nearby properties, injury or death to employees and others, and interruption of operations. The operations at our facilities are also subject to the risk of natural disasters. An earthquake or other natural disaster could disrupt our ability to transport, store and deliver products to California. Changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters and have created additional uncertainty. The Company's operations could be exposed to a number of physical risks from climate change, such as changes in rainfall rates, rising sea levels, reduced water availability, higher temperatures, fire and other extreme weather events. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change. If we experience a fire or other serious incident at our facilities or if any of our facilities is affected by a natural disaster, we may incur significant additional costs, including, loss of profits due to unplanned temporary or permanent shutdowns of our facilities, loss of the ability to transport products or increased costs to do so, cleanup costs, liability for damages or injuries, legal and reconstruction expenses. The occurrence of significant additional costs would harm our results of operations and financial condition.

The dangers inherent in storage and transportation of our renewable energy could cause disruptions in our operations and could expose us to potentially significant losses, costs or liabilities.

We intend to store our renewable energy, including renewable fuels, in above ground storage tanks and transport fuel with third-party truck and rail carriers. Our operations are subject to significant hazards and risks inherent in transporting and storing fuel. These hazards and risks include, but are not limited to, accidents, fires, explosions, spills, discharges, and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally imposed fines or clean-up obligations, personal injury or wrongful death claims, and other damage to property. Any such event not covered by our insurance could have a material adverse effect on our business, financial condition and results of operations.

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

Weather interruptions may affect, and delay proposed operations and impact our business plans.

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

Our Fuels Segment will face competition from producers and suppliers of fossil fuels, and producers, marketers, traders, and distributors of renewable fuels. Our cellulosic ethanol products will compete with ethanol produced by the highly fragmented U.S. corn ethanol industry, including from plants owned by farmers, cooperatives, oil refiners and retail fuel operators that may continue to operate even when market conditions are not favorable due to the benefits realized from their other operations. In the United States and Canadian biomass-based diesel markets, we will compete with independent biomass-based diesel producers, as well as large, multi-product companies that have greater resources than we do. There are also major international agribusiness corporations and biodiesel producers with the financial, feedstock sourcing and marketing resources that make renewable fuel as part of their integrated agribusinesses. We will also compete with several large and well capitalized producers of renewable diesel. We also face the prospect that petroleum refiners will be increasingly competitive with us, either by converting oil refineries to produce renewable diesel or by co-processing renewable feedstock with crude oil. Several petroleum refiners in the U.S. have affected conversions of their facilities from crude oil to renewables in the past year. Some of the largest refiners have started co-processing renewable feedstocks or have announced plans to do so. If refinery conversions accelerate or if co-processing expands significantly, the competition we face could increase significantly. We also face competition in the biomass-based diesel RIN compliance market from producers of renewable diesel and in the advanced biofuel RIN compliance market from producers of other advanced biofuels, such as Brazilian sugarcane ethanol producers and producers of biogas used in transportation.

Our Metals Segment operates in the recycling industry, where it faces competition primarily from companies that focus on one type of recycling, some of which have more expertise in the recycling of that material than we do. We also compete against companies that have a substantial competitive advantage because of longer operating histories and larger budgets, as well as greater financial and other resources. National or global competitors could enter the market with more substantial financial and workforce resources, stronger existing customer relationships, and greater name recognition, or could choose to target medium to small companies in our markets. Competitors could focus their substantial resources on developing more efficient recovery solutions than us. Competition also places downward pressure on contract prices and profit margins, which presents significant challenges to maintaining growth rates and acceptable margins. Such factors would materially harm our operations, cash flows and profitability.

Technological advances could render some or all our plans obsolete and adversely affect our ability to compete.

Advances in the process of converting wasted and unused natural resources could allow our competitors to produce renewable energy faster and more efficiently and at a substantially lower cost. In addition, we will produce our renewable fuels to conform to or exceed standards established by the American Society for Testing and Materials, whose standards may be modified in response to new technologies from the industries involved with diesel fuel. New standards or production technologies may require us to make additional capital investments in, or modify, plant operations to meet these standards. We will be required to continually enhance and update our technology to maintain its efficacy and to avoid obsolescence. The costs of doing so may be substantial and may be higher than the costs that we anticipate for technology maintenance and development. If we are unable to adapt or incorporate technological advances into our operations, our production facilities could become less competitive or obsolete, or our ability to manage our business and to compete may be impaired. Further, it may be necessary for us to make significant expenditures to acquire any new technology, acquire licenses or other rights to technology and retrofit our plants in order to remain competitive. There is no assurance that we will be able to obtain such technologies, licenses or rights on favorable terms. Even if we can maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would if our technology were more effective. The impact of technical shortcomings could have a material adverse effect on our prospects, business, financial condition, and results of operations. If we are unable to obtain, implement or finance new technologies, our production facilities could be less efficient, and our ability to produce biomass-based diesel on a competitive level may be harmed, negatively impacting our revenues and profitability.

Our business could be adversely affected if we are unable to protect our intellectual property, or others assert that our operations violate their intellectual property.

We rely on a combination of intellectual property rights, including patents, copyrights, trademarks and trade secrets in the U.S. and in select foreign countries to protect our intellectual property. Effective patent, copyright, trademark and trade secret protection may be unavailable, limited or not obtained in some countries. Our success may depend on our ability to successfully prosecute and/or maintain and enforce patent and other intellectual property protection for our technologies. We have obtained or developed rights to patents and patent applications in the U.S. and on a case-by-case basis internationally, and may, in the future, seek rights from third parties to other patent applications or patented technology. There can be no assurance, however, that patents will be issued from the patent applications filed or to be filed or that the scope of any claims granted in any patent will provide us with proprietary protection. If the scope of the claim granted in a patent is not sufficient to afford us with protection against competitors with similar technology, our investment in the patented technology may provide us limited or no competitive advantage. Any failure to maintain patent or other intellectual property protection on our technologies could have a material adverse effect on our operations, cash flows and financial position. We also rely in part on trade secret protection to protect our knowhow, confidential and proprietary information, and processes. However, trade secrets are difficult to protect. We have taken measures to protect our trade secrets and proprietary information, but these measures may not be effective. For example, we require new employees and consultants to execute confidentiality agreements upon the commencement of their employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that knowhow and inventions conceived by the individual in the course of rendering services to us are our exclusive property. Nevertheless, these agreements may be breached, expire, or may not be enforceable, and our proprietary information may be disclosed. Despite the existence of these agreements, third parties may independently develop equivalent proprietary information and techniques. It may be difficult to protect and enforce our intellectual property. Adverse judicial decision(s) in any legal action could limit our ability to assert our intellectual property rights, limit our ability to develop new products, limit the value of our technology or otherwise negatively impact our business, financial condition, and results of operations. A competitor could seek to enforce intellectual property claims against us. Defending intellectual property claims asserted against us, regardless of merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention, and force us to acquire intellectual property rights and licenses, which may involve substantial royalty payments. Further, a third-party claim, if successful, could secure a judgment that requires us to pay substantial damages limiting our operations.

The success of our business depends on our ability to continuously innovate and to manage transitions to new product innovations.

Technology requirements in our markets are constantly advancing. We must continually introduce new products that meet evolving customer needs. Our ability to grow depends on the successful development, introduction, and market acceptance of new or enhanced products that address our customers’ requirements. Developing new technology is a complex and uncertain process requiring us to accurately anticipate technological and market trends and meet those trends with the right products. Additionally, this requires that we manage the transition from older products to minimize disruption in customer ordering patterns, avoid excess inventory and ensure adequate supplies of new products. Failure to develop new products, failed market acceptance of new products or problems associated with new product transitions could harm our business.

The success of our business depends on evolving, highly technical and uncommonly qualified technical resources that are becoming increasingly important to us. We will face significant competition in seeking and acquiring qualified, competent technical and systemically oriented employees.

We have limited capabilities for new innovation, technical and product developments and do not have significant capabilities for research, development, business development, sales, marketing or distribution that think and operate systemically. For some of our program and product development candidates, we may not be able to attract or retain qualified, systemically-minded computational material engineers, software engineers, photocatalysis experts, quantum chemists, quantum information scientists, quantum physicists, including but not limited to condensed matter physicists, mathematical physicists and computational physicists and/or third-party quantum computing companies and technically sophisticated project managers for the development and potential commercialization of our products and solutions. The competition for highly technical and quantum professionals is intense. If we are unable to identify, hire and retain technical resources on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, that is, without strategic partners, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all.

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

Our research and development efforts may not lead to the successful introduction of products within the time frame that our customers demand. Our competitors may introduce new or improved products, processes or technologies that make our current or proposed products obsolete or less competitive. We may encounter delays or problems in connection with our research and development efforts. Product development delays may result from numerous factors, including:

-	changing product specifications and customer requirements;

-	inability to manufacture new products cost effectively;

-	difficulties in reallocating engineering resources and overcoming resource limitations;

-	changing market or competitive product requirements; and

-	unanticipated engineering complexities.

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

There can be no assurances that demand for our future products will meet, or even approach, our expectations. In addition, our pricing and marketing strategies may not be successful. Lack of customer demand, a change in marketing strategy and changes to our pricing models could dramatically alter our financial results. Unless we can release products and sell services that meet a significant market demand, we will not be able to improve our financial condition or the results of our future operations.

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

To date, our strategic joint venture partners have only manufactured prototypes and a limited number of products. In addition, they are continually redesigning and enhancing products with technology on which are basing the design of new products we hope to market in the near future. The manufacture and assembly of such products involves complex and precise processes, some of which are totally dependent on other companies and consultants. There is no assurance that the strategic joint venture partners will not encounter any serious problems in the production of existing or new products. Any significant problems in manufacturing, assembling or testing products could delay the sales of products and have an adverse impact on our business and prospects. The willingness of manufacturers to make the product, or lack of availability of manufacturing capacity, may have an adverse impact on the availability of products and on the ability to sell products. Manufacturing difficulties will harm the ability to compete and adversely affect our results of operations and financial condition and may hinder our ability to grow our business as we expect.

Unfavorable economic conditions may have a material adverse effect on our business, results of operations and financial condition.

Our operations and timelines may be affected by global economic markets and levels of consumer comfort and spending, including recessions, slow economic growth, economic and pricing instability, increase of interest rates and credit market volatility, all of which could impact demand in the worldwide transportation industries or otherwise have a material adverse effect on our business, operating results and financial condition. Because the impact of current conditions on an ongoing basis is yet largely unknown, rapidly evolving, and varied across geographic regions, an ongoing assessment will be particularly critical to allow us to accurately project supply and demand and infrastructure requirements globally and allocate resources accordingly. If current global market conditions continue or worsen, our business, results of operations and financial condition could be materially adversely affected.

Natural disasters, unusually adverse weather, epidemic or pandemic outbreaks, boycotts and geopolitical events could materially adversely affect our business, results of operations or financial condition.

The occurrence of one or more natural disasters, such as hurricanes and earthquakes, unusually adverse weather, epidemic or pandemic outbreaks, boycotts and geopolitical events, such as civil unrest and acts of terrorism, or similar disruptions could materially adversely affect our business, power supply, results of operations or financial condition. These events could result in physical damage to property, an increase in energy prices, temporary or permanent closure of one or more of our planned facilities, temporary lack of an adequate workforce in a market, temporary or long-term disruption in the supply of raw materials, construction delays at our planned facilities, temporary disruption in transport from overseas, or disruption to our information systems. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

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

We also cannot predict the length of time needed to find a willing buyer and to close the sale of investments or assets. The applicable markets are affected by many factors that are beyond our control. The nature of our properties, including our held-for-sale properties, may make it difficult for us to sell or develop those properties and could require considerable, additional capital to adapt the properties for sale or other productive uses, and could negatively affect our financial performance, including as a result of the following factors:

-	Time required to complete a sale or development may be greater than originally anticipated, thereby adversely affecting our cash flows and liquidity.

-	Our water rights or the availability of water through wells or municipal water providers may not be adequate to support potential development.

-	Water rights sales values are highly volatile.

-	We may encounter other delays because of a variety of factors that are beyond our control including natural disasters, material shortages, and regulatory requirements.

Our business requires substantial capital investment, and we may be unable to raise additional funding.

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

-
the ability of the Board of Directors to issue, without stockholder approval, up to 50,000,000 shares of preferred stock with rights set by the Board of Directors, which rights could be senior to those of common stock.

Nevada’s “acquisition of controlling interest” statutes (NRS 78.378 through 78.3793, inclusive) contain provisions governing the acquisition of a controlling interest in certain Nevada corporations. These “control share” laws provide generally that any person that acquires a “controlling interest” in certain Nevada corporations may be denied voting rights, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights. These laws would apply to us if we were to have 200 or more stockholders of record (at least 100 of whom have addresses in Nevada appearing on our stock ledger) and do business in the State of Nevada directly or through an affiliated corporation, unless our articles of incorporation or bylaws in effect on the tenth day after the acquisition of a controlling interest provide otherwise. These laws provide that a person acquires a “controlling interest” whenever a person acquires shares of a subject corporation that, but for the application of these provisions of the NRS, would enable that person to exercise (1) one fifth or more, but less than one third, (2) one third or more, but less than a majority or (3) a majority or more, of all of the voting power of the corporation in the election of directors. Once an acquirer crosses one of these thresholds, shares which it acquired in the transaction taking it over the threshold and within the 90 days immediately preceding the date when the acquiring person acquired or offered to acquire a controlling interest become “control shares” to which the voting restrictions described above apply. These laws may have a chilling effect on certain transactions if our articles of incorporation or bylaws are not amended to provide that these provisions do not apply to us or to an acquisition of a controlling interest, or if our disinterested stockholders do not confer voting rights in the control shares.

In addition, because we are incorporated in Nevada, we are governed by Nevada Revised Statutes 78.411 to 78.444, inclusive. These provisions may also have an effect of delaying or making it more difficult to effect a change in control of the company. A corporation affected by these provisions may not engage in a combination within two years after the interested stockholder acquires his, her or its shares unless the combination or purchase is approved by the Board of Directors before the interested stockholder acquired such shares. Generally, if approval is not obtained, then after the expiration of the two-year period, the business combination may be consummated with the approval of the Board of Directors before the person became an interested stockholder or a majority of the voting power held by disinterested stockholders, or if the consideration to be received per share by disinterested stockholders is at least equal to the highest of: (i) the highest price per share paid by the interested stockholder within the three years immediately preceding the date of the announcement of the combination or within three years immediately before, or in, the transaction in which he, she or it became an interested stockholder, whichever is higher; (ii) the market value per share on the date of announcement of the combination or the date the person became an interested stockholder, whichever is higher; or (iii) if higher for the holders of preferred stock, the highest liquidation value of the preferred stock, if any. Generally, these provisions define an “interested stockholder” as a person who is the beneficial owner, directly or indirectly of 10% or more of the voting power of the outstanding voting shares of a corporation, and define “combination” to include any merger or consolidation with an interested stockholder, or any sale, lease, exchange, mortgage, pledge, transfer or other disposition, in one transaction or a series of transactions with an interested stockholder of assets of the corporation: (i)

having an aggregate market value equal to 5% or more of the aggregate market value of the assets of the corporation; (ii) having an aggregate market value equal to 5% or more of the aggregate market value of all outstanding shares of the corporation; or (iii) representing 10% or more of the earning power or net income of the corporation. These provisions in our certificate of incorporation and bylaws and under Nevada law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in our market price being lower than it would without these provisions.

Our government grants are subject to uncertainty, which could harm our business and results of operations.

We have sought and may continue to seek to obtain government grants in the future to offset a portion of the costs of our research and development, commercialization, and other activities. We cannot be certain that we will be able to secure any such government grants in a timely fashion, or at all. Moreover, any of our existing grants or new grants that we may obtain may be terminated, modified, or recovered by the granting governmental body. If such grant funding is discontinued, our revenue and cash received from grants will decrease. If we do not receive grants we are counting on, our liquidity will be impacted, which will impact our ability to grow or maintain our business.

We may also be subject to additional regulations and audits by government agencies as part of routine audits of our activities funded by our government grants. As part of an audit, these agencies may review our performance, cost structures and compliance with applicable laws, regulations and standards. Funds available under grants must be applied by us toward the research and development programs specified by the granting agencies, rather than for all our programs generally. If any of our costs are found to be allocated improperly, the costs may not be reimbursed, and any costs already reimbursed may have to be refunded. Accordingly, an audit could result in an adjustment to our revenues and results of operations.

Governmental programs designed to incentivize the production and consumption of low-carbon fuels and carbon capture and utilization, may be implemented in a way that does not include products produced using our novel technology platform and process technologies or could be repealed, curtailed or otherwise changed, which would have a material adverse effect on our business, results of operations and financial condition.

We and other participants in the biomass-based and low-carbon fuel industry rely on governmental programs requiring or incentivizing the production and consumption of fuels with lower carbon intensity than conventional fossil fuels and carbon capture and utilization. Biomass-based and low-carbon fuel has historically been more expensive to produce than petroleum-based fuel and these governmental programs support a market for biomass-based and low-carbon fuel that might not otherwise exist.

One of the most important of these programs is the RFS II, a federal law which requires that transportation fuels in the United States contain a minimum amount of renewable fuel. This program is administered by the EPA. The EPA’s authority includes setting annual minimum aggregate levels of consumption in four “nested” renewable fuel categories, including categories in which our fuel competes (including advanced biofuel, biomass-based diesel and cellulosic biofuel). The parties obligated to comply with this are petroleum refiners and petroleum fuel importers. The petroleum industry is strongly opposed to the RFS II program and can be expected to continue to press for changes both in the RFS II program itself and in the way that it is administered by the EPA. The EPA has not approved our ethanol from industrial emissions as a Renewable Identification Number (“RIN”) generating fuel (i.e., a fuel that generates credits) under the RFS II program.

The United States Congress could repeal, curtail or otherwise change the RFS II program in a manner adverse to us, such as by excluding products produced using our novel technology platform and process technologies. Similarly, the EPA could curtail or otherwise change its administration of the RFS II program in a manner adverse to us, including by not increasing or even decreasing the RVO, by waiving compliance with the RVO or otherwise. Furthermore, judicial review of the EPA’s actions, including any judicial decisions that the EPA failed to adequately evaluate the environmental impacts of RFS II, could create uncertainty in the administration of the RFS II program. We cannot predict what changes, if any, will be instituted or the impact of any changes on our business, although adverse changes could seriously harm our business, results of operations and financial condition.

The California LCFS is another program that provides a strong incentive for production of renewable diesel and alternative jet fuel, and fuels produced through methods involving carbon capture and utilization. The LCFS could be repealed or amended in a manner that eliminates or reduces this incentive or could be implemented in a way that excludes or negatively affects products produced using our novel technology platform, such as by assigning a lower carbon intensity to a fuel pathway produced using a competitor’s technology.

The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) is a federal law makes available certain investment tax credits and production tax credits to promote clean energy development, including production of renewable diesel and alternative jet fuel, and fuels produced through methods involving carbon capture and utilization. Changes to the enabling legislation and/or changes in the regulations implementing the Inflation Reduction Act, and/or the issuance of new regulations or other governmental guidance, could impact, or eliminate the availability of these investment tax credits and production tax credits.

Lastly, while the efforts of other jurisdictions to mitigate climate change are expected to result in the adoption of similar programs as the RFS II program or CA LCFS, increasing stakeholder scrutiny of the GHG, reduction benefits attributable to low-carbon fuels production and consumption could dampen interest in the adoption of similar programs. While the products produced using our process technologies generally compare favorably with conventional low-carbon fuels, public sentiment against reliance upon low-carbon fuels or carbon capture and utilization as pathways to deep decarbonization could adversely affect our market opportunities.

Our industrial waste management services subject us to potential environmental liability.

Our business of rendering services in connection with management of waste, including certain types of hazardous waste, subjects us to risks of liability for damages. Such liability could involve, without limitation, claims for clean-up costs, personal injury or damage to the environment in cases in which we are held responsible for the release of hazardous materials; and claims of employees, customers, or third parties for personal injury or property damage occurring in the course of our operations. We could also be deemed a responsible party for the cost of cleaning any property which may be contaminated by hazardous substances generated by us and disposed at such property or transported by us to a site selected by us, including properties we own or lease.

If we cannot maintain our government permits or cannot obtain any required permits, we may not be able to continue or expand our operations.

Our business is subject to extensive, evolving, and increasingly stringent federal, state, and local environmental laws and regulations. Such federal, state, and local environmental laws and regulations govern our activities regarding the treatment, storage, recycling, disposal, and transportation of hazardous and non-hazardous waste. We must obtain and maintain permits, licenses and/or approvals to conduct these activities in compliance with such laws and regulations. Failure to obtain and maintain the required permits, licenses and/or approvals would have a material adverse effect on our operations and financial condition. If we are unable to maintain our currently held permits, licenses, and/or approvals or obtain any additional permits, licenses and/or approvals which may be required as we expand our operations, we may not be able to continue certain of our operations.

Changes in environmental regulations and enforcement policies could subject us to additional liability which could impair our ability to continue certain operations due to the regulated nature of our operations.

Because the environmental industry continues to develop rapidly, we cannot predict the extent to which our operations may be affected by future enforcement policies as applied to existing laws, by changes to current environmental laws and regulations, or by the enactment of new environmental laws and regulations. Any predictions regarding possible liability under such laws are complicated further by current environmental laws which provide that we could be liable, jointly and severally, for certain activities of third parties over whom we have limited or no control.

As our operations expand, we may be subject to increased litigation which could have a negative impact on our future financial results.

Our operations are regulated by numerous laws regarding procedures for waste treatment, storage, recycling, transportation and disposal activities, all of which may provide the basis for litigation against us. In recent years, the waste treatment industry has experienced a significant increase in so-called "toxic-tort" litigation as those injured by contamination seek to recover for personal injuries or property damage. We believe that as our operations and activities expand, there will be a similar increase in the potential for litigation alleging that we are responsible for contamination or pollution caused by our normal operations, negligence or other misconduct, or for accidents which occur in the course of our business activities. Such litigation, if significant and not adequately insured against, could impair our ability to fund our operations. Protracted litigation would likely cause us to spend significant amounts of our time, effort and money. This could prevent our management from focusing on our operations and expansion.

Our business and operations would suffer in the event of IT system failures or a cyber-attack.

Our business is dependent on proprietary technologies, processes and information that we have developed, much of which is stored on our computer systems. Our operations depend, in part, on how well we and our vendors protect networks, equipment, IT systems and software against damage from a number of threats, including, but not limited to natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism, theft, malware, ransomware and phishing attacks. Any of these and other events could result in IT system failures, delays, a material disruption of our business or increases in capital expenses. Our operations also depend on the timely maintenance, upgrade and replacement of networks, equipment and IT systems and software, as well as preemptive expenses to mitigate the risks of failures.

Furthermore, the importance of such information technology systems and networks and systems has increased due to many of our employees working remotely. Additionally, if one of our service providers were to fail and we were unable to find a suitable replacement in a timely manner, we could be unable to properly administer our outsourced functions.

As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security resources to protect our data security and information technology systems, such measures may not prevent such events. Significant disruption to our IT system or breaches of data security could have a material adverse effect on our business, financial condition and results of operations.

We may use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We may incorporate AI solutions into our platform, offerings, services and features, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected.

The use of AI applications may in the future result in cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

LEGAL, REGULATORY AND COMPLIANCE RISKS

Our operations are subject to strict environmental laws and regulations, including regulations and pending legislation governing issues involving climate change, which could result in added costs of operations and operational delays, and could have a material adverse effect on our business.

Our operations are subject to strict environmental regulations, which could result in additional costs and operational delays. All phases of our operations are subject to environmental regulation. Environmental legislation is evolving in the United States generally, and Nevada specifically, in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. There is no assurance that any future changes in environmental regulation will not negatively affect our projects. At the state level, mining operations in Nevada are regulated by the NDEP. Nevada state law requires our Nevada projects to hold Nevada water pollution control permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water. In addition, we are required to hold Nevada reclamation permits required under Nevada law. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have a negative impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees or surety requirements.

Failure to comply with governmental regulations, including EPA requirements relating to RFS II or new laws designed to deal with climate change, could result in the imposition of higher costs, penalties, fines, or restrictions on our operations and remedial liabilities.

The industries in which we operate are subject to extensive federal, state and local laws and regulations, and we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination, and regardless of whether current or prior operations were conducted consistent with the accepted standards of practice. In addition, we and/or our customers will be subject to similar laws and regulations in Europe and Canada for the renewable energy we sell there. Compliance with these laws, regulations and obligations could require substantial capital expenditures. Changes in environmental laws and regulations occur frequently, and changes resulting in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us and/or our customers to make significant expenditures to attain and maintain compliance. Climate change continues to attract considerable attention globally. Numerous proposals have been made and could continue to be made at the international, national, regional, state and local levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate future emissions. As a result, our operations are subject to a series of regulatory, litigation and financial risks associated with the production and transportation of biofuel products and emission of GHGs. The potential effects of GHG emission limits on our business are subject to significant uncertainties based on, among other things, the timing of the implementation of any new requirements, the required levels of emission reductions, and the nature of any market-based or tax-based mechanisms adopted to facilitate reductions. Compliance with changes in laws and regulations relating to climate change could increase our costs of operating and could require us to make significant financial expenditures that cannot be predicted with certainty at this time. We are subject to various laws and regulations including RFS II, BTC, LCFS, and other jurisdictions. These regulations are highly complex and continuously evolving, requiring us to periodically update our systems to maintain compliance, which could require significant expenditures. The EPA has issued regulations to establish quality assurance requirements and regulations related to the generation and sale of RINs. Any violation of these regulations by us, could result in significant fines and harm our customers’ confidence in the RINs we issue, either of which could have a material adverse effect on our business.

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

Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional costs and delays to any mining project undertaken by us. Our mineral exploration operations are required to be covered by reclamation bonds deemed adequate by regulators to cover these risks. BLM requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any submission or significant modification to a plan of operations may also require the completion of an environmental assessment or Environmental Impact Statement prior to approval.

Because our land holdings are within the Carson River Mercury Superfund Site, our operations are subject to certain soil sampling and potential remediation requirements, which may result in added costs and delays; and we are also potentially subject to further costs as the result of on-going government investigation and future remediation decisions.

Substantially all of our land holdings are within the Carson River Mercury Superfund Site Study Area and portions are within the risk area boundaries identified by NDEP and the EPA. These risk areas have been defined due to the known or suspected presence of certain contaminants of concern, including mercury, arsenic and lead. To comply with the agencies’ requirements in these areas, the Company conducts soil sampling pursuant to a plan that has been approved by NDEP. This sampling is intended to demonstrate the absence of contamination before mining, processing or other operations in that area. If contamination above agency-established levels of concern is encountered, the Company intends to excavate and process such materials for metals recovery wherever feasible. If metals recovery is not feasible, the Company may avoid or defer excavating in that area, remove the materials for disposal, or cover the area with clean fill material. Through this sampling program and, if necessary, removal of contaminated materials, the Company intends to enable NDEP and EPA to better define the CRMS and the currently designated risk areas so as to eventually exclude our land holdings from such areas and from the Site itself to the maximum extent feasible. NDEP and EPA are continuing to study the ecological and human health risks that may be presented by contaminated sediments in certain portions of the Carson River watershed and downstream areas. The agencies’ studies indicate that these contaminants are primarily associated with historic mining tailings that have been redistributed into these waterways. The agencies have not adopted a remedial plan for these sediments nor have they decided whether remediation will be undertaken. Thus, there is no assurance that the Company will not be asked to undertake additional investigatory or remediation activities or to pay for such activities by the agencies, or that future changes in CRMS-related requirements will not negatively affect our operations.

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

Our stock has historically been a penny stock. Rule 3a51-1 generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. When our securities are covered by the penny stock rules, additional sales practice requirements are imposed on broker-dealers that sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 (excluding one’s primary residence), or annual income exceeding $200,000 individually or $300,000 jointly with their spouse. The penny stock rules (including Rule 15g-9) require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock. The Financial Industry Regulatory Authority ("FINRA") sales practice requirements may also limit a stockbroker’s ability to buy or sell our stock. In addition to the “penny stock” rules promulgated by the SEC, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretation of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy or sell our stock and have an adverse effect on the market for our shares.

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

Our common stock is traded on the NYSE American. To maintain our listing on the NYSE American, we must meet certain financial and liquidity criteria. The market price of our common stock has been and may continue to be subject to significant fluctuation as a result of periodic variations in our revenues and results of operations. If we fail to meet any of the NYSE American’s listing standards, we may be delisted. In the event of delisting, trading of our common stock would most likely be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities, which could have a material adverse effect on the market liquidity and value of our common stock.

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

We are currently authorized to issue 245,000,000 shares of common stock, of which 117,862,081 shares were issued and outstanding at December 31, 2023, and 50,000,000 shares of preferred stock, of which no Preferred Shares are outstanding at the December 31, 2023. To maintain its capital at desired levels or to fund future growth, the board may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock.

RISKS RELATED TO STRATEGIC TRANSACTIONS

We have and may continue to pursue investments in other companies, acquisitions, divestitures, business combinations or other transactions with other companies, involving our properties or new properties, which could harm our operating results, may disrupt our business and could result in unanticipated accounting charges.

We have made, and could make in the future, investments in other companies, including privately-held companies in a development stage, and most recently RenFuel and GenMat, a vertically integrated materials engineering company with a vision to automate and reduce the costs of research and development in the semiconductor and any other advanced materials industry. Many of these equity investments in private companies are inherently risky because the companies’ businesses may never develop, and we may incur losses related to these investments.

The price of our common stock has been, and may continue to be, highly volatile in response to various investments. In addition, we may be required to write down the carrying value of these investments to reflect other-than-temporary declines in their value, which could have a material adverse effect on our financial position and results of operations. Acquisitions of other companies or new properties, divestitures, business combinations or transactions with other companies may create additional, material risks for our business that could cause our results to differ materially and adversely from our expected or projected results.

Negative consequences of such activities may include the effects of possible disruption to the exploration activities and mine planning, loss of value associated with our properties, mismanagement of project development, additional risk and liability, indemnification obligations, sales of assets at unfavorable prices, failure to sell non-core assets at all, poor execution of the plans for such transactions, permit requirements, debt incurred or capital stock issued to enter into such transactions, the impact of any such transactions on our financial results, negative stakeholder reaction to any such transaction and our ability to successfully integrate an acquired company’s operations with our operations. If the purchase price of any acquired businesses exceeds the current fair values of the net tangible assets of such acquired businesses, we would be required to record material amounts of goodwill or other intangible assets, which could result in significant impairment and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses and potential restructuring costs associated with an acquisition, could have a material adverse effect on our business, financial condition and results of operations.

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

We have grown our business, in part, through strategic alliances and acquisitions, including through our shift to climate-smart mining and related development projects for the extraction of lithium and the development and commercialization of next generation technologies to reduce the carbon footprint. We continually evaluate and explore strategic opportunities as they arise, including product, technology, business or asset transactions. Such undertakings may not be successful or may take a substantially longer period than initially expected to become successful, and we may never recover our investments or achieve desired synergies or economies from these undertakings. This notwithstanding, we may in the future continue to seek to grow our operations in part by entering into joint ventures, or undertaking investments, joint projects or other strategic alliances with third parties in diversified precious and strategic metals production, renewable processing of natural resources, recycling and quantum computing based materials engineering. These activities involve challenges and risks in negotiation, execution, valuation and integration, and closing of the transactions could be delayed or prevented by regulatory approval requirements, including permitting issues, or other conditions. Any current or future agreements that we may enter into also could expose us to new operational, regulatory, market, litigation and geographical risks as well as risks associated with significant capital requirements, the diversion of management and financial resources, unforeseen operating difficulties and expenditures, sharing of proprietary information, loss of control over day-to-day operations, non-performance by a counterparty, potential competition and conflicts of interest. In addition, we may not be successful in finding suitable targets on terms that are favorable to us, or at all. Even if successfully negotiated and closed, expected synergies from a joint venture, investment or other strategic alliance may not materialize, may not advance our business strategy, may fall short of expected return-on-investment targets or may not prove successful or effective for our business. We may also encounter difficulty integrating the operations, personnel and financial and operating systems of an acquired business into our current business. Given the specialized nature of our quantum computing and engineering based strategic partners, we may not succeed in attracting and retaining specialized technical support including quantum computing programming and material science competencies or maintaining access to the specialized scientific resources and infrastructures we require to continue to integrate, develop and grow our business. Our growth may be limited by insufficient financial resources and competition in the developing industries in which we invest. We may need to raise additional debt funding or sell additional equity securities to enter into such joint ventures or make such acquisitions. However, we may not be able to obtain such debt funding or sell equity securities on terms that are favorable to us, or at all. The raising of additional debt funding by us, if required and available, would result in increased debt service obligations and could result in additional operating and financing covenants, or liens on our assets, that would restrict our operations. The sale of additional equity securities, if required and available, could result in dilution to our stockholders.

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

-
key personnel of strategic partners may be unable or unwilling to continue in their respective positions with such strategic partners, and if such strategic partners are unable to find suitable replacements, our business and financial results could be materially negatively affected;

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

If we are unable to commercialize and release new products candidates based on our quantum computing investment that are accepted in the market or that generate significant revenues, our financial results will continue to suffer.

There can be no assurances that consumer or commercial demand for our future products will meet, or even approach, our expectations. In addition, our pricing and marketing strategies may not be successful. Lack of customer demand, a change in marketing strategy and changes to our pricing models could dramatically alter our financial results. Unless we are able to release new products candidates, license our technologies and/or sell services that meet a significant market demand, we will not be able to improve our financial condition or the results of our future operations.

The revenues and profits of our enterprise and certain of our strategic investments involve the creation of new industries and markets are generally dependent upon many variables. Our customer appeal depends upon factors which cannot be reliably ascertained in advance and over which we have no control, such as unpredictable customer needs and competitive products. As with any new business enterprise operating in a specialized and intensely competitive market, we are subject to many business risks which include, but are not limited to, unforeseen marketing difficulties, excessive research and development expenses, unsuccessful development projects, including, for example, those for new materials. This could include an inability to successfully harness a general adversarial neural network (“GANN”) and apply the GANN effectively in simulating existing materials, generating new materials and/or commercialize them profitably, unforeseen negative publicity, competition, product liability issues, manufacturing and logistical difficulties, and lack of operating experience. Many of the risks may be unforeseeable or beyond our control. There can be no assurance that we or our strategic investments or our businesses can or will successfully implement the respective business plans in a timely or effective manner, that we will be able to generate sufficient interest in our product candidates, or that we will be able to market and sell enough products and services to generate sufficient revenues to continue as a going concern.

Our success in development in the quantum computing industry depends on our ability to operate without infringing the patents and other proprietary rights of third parties.

The success of our strategic partnerships in the quantum computing industry and the subsequent use of quantum intellectual property in the mining, batteries and carbon capture and utilization fields of use will depend in part on our ability to operate without infringing the proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, or offer for sale our future approved products or impair our competitive position. Our research, development and commercialization activities with regard to quantum intellectual property for mining, batteries, and carbon capture and utilization applications may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Patents that we may ultimately be found to infringe could be issued to third parties. Third parties may have or obtain valid and enforceable patents or proprietary rights that could block us from developing quantum intellectual property for mining, batteries, and carbon capture applications. If our intellectual property usage was to be found to infringe any such patents, and we were unable to invalidate those patents, or if licenses for them are not available on commercially reasonable terms, or at all, our business, financial condition and results of operations could be materially harmed. Furthermore, even if a license is available, it may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. Our failure to maintain a license for any technology that we require may also materially harm our business, financial condition and results of operations, and we would be exposed to a threat of litigation. Our success may be harmed by potential uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. If we are unable to obtain, maintain and enforce patent and trade secret protection for quantum intellectual property for mining, batteries, and carbon capture applications and related technology, our business could be materially harmed. Additionally, our intellectual property rights or proprietary information may be jeopardized or invalidated if strategic partners do not properly maintain and defend such information. Conflicts with our strategic partners over proprietary rights, ownership of intellectual property, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of new developments, or might result in litigation or arbitration, any of which would be time-consuming and expensive.

Our strategic partnerships rely on the availability of third-party intellectual property, which may not be accessible to us on reasonable terms or at all.

Some of our strategic partnerships and future development of products include or will include third-party intellectual property, which may require licenses for our use. We believe that such licenses can be obtained on reasonable terms; however, there can be no assurance that we will be able to obtain or maintain the necessary licenses for new or current products on acceptable terms or at all. Our failure to obtain or maintain such licenses may limit our ability to develop materials, meet the goals of our strategic partnerships, or grow our business, which could have a material adverse effect on our business, financial condition and financial results. The quantum computing industry is quickly developing, and as such, is and will remain dynamic and competitive for the foreseeable future. As this industry continues to grow and mature, there may be an influx of new products, technological advances, and new concepts that can dramatically transform the industry and our business. There is a broad variety of entities that are known to be engaged in research and development relating to quantum computing, which range in size from diversified global companies with significant research and development resources to smaller privately funded startups whose narrower product focuses may let them be more effective in deploying resources towards a specific industry demand. We believe competition in this market segment will intensify. Our success in the market segment will depend on our ability to deploy our quantum intellectual property effectively and profitably into mining, battery or carbon capture fields of use. Our competitors could use their financial, technical, product development and marketing resources to market or develop products or services that are more effective or less costly than any or all of our products or services. Our ability to evolve and adapt rapidly over an extended period of time will be critical in remaining competitive.

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

The Company may be forced to later write down or write off assets, restructure its operations, or incur impairment or other charges that could result in losses. Unexpected risks may arise, and previously known risks may materialize. Even though these charges may be non-cash items and not have an immediate impact on the Company’s liquidity, the fact that the Company may report charges of this nature could contribute to negative market perceptions about the Company or its securities. In addition, charges of this nature may cause the Company to be unable to obtain future financing on favorable terms or at all.

Diversity in application of accounting literature in the mining industry may impact our reported financial results.

The mining industry has limited industry-specific accounting literature and, as a result, we understand diversity in practice exists in the interpretation and application of such literature to mining-specific issues. As diversity in mining industry accounting is addressed, we may need to restate our reported results if the resulting interpretations differ from our current accounting practices. See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements.

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

The estimation of mineral reserves and mineral resources is imprecise and depends on subjective factors.

Estimated mineral reserves and mineral resources may not be realized in actual production. Our results of operations and financial position may be adversely affected by inaccurate estimates. The mineral reserve and mineral resource figures presented in our public filings are made by independent mining consultants with whom we contact. Mineral reserve and mineral resource estimates are a function of geological and engineering analyses that require us to make assumptions about production costs, recoveries and gold and silver market prices. Mineral reserve and mineral resource estimation is an imprecise and subjective process. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about gold and silver market process are subject to great uncertainty as those prices fluctuate widely. Declines in the market prices of gold or silver may render mineral reserves and mineral resources containing relatively lower grades of mineralization uneconomic to exploit, and we may be required to reduce mineral reserve and mineral resource estimates, discontinue development at one or more of our properties or write down assets as impaired. New or updated geotechnical or geological information may also impact anticipated metal recovery rates. Any of these adjustments may adversely affect our financial condition, results of operations, and cash flows.

Mineral resources do not have demonstrated economic value.

Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be made that they will eventually convert into future reserves. Investors are cautioned not to assume that any part of any of the Inferred Resources exists or is economically or legally mineable.

ITEM 1C    CYBERSECURITY

Risk Management and Strategy

As part of our operational risk management strategy, led by our chief operating officer, we have implemented processes to assess, identify, and manage material risks facing the Company, including from cybersecurity threats. Components of this strategy includes the use of industry standard traffic monitoring tools, training users to detect, report, and prevent unusual behavior, and working with reputable service providers capable of ensuring their ability to operate with strategies equal to or better than our own. The implementation and management of these processes are integrated with the Company’s overall operational risk management processes that seeks to limit our exposure to unnecessary risks across our operations. For cybersecurity threat management and mitigation, the Company engages with expert consultants and third party services providers for the design and implementation of these industry standard strategies to identify any potential threats or vulnerabilities in our system. We have developed a cyber crisis response plan which provides a documented framework for handling high severity security incidents and facilitates coordination across multiple parts of the company. Our incident response team constantly monitors threat intelligence feeds, handles vulnerability management and responds to incidents.

To date, risks from cybersecurity threats have not previously materially affected us, and we currently do not expect that the risks from cybersecurity threats are reasonably likely to materially affect us, including our business, strategy, results of operations or financial condition. The sophistication of cyber threats continues to increase, and the preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. Accordingly, no matter how well designed or implemented our controls are, we will not be able to anticipate all security breaches of these types, including security threats that may result from third parties improperly employing AI technologies, and we may not be able to implement effective preventive measures against such security breaches in a timely manner. See Item 1A: Risk Factors above for additional information on risk related to cyber attacks.

Governance

Role of the Board

The Audit and Finance Committee of the Board of Directors is responsible for the primary oversight of our information security programs, including relating to cybersecurity, and are integrated into the Company’s Cybersecurity Incident response process. Our chief operating officer is responsible for reporting to the Audit and Finance Committee on our incident response plan, which includes an evaluation of cyber risks and threats, and notifies the Audit and Finance Committee of a cybersecurity threat. In the event of an incident, the Audit and Finance Committee reviews and approves the material incident disclosure plan and recommendation for determination of materiality using the guidelines approved by the Audit and Finance Committee. The Board of Directors and Audit and Finance Committee receive regular updates throughout the year on cybersecurity.

Role of the Management

Our chief operating officer, together with our principal accounting officer, is responsible for the day-to-day management of our cybersecurity risks. We have an incident response framework in place. We use this incident response framework as part of the process we employ to keep our management and Board of Directors informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. The framework is a set of coordinated procedures and tasks that our incident response team, under the direction of the chief operating officer, executes with the goal of ensuring timely and accurate resolution of cybersecurity incidents. The chief operating officer activates the incident response plan to assess and mitigate a cybersecurity incident. In the event of an incident, the chief operating officer and principal accounting officer consult with cybersecurity consultants and other involved parties to identify the undesirable effects of the cybersecurity incident and develop a material incident disclosure plan for review and approval by the Audit and Finance Committee.

ITEM 2        PROPERTIES

The following table summarizes our business segments that use our properties described below.

Business Segment	Property
Fuels	Demonstration Facility
Strategic Investments	Manufacturing Facility (sold in August 2023)
Mining	Haywood Property
Mining	Mining Properties
Strategic Investments	Silver Springs Properties

DEMONSTRATION FACILITY

On April 16, 2021, the Company entered into an asset purchase agreement with American Science and Technology Corporation (“AST”), pursuant to which the Company agreed to purchase substantially all of the real and personal property located at 6445 Packer Drive, Wausau, Wisconsin 54401 (“Demonstration Facility”), including bench and pilot scale processing equipment used in connection with some of our lignocellulosic fuels and electrification metals extraction and refining processes (the “AST Asset Purchase Agreement”). Under the AST Asset Purchase Agreement, the Company agreed to acquire substantially all of AST’s assets in exchange for $3,500,000 due on April 30, 2024, in addition to $35,000 per month from May 1, 2022 to April 30, 2024. Beginning May 1, 2022, the AST Asset Purchase Agreement provides for full access and use of the AST assets until all payments are made and title transfers to the Company. Of the amounts paid under the AST Asset Purchase Agreement, a portion is associated with the acquired machinery and equipment and recognized as research and development expense in the consolidated statements of operation. The Company also entered into three license agreements with AST in connection with the AST Asset Purchase Agreement.

MANUFACTURING FACILITY

On February 15, 2021, LINICO and Aqua Metals Reno Inc. (the “Landlord”), a subsidiary of Aqua Metals, Inc., entered into an industrial lease (the “AQMS Lease”), for the 136,750 square foot facility, land, and related improvements located at 2500 Peru Drive, McCarran, Nevada 89343 (the “Manufacturing Facility”). As of December 31, 2022, the Manufacturing Facility and other assets associated with AQMS Lease had a net carrying value of $21,684,865 and liabilities of $12,021,566, that met the criteria to be classified as held for sale. On August 11, 2023, the Company consummated the sale and transferred the title of the Manufacturing Facility to American Battery Technology Company (“ABTC”). Proceeds from the sale of these assets were used to satisfy obligations due under the AQMS Lease. See Note 9, Sale of Manufacturing Facility, to the Consolidated Financial Statements.

HAYWOOD PROPERTY

On April 7, 2022 and amended on November 7, 2022, the Company contracted to purchase Haywood quarry and industrial property (the “Haywood Property”) from Decommissioning Services LLC (“Decommissioning Services”) for $2.1 million, payable in $50,000 of cash and 1,500,000 common shares of Comstock with a total value of $2,295,000. The Haywood Property represents approximately 190 industrial acres in Lyon County, Nevada, and is part of one of the larger industrial parks in Lyon County. The property has power, water and direct highway access. During the period between execution of the agreement and closing, the property is leased to us for no additional compensation, providing exclusive rights to access, use or sublease portions of the property, to obtain permits and prepare the property for its intended purpose, including improvements. If the conditions for closing are not satisfied within a period prescribed in the agreement, the agreement will terminate, and Decommissioning Services will retain a total of $400,000 in rental fees for use of the property. We agreed to pay Decommissioning Services a 2% royalty of the sales price of any gravel, aggregate, or rock products produced and sold from the Haywood Property, excluding the removal of materials that have been pledged to a third-party for improvements made.

MINING PROPERTIES

The following description of our mining properties is qualified in its entirety by reference to the Technical Report Summary (the "TRS") for each of the properties included as exhibits to this Report and incorporated by reference into this Item 2. The information about our mining properties in this Report has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K (“S-K 1300”), which requires us to disclose our mineral resources, in addition to any mineral reserves, as of the end of our most recently completed fiscal year, individually and in the aggregate, for each of our material mining properties.

Summary Disclosure

The Comstock Lode was discovered in 1859. From 1860 to 1960, the district yielded more than eight million ounces of gold and 192 million ounces of silver, from workings greater than 3,000 feet below the surface. We have consolidated the most significant portions of the historic Comstock Lode mining district, conducted surface and airborne geophysical studies, drilled extensively, and recently began investing in the development of quantum-probabilistic software solutions that are being designed to integrate specific, hyperspectral technology solutions that we expect will increase certainty in mineral discovery targets, eventually reduce costs of traditional drill programs with ground penetrating scans and analytics, and ultimately result in increased discernment for categorizing measured, indicated, and inferred mineral resources. The Company will continue amassing what has become the single largest known repository of historical and current geological data on the Comstock region.

We also secured permits, built an infrastructure and completed two phases of test production. Comstock and its subsidiaries own, control, or retain interest in all of these mineral properties. Our land position consists of 9,472 acres (due to overlapping interests, the combined area is approximately 7,586 acres) located in Storey and Lyon Counties, Nevada (referred to collectively as our “Mineral Estate”), including fee ownership of real properties and claims, five mineral leases, one LLC membership interest (providing exclusive rights to exploration, development, mining and production), and royalty interests. The Mineral Estate includes 130 patented lode mining claims totaling 1,376 acres with surface parcels increasing the total to 2,533 acres, 381 unpatented lode mining claims administered by the BLM, 38 unpatented placer claims, and one unpatented mill site claim, all totaling approximately 6,939 acres, and covering 6.5 miles of strike-length on the Comstock and Silver City lodes.

Because of the Comstock Lode District’s historical significance, the geology is well known and has been extensively studied. We have expanded our understanding of the geology through vigorous surface mapping and drill hole logging. The volume of geologic data is significant, particularly in the Lucerne and Dayton resource areas. We have accumulated a large library of historical data and detailed surface mapping of Comstock Mineral Estate properties and continue to obtain historical information from public and private sources. We integrate this data with information obtained from our mining operations to target prospective geological exploration areas and plan exploratory drilling programs, including expanded surface and underground drilling.

We have completed extensive geological mapping, sampling and drilling on a limited portion of our Mineral Estate property, particularly the Lucerne and Dayton resource areas, in order to characterize the mineralized material. We have performed metallurgical testing, mine planning and economic analysis. We conducted extensive test mining operations from 2004 through 2006 and 2012 through 2016. We have not established reserves that meet the requirements of S-K 1300 and therefore, we are an exploration stage issuer, and our Comstock properties are all exploration stage properties.

We have identified many exploration targets in our Mineral Estate and, to date, have focused on subsets of our Mineral Estate, including the Dayton and Lucerne resource areas, and the Occidental, Gold Hill, Oest and Spring Valley exploration targets (collectively, our “Exploration Targets”). We own or control 100% of the properties in these target areas. We published a third-party S-K 1300 technical report for our Dayton resources in November 2022. Properties in the Lucerne, Occidental, and Gold Hill resource areas represent exploration and development targets were previously optioned or leased to Tonogold Resources Inc. (“Tonogold”), who completed and published a third-party, S-K 1300 technical report for these targets in March 2022. All Tonogold agreements either expired or were terminated on December 30, 2022, and they no longer have any interest, rights or claims in (or on) any of our properties.

Comstock District
Land Position 2023
Legend
V&T Railroad
Counties
Sections
Comstock Controlled
Patent, Fee
Unpatented
Comstock Interests
N
Feet
0 750 1,500 3,000
1 inch = 1,753 feet
As-of: 12/31/2022
Gold Hill Targets
American Flat
Occidental Target
Lucerne Resource
Dayton Resource
Oest Target
Spring Valley Target

A summary overview of each material property is as follows:

Property:	Dayton – Spring Valley Project
Stage:	Exploration
Location:	Lyon County, Nevada
Ownership:	100%
Titles and Mining Claims:	68 unpatented lode claims, 38 unpatented placer claims (1,908 acres), 41 patented lode claims (612 acres), and 16 surface parcels (461 acres)
Key Permit Conditions:	Private and BLM administered land. Required state permits in place for exploration on private land.
Mine Type:	Open Pit Heap Leach
Mineralization Styles:	Resembles the geometry of a volcanic autoclastic dome. Late-stage manganiferous calcite-quartz-adularia veining and silicified breccia zones with druzy quartz filling fractures and stockwork veinlets.
Other:	a.Certain properties have royalty interests ranging from 1.0% to 2.5% b.A security interest in certain parcels has been granted to Alvin Fund LLC

Property:	Lucerne Project
Stage:	Exploration
Location:	Storey County, Nevada
Ownership:	Majority 100%; certain claims 50% through membership in Northern Comstock LLC
Titles and Mining Claims:	70 unpatented lode claims (789 acres), 14 patented lode claims (104 acres), and 24 surface parcels (59 acres) owned by Comstock; 12 unpatented lode claims (44 acres), 20 patented lode claims (167 acres), and 15 surface parcels (42 acres) owned by Northern Comstock LLC.
Key Permit Conditions:	Private and BLM administered land. Required state and county permits in place for exploration, mining, and processing on private land. BLM granted right-of-way for haul road over federal land.
Mine Type:	Open Pit Heap Leach
Mineralization Styles:	Zones of structurally prepared volcanic rock with multiple episodes of epithermal veins, hydrothermal breccias, and stockwork veinlets. Additional mineralization is associated with porphyry dikes, mafic dikes, and sills that have intruded the volcanic host rocks.
Other:	a.Certain properties have royalty interests ranging from 1.0% to 4.0% b.Fully permitted, dedicated processing facility in American Flat

The following tables summarize our estimated mineral resources as of December 31, 2023 and 2022 for each of our exploration projects:

Gold Mineral Resources as of December 31, 2023 and 2022(1,2,5)

	Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
	Tons (000s)	Grade (oz/ton)	Ounces (000s)	Tons (000s)	Grade (oz/ton)	Ounces (000s)	Tons (000s)	Grade (oz/ton)	Ounces (000s)	Tons (000s)	Grade (oz/ton)	Ounces (000s)
Dayton(3)	2,650	0.030	80	7,620	0.028	213	10,270	0.029	293	3,740	0.024	90
Lucerne(4)				14,118	0.022	312	14,118	0.022	312	9,489	0.022	207
Total	2,650	0.030	80	21,738	0.024	525	24,388	0.025	605	13,229	0.023	297

Silver Mineral Resources as of December 31, 2023 and 2022(1,2,5)

Measured Mineral Resources	Indicated Mineral Resources	Measured + Indicated Mineral Resources	Inferred Mineral Resources

	Tons (000s)	Grade (oz/ton)	Ounces (000s)	Tons (000s)	Grade (oz/ton)	Ounces (000s)	Tons (000s)	Grade (oz/ton)	Ounces (000s)	Tons (000s)	Grade (oz/ton)	Ounces (000s)
Dayton(3)	2,650	0.252	670	7,620	0.190	1,450	10,270	0.206	2,120	3,740	0.129	480
Lucerne(4)				14,118	0.27	3,760	14,118	0.27	3,760	9,489	0.22	2,092
Total	2,650	0.252	670	21,738	0.242	5,210	24,388	0.243	5,880	13,229	0.194	2,572

(1)	The term “mineral resources” means a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. Inferred, Indicated, and Measured resources are in order of increasing confidence based on level of underlying geological evidence. The term “inferred resource” is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The term “limited geological evidence” means evidence that is only sufficient to establish that geological and grade or quality continuity is more likely than not. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability and must have a reasonable expectation that the majority of inferred resources could be upgraded to indicated or measured resources with continued exploration.

(2)	Mineral Resources are reported exclusive of mineral reserves and are reported using the definitions in S-K 1300. Mineral resources that are not mineral reserves do not have demonstrated economic viability.

(3)	Dayton mineral resources are current as of December 31, 2023 and were prepared by Behre Dolbear & Company (USA), Inc. on November 30, 2022. Resources were constrained within a pit shell based on metal prices of $1,800 per ounce of gold and $20.22 per ounce of silver, and reported using a gold cutoff of 0.007 ounce per ton.

(4)	Lucerne mineral resources were reported by Mine Development Associated, a division of RESPEC on March 16, 2022. Resources were constrained within a pit shell based on metal prices of $1,750 per ounce of gold and $21.00 per ounce of silver, and reported using a gold cutoff of 0.005 ounce per ton. A qualified person has not done sufficient work to classify the estimate as a current estimate of mineral resources, mineral reserves, or exploration results and the Company is not treating the estimate as a current estimate of mineral resources, mineral reserves, or exploration results.

(5)	Rounding of short tons, grades, and troy ounces, as required by reporting guidelines, may result in apparent discrepancies between tons, grades, and contained metal contents.

Individual Property Disclosure

Dayton – Spring Valley

Overview and Location

The Dayton Consolidated Project is an exploration stage project 100% owned or controlled by Comstock Exploration and Development LLC, a wholly owned subsidiary of Comstock. The property is located at 39°15ʹ15.63″ north latitude and 119°38ʹ16.45″ west longitude, in Lyon County, Nevada, approximately two miles south of Virginia City, Nevada, 30 miles southeast of Reno, Nevada, and 11 miles northeast of Carson City, Nevada. The property is undeveloped, with no permanent infrastructure. Access is via State Routes 341 and 342. Electric utilities are available.

The mineral property includes 68 unpatented lode claims, 38 unpatented placer claims (1,908 acres), 41 patented lode claims (612 acres), and 16 surface parcels (461 acres). The Company fully owns these properties, except for the Haywood Property, which the Company has full access to and is controlled by a purchase agreement, with the final payment due in 2024, and pays annual claim fees to the BLM for each of the unpatented claims.

Dayton Consolidated Project
Land Position 2022
Legend
V&T Railroad
SR341 and 342, US 50
CEDL Private
CEDL Property
Counties
Sections
Comstock Exploration & Development LLC
Unpatented
Patent & Fee
Feet
0
437.5
875
1,750
1 inch = 1,545 feet
As-of: 09-30-2022
N

Figure 2: Dayton - Spring Valley Project Area

Previous Operators

The Dayton property includes the historic Dayton, Alhambra, Kossuth, and Metropolitan underground mines, which produced gold and silver from 1871 through 1942. Since that time, the property has been held and explored by various operators. The drilling database includes 259 drill holes by Houston Oil & Minerals, MECO, Nevex, and Rea Gold between 1975 and 1995.

Work Completed by Comstock

Comstock began geologic mapping and surface sampling on the Dayton property in 2008. Between 2009 and 2012, Comstock drilled 82 RC drill holes and 4 core drill holes, totaling 43,235 feet of total depth in the Dayton and Spring Valley areas. In 2015, Comstock drilled 408 shallow, air-track holes to test near-surface mineralization.

The Company also performed detailed sampling in the Dayton adit in 2018. Additional work includes a ground-magnetic geophysical survey in 2011, and an airborne, 3-D magnetic/electromagnetic geophysical survey over all the Company’s Comstock District properties in 2020.

Geology

The Dayton deposit is located on the southern extension of the Silver City fault and hosted in Miocene age locally defined volcanic sub-sets of a bimodal volcanic dome event. The mineralized body resembles the volcanic geometry of an autoclastic dome and has characteristics of a cryptodome. Economic gold and silver mineralization typically occurs within late-stage manganiferous calcite-quartz-adularia veining and silicified breccia zones with drusy quartz filling fractures and stockwork veinlets. Mineralization within the project is gold enriched, with silver to gold ratios of approximately 10:1. This compares to ratios of silver to gold of 100:1, that were recorded for the historic Comstock bonanza ore bodies.

Technical Report Summary

The Company commissioned a TRS, authored by Behre Dolbear & Company (USA), Inc. The TRS was effective November 1, 2022 and published November 30, 2022. The report remains current as of December 31, 2023 and 2022.

Mineral Reserves were not estimated for this project. It remains an exploration stage project.

A mineral resource must have reasonable prospects for economic extraction. Comstock estimated mining and processing costs, as well as metallurgical recoveries to determine the economic potential for each block. The parameters were estimated based on the Company’s experience in mining and processing the nearby Lucerne deposit from 2012 through 2016. The TRS author found these parameters to be reasonable.

Economic Parameters
Metal Prices
Au price	$1,800 per oz
Ag price	$20.22 per oz

Processing and Refining
Au Recovery	80.0%
Ag Recovery	50.0%
Refinery Fee	1.5%

Costs per Ton
Mining	$2.50
Process	$5.50
G&A	$1.00
Reclamation	$0.50

Total ($/ton)	$9.50

Summary of Estimated Mineral Resources as of December 31, 2023 and 2022(1,2,3,4,5)

	Tons	Au (opt)	Ag (opt)	Contained
				Au (oz)	Ag (oz)
Measured	2,650,000	0.030	0.252	80,000	670,000
Indicated	7,620,000	0.028	0.190	213,000	1,450,000

Measured and Indicated	10,270,000	0.029	0.206	293,000	2,120,000

Inferred	3,740,000	0.024	0.129	90,000	480,000

1	The Qualified Person firm responsible for the mineral resources estimate is Behre Dolbear & Company (USA), Inc.

2	Mineral resources comprised all model blocks at a 0.007 oz/ton gold cut-off that lie within an economic pit shell.

3	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

4	The effective date of the resource estimate is November 1, 2022. The assumptions were current at December 31, 2023 and 2022.

5	Rounding may result in apparent discrepancies between tons, grade, and contained metal content.

Internal Controls

Comstock’s internal controls for the Dayton project are designed to provide reasonable assurance that information and processes utilized in assessing its exploration results, as well as mineral resource and reserve estimation, are reasonable and in line with industry best practices. These internal controls include QA/QC programs in the collection of drill hole assay information based on:

-	Third-party certified labs used for assays reported in public disclosure or resource models;

-	Secure chain of custody for all assay samples;

-	Drill programs with insertion of blank, duplicate, and certified reference materials; and

-	Sufficient QA/QC results for the analytical programs.

All core and reverse circulation samples were cataloged and stored in secure, designated areas on Comstock’s property. Data has been subject to validation, which includes checks on collar coordinates, downhole surveys, geological data, and assay data. Internal controls and estimation procedures are discussed where required in the relevant chapters of the technical report summary.

Lucerne

Overview and Location

The Lucerne Project is an exploration stage project 100% owned or controlled by Comstock Mining LLC, a wholly owned subsidiary of Comstock. The property is located at 39°17ʹ north latitude and 119°39ʹ30″ west longitude, in Storey County, Nevada, midway between the towns of Virginia City and Silver City, Nevada, 30 miles southeast of Reno, Nevada.

The mineral property includes 81 unpatented lode claims, 1 unpatented mill site claim (833 acres), 34 patented lode claims (271 acres), and 39 surface parcels (101 acres), all owned by Comstock, or controlled through Comstock’s 50% membership interest in Northern Comstock LLC (“Northern Comstock”). The Company pays annual claim fees to the BLM for each of the unpatented claims.

Comstock acquired its original interest in the Lucerne area through its acquisition of Plum Mining in 2003. The Company continued leasing, optioning, and purchasing properties in the Lucerne Project area though 2012. The properties are now owned outright by the Company, except for the Northern Comstock properties, which will be transferred to the Company after the final payment, due in August 2026.

The property is accessible via State Route 342 and the American Flat processing facility, which is approximately a mile and a half to the west, is accessible via a haulage road with a BLM-Leased right of way.

Lucerne Project
Land Position 2022
Legend
V&T Railroad
SR341 and 342, US 50
Lucerne Project
Counties
Sections
Comstock Mining LLC
Unpatented
Patent & Fee
Northern Comstock LLC
Patent & Fee
Unpatented
Feet
0 245 490 980
1 inch = 857 feet
As-of: 09-30-2022
N

Figure 3: Lucerne Project Area

Previous Operators

The Lucerne property, on the Silver City branch of the Comstock lode, includes the historic Keystone, Justice, Lucerne, Succor, and Woodville underground mines. The Woodville was considered the southern-most of the 33 Comstock district “bonanzas”.

From the 1970s through 2002, previous operators included Houston Oil & Minerals, Jacqueline Gold, DWC, Double King Mining, BMRR, Oliver Hills Mining, Rea Gold, and Plum Mining. The database includes 470 drill holes by previous operators.

Work Completed by Comstock

Comstock began geologic mapping and surface sampling on the property in 2003. Between 2004 and 2016, Comstock drilled 1,001 RC drill holes and 95 core drill holes, totaling 697,127 feet of total depth in the Lucerne area. In 2015, Comstock drilled 326 shallow, air-track holes to test near-surface mineralization.

In 2015, the Company drove a 780-foot drift to the north from the floor of the Lucerne pit, in the footwall of the Silver City vein. 49 core holes were drilled into the vein from drill bays spaced every 100 feet along the drift. Additional exploration work included an airborne, 3-D magnetic/electromagnetic geophysical survey over all of the Company' Mineral Estate properties in 2020.

The Company performed extensive test mining in the Lucerne mine from 2004 through 2006, producing 12,000 ounces of gold and 53,000 ounces of silver, and again from 2012 through 2015, producing 59,515 ounces of gold and 735,252 ounces of silver.

Tonogold acquired certain rights to the Lucerne properties through a series of agreements beginning in 2017 and culminating with an option to purchase the property in March of 2022. Tonogold did not perform any additional exploration work on the Lucerne property, did not exercise the option, and all agreements with Tonogold were terminated effective December 30, 2022.

Geology

The Lucerne deposit is located along the hanging wall of the Silver City fault. The mineralized bodies with economic grades of gold and silver are zones of structurally prepared rock with multiple episodes of epithermal veins, hydrothermal breccias and stockwork veinlets. Mineralization is hosted in the Miocene age Virginia City magmatic suite including rhyolitic and tuffaceous members of the Hartford Hill rhyolite and the underlying lava flows and lahars of the Alta andesite. An additional mineralizing event is associated with quartz porphyry dikes, mafic dikes and sills that have intruded the volcanic host rocks.

Technical Report Summary

Tonogold commissioned a TRS, authored by Mine Development Associates, a division of RESPEC. The TRS had an effective date of September 6, 2021, and published March 16, 2022. A qualified person has not done sufficient work to classify the estimate as a current estimate or mineral resources, mineral reserves, or exploration results and Comstock is not treating the estimate as a current estimate of mineral resources, mineral reserves, or exploration results.

Mineral Reserves were not estimated for the Lucerne project. It remains an exploration stage project.

A mineral resource must have reasonable prospects for economic extraction. The TRS author estimated mining and processing costs, as well as metallurgical recoveries to determine the economic potential for each block.

Economic Parameters
Metal Prices
Au price	$1,750 per oz
Ag price	$21 per oz

Processing and Refining
Au Recovery	80.0%
Ag Recovery	60.0%

Costs per Ton
Mining	$2.00
Process	$5.30
G&A	$0.88

Total ($/ton)	$8.18

Summary of Estimated Mineral Resources as of December 31, 2023 and 2022(1,2,3,4,5)

	Tons	Au (opt)	Ag (opt)	Contained
				Au (oz)	Ag (oz)
Indicated	14,117,800	0.022	0.27	312,000	3,759,600

Inferred	9,488,900	0.022	0.22	206,900	2,092,300

1	The Qualified Person firm responsible for the mineral resources estimate is Mine Development Associates, a Division of RESPEC.

2	Mineral resources comprised all model blocks at a 0.005 oz/ton gold cut-off that lie within an economic pit shell.

3	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

4	The effective date of the resource estimate is September 6, 2021. A qualified person has not done sufficient work to classify the estimate as a current estimate of mineral resources, mineral reserves, or exploration results and Comstock is not treating the estimate as a current estimate of mineral resources, mineral reserves, or exploration results.

5	Rounding may result in apparent discrepancies between tons, grade, and contained metal content.

Internal Controls

Comstock’s internal controls for the Lucerne project are designed to provide reasonable assurance that information and processes utilized in assessing its exploration results, as well as mineral resource and reserve estimation, are reasonable and in line with industry best practices. These internal controls include quality assurance and quality control (“QA/QC”) programs in the collection of drill hole assay information based on:

-	Third-party certified labs used for assays reported in public disclosure or resource models;

-	Secure chain of custody for all assay samples;

-	Drill programs with insertion of blank, duplicate, and certified reference materials; and

-	Sufficient QA/QC results for the analytical programs.

All core and reverse circulation samples were cataloged and stored in secure, designated areas on Comstock’s property. Data has been subject to validation, which includes checks on collar coordinates, downhole surveys, geological data, and assay data. Internal controls and estimation procedures are discussed where required in the relevant chapters of the technical report summary.

OTHER PROPERTY

The Company owns industrial and commercially zoned properties in Silver Springs, Nevada (the “Silver Springs Properties”). The former represents 98 acres of industrial land and senior water rights and the latter represents 160 acres of commercial land along with its rights in the membership interests of Downtown Silver Springs LLC. The Company had previously entered into agreements for the sale of the Silver Spring Properties, however, those agreements expired at the end of December 2022.

ITEM 3        LEGAL PROCEEDINGS

The Company’s metals, mining and related activities are subject to various laws and regulations governing environmental protection. These laws and regulations are frequently changing and generally becoming more restrictive. The Company believes its operations comply with applicable laws and regulations, in all material respects. The Company continuously makes expenditures to comply with such laws and regulations but cannot predict the full amount of such future expenditures.

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

PART II

ITEM 5        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES

COMMON STOCK

Our common stock is traded on the NYSE American exchange under the symbol LODE. The last reported sale price of our common stock on the NYSE American on February 26, 2024, was $0.46 per share. At February 26, 2024, the number of holders of record was 490.

SALE OF UNREGISTERED SECURITIES

On June 21, 2023, September 1, 2023, December 4, 2023 and December 5, 2023, the Company issued an aggregate of 475,930 shares of unregistered restricted common shares with a fair value of $211,562 to Alvin Fund in lieu of cash payments for interest under the Alvin Fund 2022 Note.

On August 25, 2023, the Company issued 963,074 shares of unregistered common stock with a fair value of $482,500 to Northern Comstock as payment for obligations due under the Northern Comstock operating agreement.

On February 14, 2023, the Company issued 410,959 shares of unregistered restricted common stock with a fair value of $150,000 to Leviston Resources LLC (“Leviston”) as payment for due diligence fees under the 2023 Leviston Sales Agreement (as defined below).

On October 25, 2022, the Company issued 605,620 shares of common stock to Alvin Fund for an aggregate sales price of $250,000 at an average price per share of $0.41 in connection with the placement of a $2,000,000 short-term promissory note.

On October 5, 2022, the Company sold 1,000,000 shares of unregistered securities to a single investor at a price of $0.375 per common share for net proceeds of $375,000.

On August 26, 2022, the Company issued 802,295 shares of unregistered restricted common stock with a fair value of $482,500 to Northern Comstock as payment for obligations due under the Northern Comstock operating agreement.

On June 21, 2022, the Company entered into an equity purchase agreement with Tysadco for the private placement of 3,076,923 common shares at a purchase price of $0.65 per share. The Company paid $140,000 in cash and delivered 57,143 common shares with a fair value of $40,000 to the placement agent in connection with such sale. The Company issued 428,571 unregistered common shares with a fair value of $300,000 in commitment fees.

On May 20, 2022, the Company cancelled 720,000 common shares returned by a previous employee and former owner of MANA.

On April 12, 2022, the Company issued 136,986 unregistered common shares with a fair value of $200,000 in due diligence fees as part of the 2022 Leviston Sales Agreement (as defined below).

On April 7, 2022, the Company issued 1,500,000 unregistered common shares with a fair value of $2,050,000 as part of the acquisition of the Haywood Property from Decommissioning Services.

On February 28, 2022, the Company and the other parties to the LP Biosciences LLC (“LP Biosciences”) transactions mutually agreed to terminate the transaction entered into in 2021. In connection with the termination, 3,500,000 restricted shares of the Company’s common stock were transferred back to the Company for cancellation upon receipt.

EQUITY COMPENSATION PLAN INFORMATION

See Item 11, Executive Compensation, for information on plans approved by our stockholders.

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

ITEM 6        [RESERVED]

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

OVERVIEW

Comstock enables systemic decarbonization by innovating and commercializing technologies and materials that integrate into existing global supply chains to extract and convert under-utilized natural resources into renewable energy products that reduce reliance on fossil fuels and contribute to net zero mobility.

Our goal is to Accelerate the Commercialization of Decarbonizing Hard Technologies. We are pushing the boundaries of what is possible in technology and sustainability by leveraging our teams’ unique skills, our diverse technology portfolio, and our frontier research networks toward achieving breakthrough innovations that deliver meaningful positive impact across industries, economies, and communities. The primary focus for 2024 is the continued development and commercialization of our businesses.

Our approach integrates frontier scientific discovery with our systemic management practices into One System aligned and capable to meet the demand for commercial-ready energy transition solutions. Our operations primarily involve the innovation, development, and commercialization of our intellectual properties and related assets, with integrated teams focused on each core function in dedicated lines of business organized to address high impact decarbonization targets. We innovate and develop technologies to achieve significant growth on industry-wide scales by creating financial and other incentives for rapid integration into and across entire industries. Our commercialization plans for each technology are designed to facilitate that result, such as by selling process solutions, engineering services and technology licenses that enable clients to use their capital, infrastructure, and other resources to maximize the rate and scale of adoption, thereby simultaneously maximizing the rate we build shareholder wealth.

We are currently commercializing pioneering intellectual properties for refining lignocellulosic (woody) biomass into renewable replacements for fossil crude at remarkably high yields, recycling increasingly scarce electrification metals from end-of-life photovoltaics and other electronic devices, and advanced physics based artificial intelligence for precision mining and materials discovery. We make, own and manage investments in related assets to support our businesses, including multiple, existing minority equity positions in strategic technology developers, a renewable fuels demonstration facility in Wisconsin, a metals recycling demonstration facility in Nevada, and direct investments in northern Nevada real estate comprised of strategic water rights and about twelve square miles of mining claims and surface parcels with measured and indicated mineral resources containing 605,000 ounces of gold and 5,880,000 ounces of silver, and inferred mineral resources containing an additional 297,000 ounces of gold and 2,572,000 ounces of silver. We also recently announced the execution of agreements with RenFuel to acquire a development stage biorefinery project to refine byproducts of paper production into biointermediates for refining into renewable fuels, and to make an up to $3,000,000 strategic investment over the next three years in RenFuel for the continued development and commercialization of advanced applications of RenFuel’s and Comstock’s complimentary renewable fuels technologies.

Lines of Business

Fuels Segment

Our Fuels Segment develops and commercializes technologies that extract and convert wasted and unused lignocellulosic biomass into intermediates for refining into advanced renewable fuels. Most renewable fuels draw from the same pool of conventional FOG feedstocks, but the total existing FOG supply can only meet a small fraction of the global mobility demand. Our technologies unblock that constraint by converting abundant, lignocellulosic biomass into biointermediates for refining into renewable fuels.

While innovation and development is ongoing and we expect additional advancements, our existing commercially available technologies have proven the potential to produce more than 100 gallons per dry tonne of woody biomass as measured on a GGE basis, with CI scores of 15 or less for Cellulosic Ethanol and our proprietary HBO. HBO is used directly by biofuel refineries to blend with, diversify, and extend conventional hydroprocessed FOG feedstocks to enhance production of renewable fuels.

We are currently evaluating several joint development solutions and systems based on our technologies, as well as feedstock and offtake agreements, licenses, engineering services, and direct investments.

Execution of additional commercial agreements, including but not limited to, joint development agreements, offtake agreements, feedstock agreements, licensing agreements and direct investments supporting the deployment and enablement of our solutions, primarily with operationally experienced, technologically sophisticated, and well capitalized customers represents an ongoing objective and the primary focus for 2024. The joint development agreements represent up to five phases of development and represent material upfront engineering and professional service fees, ultimately enabling licenses and royalties could create more than 20 years of recurring revenues from the production and sale of lignocellulosic biointermediaries and related co-products.

Metals Segment

Our Metals Segment recently secured sufficient supplier commitments and all of the necessary permits to begin commissioning our first photovoltaic recycling facility, and is expected to receive revenue in the form of tipping fees and to a lesser extent recycled metal sales for the processing of end-of-life photovoltaic materials.

During 2023 and early 2024, we expanded our leadership team in metals recycling, selected our first production site, secured all permitting for our first demonstration scale commercial facility, and secured long term supply agreements from our first customers. In early 2024, we commenced production commissioning activities and continued expanding our existing revenue generating supply commitments while commencing the design and site selection for our first “industry-scale” production facility and the permitting thereto in our metals recycling business are the key objectives for 2024.

Mining Segment

Our Mining Segment generated over $1 million in revenue during 2023 and is expected to generate income in the form of leases, licenses, and related fees throughout 2024. Our Mining Segment is administered by our wholly owned subsidiary, Comstock Mining LLC, and various other subsidiaries that collectively own or control twelve square miles of properties of patented mining claims, unpatented mining claims and surface parcels in northern Nevada, including six and a half miles of continuous mineralized strike length (the “Comstock Mineral Estate”).

Strategic Investments Segment

We own and manage several investments and projects that are strategic to our plans and ability to produce and maximize throughput in our Fuels, Metals and Mining Segments, that are held for the purpose of complimenting or enhancing our mission of enabling systemic decarbonization and creating value but that are not a component of such other segments or otherwise have distinct operating activities. Our Strategic Investments Segment includes minority equity investments in Quantum Generative Materials LLC (physics-based artificial intelligence), Green Li-ion Pte Limited (lithium ion battery recycling and cathode production), Sierra Springs Opportunity Fund (strategic direct investment in northern Nevada real estate), and other equity or equity-linked investments.

We also recently announced the execution of agreements with RenFuel to acquire a development stage biorefinery project to refine byproducts of paper production into biointermediates for refining into renewable fuels, and to make an up to $3,000,000 strategic investment over the next three years in RenFuel for the continued development and commercialization of advanced applications of RenFuel’s and Comstock’s complimentary renewable fuels technologies.

Investment in GenMat – We invested our minority interest of GenMat as an enhancement and an integral component of our innovation strategy. GenMat has developed and launched a new generative AI that we believe is capable of simulating critical properties of known materials with high accuracy. GenMat also plans on using its AI to simulate new material characteristics for new and existing applications. We believe these generative AI models can be employed today, on GenMat’s existing high-performance computing platform, well before quantum computers become mainstream.

During 2023, GenMat began elevating material simulation capabilities to commercial readiness by synthesizing and directly testing new AI simulated materials in high value applications and potentially engage early adopter enterprise clients for this use. GenMat also kicked off a new, historic era of breakthrough mineral exploration capabilities with the successful launch of GENMAT-1, GenMat’s own Hyperspectral Remote Sensing Imaging (“HRSI”) system for the purpose of optimizing future mineral exploration for the Comstock Mining using their proprietary physics-based artificial intelligence (AI) and newly developing hyperspectral sensing technology. Hyperspectral imaging collects and processes information from across the electromagnetic spectrum using contiguous bands. GenMat and Comstock Mining are pioneering the development and testing of GenMat’s technologies by combining the physics-based AI with Comstock’s existing geologic data and the new GENMAT-1 HRSI system.

Investment in Green Li-ion – Our wholly owned LINICO subsidiary invested in 37,162 preferred shares of Green Li-ion in 2021, as we were assembling our technology partners for the recycling of electrification products. We coincidentally secured the rights for the use of their renewable precursor cathode active materials production system.

On September 12, 2023, LINICO received gross proceeds of $795,510 from the sale of 1,500 Green Li-ion preferred shares (representing approximately 4% of the 37,162 of the shares then owned by LINICO). At September 30, 2023, the Company adjusted our investment's carrying value to fair value by increasing that value by $14,577,627 for the remaining 35,662 Green Li-ion preferred shares representing 13.34% of Green Li-ion. The Company intends to sell its remaining shares during 2024.

Investment in SSOF – During 2019, the Company invested $335,000 for 6,700,000 shares. These shares represented approximately 11.64% of SSOF as of December 31, 2022. From 2020 through November of 2023, the Company also advanced $6,985,000 to SSOF and its subsidiary, for the purpose of purchasing land, payments for deposits on land and payments for an option on land and water rights purchases. On December 29, 2023, the Company and SSOF agreed to convert the full amount of the outstanding advances for an additional 3,880,556 common shares of SSOF stock (at a dollar value of $1.80 per share) that also resulted in an unrealized gain recognized of $11,725,000 on the original 6,700,000 shares.

At December 31, 2023, the Company’s total investment in SSOF has a carrying value of $19,045,000, representing 10,580,556 common shares, or 17.11% of the total SSOF outstanding common shares on a fully diluted, if converted basis.

SSOF is a qualified opportunity zone fund, that owns 100% of SSE, a qualified opportunity zone business. SSE and its subsidiaries own or controls approximately 2,500 acres of land, a manufacturing facility, significant senior, junior and effluent water rights, sewer rights and also owns and operates the Silver Springs Regional Airport LLC. The substantial majority of these properties are contiguous and strategically located within immediate proximity of Highway 50, State Route 492, the Northern Nevada Industrial Center and the Tahoe Reno Industrial Center where companies like Tesla, Switch, Google, Microsoft, and Redwood Materials, and over one hundred more companies that are currently located, expanding or locating in this industrializing region.

Other

Investments in Properties – The Company directly owns three types of properties in Silver Springs, NV, including 98 acres of industrial land, 160 acres of commercial land, both centrally located in Silver Springs, just south of the Silver Springs Regional Airport and a portfolio of water rights. The Company will begin marketing these assets for sale as both industrial and commercial development as interest in Silver Springs, NV continuously increased during 2023.

RECENT DEVELOPMENTS

Comstock had historically focused on natural resource exploration, development, and production, with an emphasis on mining gold and silver resources from its extensive contiguous property holdings in the historic Comstock and Silver City mining districts in Nevada (collectively, the “Comstock Mineral Estate”). The Company, following a series of strategic acquisitions, now primarily innovates and commercializes technologies that enable systemic decarbonization, by enabling the extraction and conversion of under-utilized natural resources into renewable energy products and other decarbonizing solutions. These acquisitions were designed to build on our competencies and reposition us to capitalize on the global transition to clean energy and added the management, employees, facilities, intellectual properties, and other assets needed to transform our company and business into an emerging leader in the innovation and sustainable production of renewable energy. The Company is currently commercializing all three of its lines of business, renewable fuels, renewable metals and sustainable mining and making strategic investments in other decarbonizing technologies that either compliment or enhance the financial, natural and social decarbonizing impacts.

On December 19, 2023, Comstock, LINICO (the then 88.23% owned subsidiary), and AQMS entered into a stock redemption agreement pursuant to which AQMS sold and LINICO purchased, all of the remaining equity in LINICO in exchange for $600,000, payable in twelve monthly installments of $50,000. LINICO owns, among other assets, 35,662 Series Seed Preferred Shares in Green Li-ion and Comstock owns 100% of LINICO.

On November 11, 2023, GenMat, in which we have a minority interest, successfully launched GENMAT-1, its Hyperspectral Remote Sensing Imaging (HRSI) system to explore optimizing future mineral exploration for the Comstock Mineral Estate via their proprietary physics-based artificial intelligence and hyperspectral sensing technology. GENMAT-1 was successfully launched and manifested via Maverick Space Systems, an end-to-end satellite deployment and mission integration services company, aboard a SpaceX Falcon 9 Transporter rocket from Vandenberg Space Force Base in Lompoc, California. The hyperspectral data that GENMAT-1 obtains will ultimately be integrated with current and historical geological data to test and improve GenMat’s geophysics-based machine learning models.

SUMMARY RESULTS OF OPERATIONS

Net income for the year ended December 31, 2023, increased $57,264,511 to $10,526,252 from a net loss of $46,738,259 in 2022. The increase of $57.3 million primarily resulted from higher gains on investments of $25,027,565, and a gain on the sale of a facility of $7,304,570, decreased impairments, primarily on goodwill, and to a lesser extent intangibles and investments, totaling $16,370,356 in 2022, decreased charges associated with the change in estimated fair value of the derivative investments of $8,688,723 with a $961,085 gain recorded in 2023 as compared to losses of $7,727,638 in 2022, and lower research and development expense of $905,827, higher revenues of $1,096,299, lower other income (expense) of $422,245 primarily due to change in estimated fair value of equity securities and investments, and lower depreciation and amortization expense of $851,045; partially offset by higher selling, general and administration expenses of $2,345,273, a prior year gain on sale of Daney Ranch of $1,055,623 that did not recur and lower interest income of $135,639.

Below we set forth a summary of comparative financial information for the years ended December 31, 2023 and 2022:

	2023	2022	Change
Revenue	$1,274,449	$178,150	$1,096,299

Selling, general and administrative expenses	12,588,626	10,243,353	2,345,273
Research and development	6,117,305	7,023,132	(905,827)
Depreciation and amortization	2,477,525	3,328,570	(851,045)
Gain on sale of Daney Ranch	—	(1,055,623)	1,055,623
Gain on sale of Facility (Note 9)	(7,304,570)	—	(7,304,570)
Total operating expenses	13,878,886	19,539,432	(5,660,546)

Loss from operations	(12,604,437)	(19,361,282)	6,756,845

Other Income (Expense):
Gain (loss) on investments	25,034,875	7,310	25,027,565
Interest expense	(1,646,724)	(1,651,435)	4,711
Interest income	251,969	387,608	(135,639)
Change in fair value of derivative instruments	961,085	(7,727,638)	8,688,723
Gain on conversion of debt	129,705	—	129,705
Impairment of intangibles	—	(338,035)	338,035
Impairment of investment and note receivable, net recovery	—	(3,243,650)	3,243,650
Impairment of goodwill	—	(12,788,671)	12,788,671
Other income (expense)	(1,600,221)	(2,022,466)	422,245
Total other income (expense), net	23,130,689	(27,376,977)	50,507,666

Net income (loss)	10,526,252	(46,738,259)	57,264,511

Net income (loss) attributable to noncontrolling interest	1,364,431	(789,515)	2,153,946

Net income (loss) attributable to Comstock Inc.	$9,161,821	$(45,948,744)	$55,110,565

For the years ended December 31, 2023 and 2022, we had the following (Loss) income from operations by segment, as set forth in the summary table below. See Note 19, Segment Reporting, to the Consolidated Financial Statements.

	2023	2022
Fuels	$(6,836,194)	$(7,928,025)
Metals	(1,855,549)	(1,180,300)
Mining	(1,284,753)	(346,115)
Strategic Investments	(3,176,886)	(1,843,510)
Corporate	548,945	(8,063,332)
(Loss) income from operations	$(12,604,437)	$(19,361,282)

For the years ended December 31, 2023 and 2022, we had total assets set forth in the summary table below. See Note 19, Segment Reporting, to the Consolidated Financial Statements.

	2023	2022
Fuels	$7,257,580	$8,101,196
Metals	11,797,921	10,618,187
Mining	25,003,871	25,563,028
Strategic Investments	57,082,301	60,536,258
Corporate	5,324,671	(4,764,910)
Total Assets	$106,466,344	$100,053,759

COMPONENTS OF REVENUES AND EXPENSES

Our revenues are primarily derived from the sale of engineering and related services, revenue generated from our mining lease, and revenues generated from our real estate. Our future costs of goods sold will primarily include allocable labor, materials and incidental expenses incurred in connection with revenue from anticipated services and solutions. Selling, general and administrative expenses consist of payroll, insurance and professional fees for marketing, selling, legal, consulting, accounting and investor relations activities. Payroll, including benefits and incentive compensation, are the largest single category of expenditures in selling, general and administrative expenses and research and development.

RESULTS OF OPERATIONS

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenues for the year ended December 31, 2023 increased $1,096,299 to $1,274,449 in 2023 from $178,150 in 2022, primarily due to higher rental fees and revenues from the Mackay Precious Metals Inc. (“Mackay”) and ABTC leases of $906,250 and $237,473, respectively.

Revenue, costs of sales and gross profit in future periods will vary significantly depending on a number of factors, including the amount of renewable energy technology solutions that we license and sell, the market prices for those services, the extent to which we secure and collect reasonable royalties, the degree to which we can provide event-driven engineering services, and the costs associated with each component of the aforementioned revenues.

Selling, general and administrative expense for the year ended December 31, 2023 increased $2,345,273 to $12,588,626 in 2023 from $10,243,353 in 2022, primarily as a result of higher employee costs of $1,554,287 attributed to higher salaries, executive incentive compensation, payroll administration costs, and higher marketing and investor relations expenses. Variance also attributed to higher mining related costs of $731,157 associated with no relative reimbursements from Tonogold in 2023, higher board director fees of $703,000, higher reclamation expense of $658,367 attributed to the change in estimate for reclamation liabilities in 2022, higher other expense of $418,907 including supplies, postage and royalty expense, higher license and permits of $212,346, and higher property taxes of $211,699. The increase is partially offset by lower bad debt expense of $1,037,427 primarily attributed to the Tonogold accounts receivable impairment in 2022, lower professional fees of $920,738, and lower stock-based compensation expense of $126,234.

Research and development expenses for the year ended December 31, 2023 decreased $905,827 to $6,117,305 in 2023 from $7,023,132 in 2022, primarily as a result of higher 2022 costs related to the development of the two pilot scale systems for both processing woody biomass into biointermediates for renewable fuels and for crushing and separating electrification products. These systems are used to validate the processes and develop parameters for deploying and upscaling these renewable technologies. The decrease was partially offset by higher employee costs attributed to executive incentive compensation.

Depreciation and amortization expense for the year ended December 31, 2023 decreased $851,045 to $2,477,525 in 2023 from $3,328,570 in 2022, primarily from ceasing amortization on certain assets held for sale in 2023.

In 2023, we recognized a gain on sale of the battery recycling facility of $7,304,570. In 2022, we recognized a gain on sale of the Daney Ranch of $1,055,623.

Gain on investments of $25,034,875 in 2023, increased $25,027,565 as compared to a small gain on investments in 2022 of $7,310, resulting from a positive $14,577,627 unrealized gain associated with our Green Li-ion preferred share investment, a positive $11,725,000 unrealized gain associated with our SSOF common share investment, and a realized gain of $597,248 on the actual sale of 1,500 Green Li-ion preferred shares, partially offset by a realized loss of $1,865,000 on the sale of ABTC stock.

Interest expense for the year ended December 31, 2023 of $1,646,724 was comparable to 2022 of $1,651,435.

Interest income for the year ended December 31, 2023 decreased by $135,639 to $251,969 in 2023, from $387,608 in 2022, primarily as a result of the extinguishment of the Tonogold note receivable and the extinguishment of the MCU Philippines Inc. (“MCU-P”) note receivable that was exchanged for the Mercury Clean Up LLC (“MCU”) assets, that are no longer accruing interest income for the year ended December 31, 2023.

The change in fair value of our derivative instruments changed by $8,688,723, to a gain of $961,085 in 2023 from a loss of $7,727,638, as a result of an increase in the Company's share price in connection with potential make whole obligations for minimum value commitments on the Company's common shares. The 2023 derivative gain was attributed to $945,000 for the LINICO investment, $710,672 for the GenMat investment and $405,000 for the Haywood Property purchase, offset by a loss of $1,099,587 on the derivative liability for the Ionic Note. The 2022 derivative loss of $7,727,638 was attributed to $3,535,000 for LINICO, $2,912,638 for GenMat and $1,875,000 for the Haywood Property, partially offset by a gain of $595,000 for LP Biosciences.

Gain of $129,705 on conversion of debt for the year ended December 31, 2023 are attributed to the Ionic Note debt conversions associated with 9,636,924 of the Company's common shares used for conversion for the year ended December 31, 2023.

Impairment of intangible assets for the year ended December 31, 2023 decreased by $338,035, due primarily to the impairment of the Flux Photon Corporation (“FPC”) intangible assets as a result of continuing losses and inability to recover the investment. For the year ended December 31, 2023, no impairment losses or recoveries were recorded.

Impairment of investments and notes receivable, net of recoveries, for the year ended December 31, 2023 decreased by $3,243,650. The decrease was primarily due to the 2022 impairment losses resulting from bad investments in MCU and MCU-P and note receivable in MCU-P, which were deemed unrecoverable as of March 31, 2022, resulting from a significant decline in forecasted cash flows from the MCU-P operations. The decrease was also attributed to $595,000 related to the LPB investment prior to settlement in exchange for 3,500,000 of the Company's shares in 2022. For the year ended December 31, 2023, no impairment losses or recoveries were recorded.

Impairment of goodwill for the year ended December 31, 2023 decreased by $12,788,671 primarily from the 2022 goodwill impairments of $10.6 million from the acquisition of Comstock Innovations (formerly Plain Sight Innovations) and $2.2 million from the acquisition of Comstock Engineering (formerly Renewable Process Solutions), respectively. For the year ended December 31, 2023, no goodwill impairment losses were recorded.

Other income (expenses), net, for the year ended December 31, 2023 were $1,600,221, primarily consisting of losses from our equity method investments of $1,715,689, substantially all of which was associated with GenMat.

Other income (expenses), net, for the year ended December 31, 2022 were $2,022,466, primarily consisting of losses from our equity method investments of $1.1 million, substantially all of which was associated with GenMat, a $0.6 million decrease in the value of the Tonogold note receivable and a $0.3 million expense associated with the LP Biosciences LLC (“LPB”) settlement.

No deferred income tax benefit was recorded for the years ended December 31, 2023 and 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position and liquidity are based on our net sources of capital from financing as generally compared to our net uses of capital investing activities and ultimately, our ability to provide or use cash flows from or in our operations. Our cash balances at December 31, 2023 and 2022 were $3,785,577 and $2,521,772, respectively. The Company had current assets of $23,183,139 and current liabilities of $14,841,025, representing working capital excess of $8,342,114 at December 31, 2023.

The current liabilities include derivative liabilities of $5.4 million for the contingent make-whole liabilities and $2.4 million of accrued expenses and other liabilities, including $1.3 million for incentive compensation and $0.8 million for accrued payroll and related expenses.

Our primary source of liquidity during 2023 was cash from financing and investing activities. During the year ended December 31, 2023, we generated $11,258,485 and $3,630,541, respectively, in cash from our financing and investing activities and we used $13,625,221 in cash in our operating activities. Our primary source of liquidity during 2022 was cash from financing activities. During the year ended December 31, 2022, we generated $12,446,702 from our financing activities and we used $12,105,169 and $3,731,949 in cash from our operating and investing activities, respectively.

During 2023, we issued 15,356,808 common shares through equity issuance and private placement agreements, at an average price per share of $0.43 corresponding to proceeds of $6,650,380, net of cash issuance fees of $249,620. During 2023, we also provided a net $15,000,000 from the sale of the battery recycling facility (proceeds of $27,000,000 from the sale of the Manufacturing Facility and used $12,000,000 for the purchase of the Manufacturing Facility) and used $10,020,000 for advances to SSOF and payments on commitments for investments associated with derivative instruments (that is, primarily for GenMat, LINICO and the Haywood Property) and $1,819,065 for the purchase of property, plant and equipment, primarily associated with the our new solar panel recycling facility.

During 2022, we issued 20,666,674 common shares through equity issuance and private placement agreements at an average price per share of $0.52 and proceeds of $10,488,180, net of cash issuance fees of $298,000. During 2022, we also used $2,825,000 for payments on commitments for investments associated with derivative instruments (that is, primarily for GenMat and to a lesser extent LINICO and the Haywood Property) and $1,014,070 for the purchase of property, plant and equipment, primarily associated with for the electrification metal recycling pilot.

On December 27, 2023, the Company entered into a securities purchase agreement for an unsecured convertible promissory note (the "Kips Bay Note") with Kips Bay Select LP ("Kips Bay") with a principal amount of $5,263,157, of which $263,157 was an original issue discount. The full principal is due on March 27, 2025. Interest is payable monthly at a rate of 8% annually. On December 27, 2023, the Company received $3.0 million and received the remaining $2.0 million by January 27, 2024. The Kips Bay Note contains conversion terms that are based on percentages of trading price and volumes over defined measurement periods. The terms require the conversion option to be bifurcated as a derivative. As of December 31, 2023, the Company bifurcated the conversion feature was recorded as a derivative liability with a corresponding addition to debt discount of $1,360,000 reflected in our consolidated balance sheet. The derivative was valued using a Monte Carlo valuation model with a conversion price equal to 90% of the average price capped at $1.00, discount rate of 35%, risk free rate of 4.54%, and volatility of 96.0%. During the year ended December 31, 2023, we recognized interest expense of $16,822 which includes OID amortization of $14,806 in connection with the Kips Bay Note.

On November 12, 2023, the Company entered into (the “Alvin Fund 2023 Note”) with Alvin Fund with a principal amount of $2,100,000, including a $100,000 original issue discount. The Company also provided additional consideration in the form of warrants that allows the lender to purchase 1,000,000 shares at $0.70 per share, which was recognized as a discount on the loan. The full principal is due on February 12, 2025. Interest is payable monthly at a rate of 8% annually. Prepayment is allowed in full or in part at any time without penalty. The loan is secured by the Company's non-mining assets. The warrants are exercisable for a period of two years commencing on November 12, 2023, and ending on November 12, 2025.

On February 13, 2023, the Company entered into an equity purchase agreement (the “2023 Leviston Sales Agreement”) with Leviston to offer and sell registered shares of common stock at an aggregate offering price of up to $5,000,000. As of December 31, 2023, the Company issued Leviston 10,892,604 of registered common shares for an aggregate sales price of $5,000,000 at an average price per share of $0.46, and the Company issued Leviston an additional 552,486 common shares at a fair value of $200,000 in commitment fees. As of December 31, 2023, the 2023 Leviston Sales Agreement has no remaining capacity.

On December 16, 2022, the Company entered into a securities purchase agreement for an unsecured convertible promissory note (the “Ionic Note”) with Ionic with a principal amount of $3,150,000, of which $2,975,000 was funded and $175,000 was an original issue discount.

In 2023, the Company delivered 9,636,924 shares of common stock with a fair value of $4,622,502 at an average conversion price per share of $0.48 upon the conversion. The conversion terms required a measurement period of five days within which the number of shares initially converted are adjusted for changes in trading volume during the period. Under this provision, on April 6, 2023 and October 27, 2023, Ionic returned excess shares of 327,549 and 603,569, respectively, of the Company's common stock issued upon earlier conversions with a fair value of $364,330.

The Ionic Note had a derivative liability balance of $1,519,587 that was reversed upon conversion. The Company recorded a gain on the conversions of $129,705. As of December 31, 2023, the Ionic Note was fully converted with no remaining obligation.

On October 25, 2022, the Company entered into (the “Alvin Fund 2022 Note”) with Alvin Fund LLC with a principal amount of $2,000,000. In consideration of the lender providing the financing, the Company issued $250,000 in shares to the lender which was recognized as a discount on the loan. The full principal was due on October 25, 2023. Interest was payable monthly at a rate of 9% per annually. Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by all of the property commonly referred to as the Dayton properties. On September 30, 2023, the Company entered into an amendment to extend the maturity of the Alvin Fund 2022 Note to January 31, 2026, at an interest rate of 16%. The Company used the proceeds for a $2.0 million payment toward the purchase of a battery recycling facility from LINICO.

On June 21, 2022, the Company entered into an equity purchase agreement with Tysadco for the private placement of 3,076,923 common shares at a purchase price of $0.65 per share. The Company paid $140,000 in cash and delivered 57,143 common shares with a fair value of $40,000 to the placement agent in connection with such sale. Such sale was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On June 21, 2022, the Company also entered into an agreement with Tysadco for the purchase of up to $10,000,000 worth of shares of the Company’s common stock from time to time, at the Company’s option. Any shares offered and sold to Tysadco will be registered for resale pursuant to a registration statement on Form S-1 filed with U.S. Securities and Exchange Commission pursuant to the Securities Act. The Company also paid Tysadco a commission of 428,571 additional common shares with a fair value of $300,000.

For the year ended December 31, 2022, the Company issued 3,433,634 shares of common stock to Tysadco, for an aggregate sales price of $1,100,000 at an average price per share of $0.32. For the year ended December 31, 2023, the Company issued 4,464,204 shares of common stock to Tysadco, for an aggregate sales price of $1,900,000 at an average price per share of $0.43. Sales of common stock, if any, under the Purchase Agreement are made at a 10% discount to the volume weighted average sales price of the common stock on the date that Tysadco receives a capital call from the Company. As of December 31, 2023, the Purchase Agreement has $7,000,000 remaining capacity, subject to certain limitations and contractual restrictions.

On April 12, 2022, the Company entered into an equity purchase agreement (the “2022 Leviston Sales Agreement”) with Leviston for the purchase of up to $10,000,000 worth of shares of the Company’s common stock from time to time, at the Company’s option, on terms deemed favorable to the Company. Any shares offered and sold are issued pursuant to the Company’s shelf registration statement on Form S-3 and the related prospectus (File No. 333-263930) filed by the Company with the U.S. Securities and Exchange Commission pursuant to the Securities Act. Sales of common stock, if any, under the Purchase Agreement may be made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, at a discount of 10% to the volume weighted average sales price of the common stock on the date that Leviston receives a capital call from the Company. For consideration to enter into the 2022 Leviston Sales Agreement, the Company agreed to deliver additional shares of common stock to Leviston, for no additional consideration, on the first settlement date with respect to a put notice delivered by the Company. For the year ended December 31, 2022, the Company issued to Leviston 13,156,117 common shares with an aggregate sales price of $7,311,180, at an average price per share of $0.64, and an additional 206,897 common shares at a fair value of $300,000 in commitment fees. The Company issued 136,986 unregistered common shares with a fair value of $200,000 in due diligence fees. As of December 31, 2023, the 2022 Leviston Sales Agreement has no remaining capacity and the facility was closed.

We intend to fund our operations over the next twelve months from existing cash and cash equivalents, mining lease revenues, sales from our lignocellulosic and battery metal recycling technology and related engineering services, and planned sales of non-strategic assets and other investments, planned licensing. Based on these expected funding sources, management believes we will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the consolidated financial statements included herein. While we have been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf and other registration statements, non-registered equity placements, borrowings and various other means, there is no assurance we will be able to obtain additional equity capital or other financing, if needed. We intend to fund our operations beyond the next twelve months from existing cash and cash equivalents, mining lease revenues, sales from our lignocellulosic and battery metal recycling technology and related engineering services, and planned sales of non-strategic assets and other investments, planned licensing, and borrowings and other various equity financing alternatives from our existing shelf and other registration statements.

Net cash used in operating activities for the year ended December 31, 2023 increased $1,520,052 to $13,625,221 in 2023 from $12,105,169 in 2022 primarily due to increases in cash used for operating expenses discussed in Financial Condition and Results of Operating.

Net cash provided by investing activities for the year ended December 31, 2023, increased by $7,362,490 to $3,630,541 as compared to cash used of $3,731,949 in 2022, primarily due to proceeds from sale of the Manufacturing Facility of $27.0 million, including $6.0 million from proceeds on sale of ABTC shares paid for that Facility, and $0.8 million for proceeds on sale of Green Li-ion investments, partially offset by $12.0 million in cash used for the purchase of the Manufacturing Facility, $5.2 million for payments on contractual commitments our investment in GenMat, LINICO and the Haywood Property, $2.0 million for SSOF advances, and $0.8 million for the purchase of equipment and water rights, as compared to net cash provided in the 2022 period primarily from $1.5 million for proceeds on sale of Daney Ranch, $0.9 million from proceeds from the sale of Tonogold shares, and $0.8 million from proceeds from the Tonogold option agreement, partially offset by $1.6 million in cash used for construction in progress.

Net cash provided by financing activities for the year ended December 31, 2023, decreased by $1,188,217 to $11,258,485 in 2023 from $12,446,702 in 2022, primarily as a result of lower net proceeds from the issuance of common stock of $3.9 million and reduced contributions of $500,000 from AQMS for additional shares in LINICO in 2022; offset partially by lower payments for financial leases of $3.5 million due to sale of Facility in 2023.

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

OUTLOOK

Our goal is to Accelerate the Commercialization of Decarbonizing Hard Technologies. We are pushing the boundaries of what is possible in technology and sustainability by leveraging our teams’ unique skills, our diverse technology portfolio and our frontier research and development networks toward achieving breakthrough innovations that deliver meaningful positive impact across industries, economies and communities. The primary focus for 2024 is the commercialization of our businesses and the continuous innovation, development and engineering of technologies and solutions.

Technology Readiness

The Company’s biorefining technologies are commercially ready and offer growth-enabling performance for the Company’s prospective customers. Comstock Fuels is actively pursuing joint development and licensing agreements representing future revenues from technical and engineering services, designed to identify, define and enable renewable fuel hub projects, including securing associated supply chain participants, performing preliminary and final engineering, facilitating commissioning, construction and operations with globally recognized current and developing renewable fuel producers.

Comstock Metals is also commercially ready and has engineered and ordered its first commercial demonstration facility and permitted and deployed approximately $2.3 million in capital expenditures for this facility, primarily in the second half of 2023, and early 2024, with commissioning and production commencing in early 2024.

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

Each of our lines of developing businesses have achieved sufficiency for certain aspects of their technology readiness enabling early adoption and commercialization efforts.

The following summarizes the recent change in TRL status, and the 2024 objectives:

Line of Business	Technology	12/2021	12/2022	12/2023	12/2024 Goal

Lignocellulosic Fuels	Conversion of under-utilized woody biomass into renewable fuels at high yield	TRL 4	TRL 6	TRL 6	TRL 7

Artificial Intelligence	Generative AI that simulates new materials at exponentially increased speed	TRL 3	TRL 4	TRL 6	TRL 7

Metals	Scalable extraction of metals from electrification products	TRL 2	TRL 5	TRL 6	TRL 7

Mining	Dramatically reduced exploration costs with hyperspectral imaging and AI-based analytics	TRL 0	TRL 2	TRL 3	TRL 6

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

The Company’s objectives for 2024 include:

•Execute multiple, revenue generating commercial agreements for industry-scale joint development projects, including prefeasibility, feasibility, engineering, commissioning, construction, operations, committed offtake, supply of feedstocks etc., with operationally experienced, technologically sophisticated and well capitalized customers; and
•Expand, integrate and commission an integrated, continuous bio-intermediate production system, including cellulosic ethanol and HBO for sufficient time to achieve and broadly demonstrate TRL 7, in late 2024 or early 2025.

Each joint development project could result in millions of dollars of technical services and engineering revenues and ultimately, license agreements for commercial production facilities that could each create 15 to 20 years of royalty revenues.

Comstock Metals

End of life solar panels are one of the primary metals-based products that can cause a massive amount of pollution if simply allowed to be landfilled at the end of life with no recovery of any of the underlying metal values.

Comstock Metals objectives for 2024 include:

•Advancing the technology readiness for broader material recycling, prioritizing photovoltaics, to TRL 7;
•Commissioning the photovoltaic material recycling;
•Commencing production of the demonstration scale production facility;
•Expanding our existing revenue generating supply commitments; and
•Finalizing the design and site selection for our first few “industry-scale” facilities and commence permitting.

Comstock Metals has secured all permits for operating its demonstration scale production facility in Silver Springs, NV, with commissioning of operations commencing now, and once commissioned, begin ongoing production immediately thereafter.

Comstock Mining

The Company has amassed the single largest known repository of historical and current geological data within the Comstock mineral district, including extensive geophysical surveys, geological mapping, and drilling data, including the Dayton resource.

On June 30, 2023, the Company signed a Mineral Exploration and Mining Lease Agreement (the “Mining Lease”) with Mackay. The Mining Lease provides a twenty-year term granting Mackay the rights to conduct exploration on certain of the Company’s mineral properties in Storey County, Nevada. Mackay paid a lease initiation fee of $1,250,000 and made their first two quarterly lease payments totaling $875,000, with quarterly lease payments of $375,000 due for the next three and a half years, and then quarterly lease payments of $250,000 thereafter. Mackay also committed to expenditures of $1,000,000 per year on a cumulative basis, and increasingly detailed technical reports after the first five, ten, and fifteen years. Mackay will reimburse carrying costs and pay a 1.5% NSR royalty from any future mine production.

The Company’s objectives for 2024 include:

•Receive cash proceeds of approximately $2 million from mineral leases leveraging the northern district claims;
•Commercialize mineral development agreements that enable resource expansion of the central district claims;
•Develop with GenMat, AI-based exploration tools, using Comstock's extensive geologic data along with GENMAT-1’s hyperspectral imaging solution to condition and develop the AI and ground-truth its predictions, and
•Complete the development and mine plans that enables the economic development of the southern district claims.

The Company’s 2024 efforts will apply economic analysis to Comstock’s existing gold and silver resources progressing toward full economic feasibility for the southern part of the district and the ultimate development of full mine and reclamation plans.

Strategic Investments

Investment in GenMat

Investment in generative physics-based AI is a crucial component of Comstock’s technology innovation strategy. GenMat develops and commercializes proprietary generative artificial intelligence models for the discovery and manipulation of matter. This includes AI models that can be employed today, for commercial use on GenMat’s existing, high-performance computing platforms. GenMat is a company in which Comstock has a minority investment interest.

GenMat's AI uses atoms and molecules to generate physical systems and harness math and science to discover new materials in an exponentially shorter time than traditional methods allow. New material discovery typically takes many years and many millions of dollars. GenMat's AI can simulate thousands of unique new materials in seconds.

GenMat’s objectives for 2024 include:

•Elevate new material simulation to TRL 7 by synthesizing and directly testing the AI’s ability to predict material properties to confirm the precision and accuracy of those simulations;
•Commercialize its space-based hyperspectral imaging sensor for mineral discovery applications; and
•Commercialize physics-based AI solutions to enterprise clients for advanced materials simulation and synthesis.

While the Company can’t be precise about exactly when GenMat will initiate revenue, GenMat’s technologies are maturing much faster than anticipated and at least one commercial agreement is likely in 2024.

Investment in Green Li-ion

Green Li-ion continues making meaningful progress in the development and deployment of its system that remanufactures critical precursor cathode active materials (“PCAM”). In 2023, LINICO received gross proceeds of approximately $0.8 million from the sale of 1,500 Green Li-ion preferred shares (representing approximately 4% of the 37,162 Green Li-ion preferred shares owned by LINICO). The Company intends to sell the remaining 35,662 Green Li-ion preferred shares for potentially up to $19 million more in 2024 proceeds, resulting in a total of almost $20 million from its original $2.0 million investment.

Investments in others non-mining real estate, water rights and securities

The Company directly owns land and water rights in Silver Springs, NV, that it will begin marketing for sale and anticipates selling these assets for over $40 million in net proceeds during 2024.

IMPACT OF NEW ACCOUNTING STANDARDS

Information about the impact of new accounting standards is included in Note 1 of the consolidated financial statements in this Annual Report.

CRITICAL ACCOUNTING ESTIMATES

The SEC has requested that all registrants address their most critical accounting policies. The SEC has indicated that a “critical accounting policy” is one which is both important to the representation of the registrant’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on experience and on various other assumptions our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ and may differ materially from these estimates under different assumptions or conditions. Changes in accounting estimates could occur in the future from period to period. Our management has discussed the development and selection of our most critical financial estimates with the Audit and Finance Committee of our Board of Directors. The following summarizes our most critical accounting policies:

Determination of Fair Values

Management determines the fair value of a financial instrument based on the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value is calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities includes consideration of non-performance risk, including the party’s own credit risk. For our fair value measurements, we utilize market prices, third-party valuation consultant, present value methods and standard option valuation models to determine the price we would receive from the sale of an asset or the transfer of a liability in an orderly transaction at the measurement date. We measure the fair value of a group of financial assets and liabilities consistent with how a market participant would price the net risk exposure at the measurement date.

Impairment of Mineral Rights, Properties, Plant and Equipment, Intangible Assets, Notes Receivable and Investments

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

At the end of each reporting period, management considers whether impairment indicators exist to evaluate if a notes receivable or payable is impaired and, if so, record an impairment loss.

At the end of each reporting period, management reassesses whether an investment accounted for under the equity method or an investment covered under the alternative method since the security is without a readily determinable fair value, qualifies to be measured at cost less impairment. Management considers whether impairment indicators exist to evaluate if an equity investment security is impaired and, if so, record an impairment loss.

At the end of each reporting period, management reviews purchased intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or asset group are expected to generate. When appropriate, management develops discounted cash flow projections of our projected revenue and net income for intangible assessments for the Fuels, Metals and Mining Segments. These GAAP-based undiscounted cash flow analysis are prepared by a third-party consultant and reviewed by management for reasonableness. If the carrying value of the assets or asset group are not recoverable, impairment is measured and recorded as the amount by which the carrying value exceeds its fair value.

Estimates of future cash flows used to test the recoverability of our intangible assets are based on management’s best estimate of the revenues generated from planned projects and related costs expected to be incurred for our Fuels, Metals and Mining business segments. Such cost estimates include, where applicable recurring operating costs. Actual revenues and costs incurred in future periods could differ from amounts estimated.

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

ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Comstock Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Comstock Inc. (“the Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/Assure CPA, LLC

We have served as the Company’s auditor since 2020.

Spokane, Washington
February 27, 2024

COMSTOCK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2023 AND 2022

	December 31, 2023	December 31, 2022
ASSETS

Current Assets:
Cash and cash equivalents	$3,785,577	$2,521,772
Investments	18,912,985	—
Notes receivable and advances, net - current portion	—	4,990,000
Assets held for sale	—	21,684,865
Deposits - current portion	14,000	809,583
Prepaid expenses and other current assets	470,577	761,393
Total current assets	23,183,139	30,767,613

Non-current Assets:
Investments	31,260,928	18,784,327
Mineral rights and properties	13,302,013	12,571,418
Properties, plant and equipment, net	15,204,030	13,474,094
Deposits	411,268	—
Reclamation bond deposit	2,850,518	2,727,815
Notes receivable and advances, net	980,291	959,318
Intangible assets, net	15,866,032	17,663,681
Finance lease - right of use asset, net	2,923,766	2,911,458
Other assets	484,359	194,035
Total noncurrent assets	83,283,205	69,286,146

TOTAL ASSETS	$106,466,344	$100,053,759

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
AS OF DECEMBER 31, 2023 AND 2022

	December 31, 2023	December 31, 2022
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,333,980	$714,077
Accrued expenses and other liabilities	2,362,481	1,719,597
Deposits	410,100	422,603
Derivative liabilities	5,400,128	14,545,800
Lease liability, held for sale	—	12,021,566
Finance lease - right of use lease liability	838,676	409,143
Debt, net - current portion	4,495,660	1,795,890
Total current liabilities	14,841,025	31,628,676

Long-term Liabilities:
Reclamation liability	5,606,681	5,226,505
Finance lease - right of use lease liability, non-current portion	—	406,968
Deferred revenue	1,156,250	—
Debt, net - non-current portion	5,355,062	6,121,443
Other liabilities	1,230,154	306,708
Total long-term liabilities	13,348,147	12,061,624

TOTAL LIABILITIES	28,189,172	43,690,300

COMMITMENTS AND CONTINGENCIES (Notes 12 and 20)

Stockholders' Equity
Preferred Stock $.000666 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock $.000666 par value, 245,000,000 shares authorized, 117,862,081 and 91,442,018 shares issued and outstanding at December 31, 2023 and 2022, respectively	78,405	60,660
Treasury stock 2,605,322 and 2,605,322 shares, at cost, at December 31, 2023 and 2022, respectively	(3,360,867)	(3,360,867)
Additional paid-in capital	363,889,245	348,390,556
Accumulated deficit	(282,329,611)	(291,491,432)
Total equity - Comstock Inc.	78,277,172	53,598,917
Non-controlling interest	—	2,764,542
Total stockholders' equity	78,277,172	56,363,459
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,466,344	$100,053,759

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	December 31, 2023	December 31, 2022

Revenue	$1,274,449	$178,150

Operating expenses:
Selling, general and administrative expenses	12,588,626	10,243,353
Research and development	6,117,305	7,023,132
Depreciation and amortization	2,477,525	3,328,570
Gain on sale of Daney Ranch	—	(1,055,623)
Gain on sale of Facility (Note 9)	(7,304,570)	—
Total operating expenses	13,878,886	19,539,432

Loss from operations	(12,604,437)	(19,361,282)

Other Income (Expense):
Gain (loss) on investments	25,034,875	7,310
Interest expense	(1,646,724)	(1,651,435)
Interest income	251,969	387,608
Change in fair value of derivative instruments	961,085	(7,727,638)
Gain on conversion of debt	129,705	—
Impairment of intangibles	—	(338,035)
Impairment of investment and note receivable, net recovery	—	(3,243,650)
Impairment of goodwill	—	(12,788,671)
Other income (expense)	(1,600,221)	(2,022,466)
Total other income (expense), net	23,130,689	(27,376,977)

Net income (loss)	10,526,252	(46,738,259)

Net income (loss) attributable to noncontrolling interest	1,364,431	(789,515)

Net income (loss) attributable to Comstock Inc.	$9,161,821	$(45,948,744)

Earnings per Share - Basic:
Net income (loss) per share - basic	$0.09	$(0.62)

Earnings per Share - Diluted:
Net income (loss) per share - diluted	$0.09	$(0.62)

Weighted average common shares outstanding, basic	105,126,754	74,458,028
Weighted average common shares outstanding, diluted	105,169,364	74,458,028

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock Amount	Non-Controlling Interest	Total
	Shares	Amount
BALANCE - December 31, 2021	71,207,832	$47,065	$338,936,145	$(245,542,688)	$(3,870,000)	$3,400,000	$92,970,522

Issuance of common stock	20,666,674	13,765	10,772,415	—	—	—	10,786,180
Issuance of common stock for stock issuance costs	829,597	553	839,447	—	—	—	840,000
Common stock issuance costs	—	—	(1,138,000)	—	—	—	(1,138,000)
Common stock issued with note payable	605,620	403	249,597	—	—	—	250,000
Common stock received and cancelled in connection with employee termination	(720,000)	(480)	480	—	—	—	—
Capital contribution to LINICO by Aqua Metals	—	—	176,695	—	—	323,305	500,000
Common stock received and cancelled in the rescission of the LPB transaction	(3,500,000)	(2,331)	(5,107,669)	—	—	—	(5,110,000)
Employee and director share-based compensation	—	120	481,877	—	—	—	481,997
Repurchase of employee stock options	—	—	(12,195)	—	—	—	(12,195)
Exercise of employee stock options	50,000	33	27,967	—	—	—	28,000
Issuance of common stock for Haywood lease	1,500,000	999	2,294,001	—	—	—	2,295,000
Warrants issued with note amendment	—	—	18,975	—	—	—	18,975
Payment to Northern Comstock LLC for mineral rights	802,295	533	481,967	—	—	—	482,500
Sales of treasury stock (394,677 common shares)	—	—	(269,056)	—	509,133	—	240,077
GHF warrant valuation	—	—	637,910	—	—	—	637,910
LINICO dividends earned by AQMS not distributed	—	—	—	—	—	(169,248)	(169,248)
Net loss	—	—	—	(45,948,744)	—	(789,515)	(46,738,259)
BALANCE - December 31, 2022	91,442,018	$60,660	$348,390,556	$(291,491,432)	$(3,360,867)	$2,764,542	$56,363,459

Issuance of common stock	15,356,808	10,226	6,889,774	—	—	—	6,900,000
Issuance of common stock for stock issuance costs	963,445	642	349,358	—	—	—	350,000
Common stock issuance costs	—	—	(599,620)	—	—	—	(599,620)
Ionic Note equity conversion issuance	8,705,806	5,799	4,252,373	—	—	—	4,258,172
Issuance of common stock in lieu of payment of interest	475,930	317	211,245	—	—	—	211,562
Warrants issued with note agreement	—	—	157,269	—	—	—	157,269
Payment to Northern Comstock LLC for mineral rights	963,074	641	481,859	—	—	—	482,500
Employee and director share-based compensation	(45,000)	120	(2,376)	—	—	—	(2,256)
LINICO dividends earned by AQMS not distributed	—	—	—	—	—	(180,485)	(180,485)
Dividend payable extinguished with acquisition of AQMS' interest in LINICO	—	—	—	—	—	447,001	447,001
Acquisition of AQMS interest in LINICO	—	—	3,758,807	—	—	(4,325,134)	(566,327)
LINICO distribution to AQMS	—	—	—	—	—	(70,355)	(70,355)
Net income	—	—	—	9,161,821	—	1,364,431	10,526,252
BALANCE - December 31, 2023	117,862,081	$78,405	$363,889,245	$(282,329,611)	$(3,360,867)	$—	$78,277,172

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	December 31, 2023	December 31, 2022
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$10,526,252	$(46,738,259)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	435,683	617,809
Amortization of finance leases	44,193	539,115
Amortization of discount associated with finance leases	246,038	829,924
Amortization of debt discount and other debt-related items	816,429	492,962
Amortization of intangibles	1,997,649	2,171,646
Accretion (reduction) of reclamation liability	380,176	(219,167)
Gain on sale of Facility (Note 9)	(7,304,570)	—
Gain on investments	(25,034,875)	(7,310)
Gain on conversion of debt	(129,705)	—
Gain on sale of Daney Ranch	—	(1,055,623)
Change in fair value of Tonogold Resources, Inc. note receivable	—	605,000
Employee and director share based compensation (recapture)	(2,256)	481,997
Change in fair value of derivative instruments	(961,085)	7,727,638
Loss on write-off of investments in MCU and MCU-P note receivable	—	2,455,332
Loss on Pelen option	150,000	150,000
Share of net loss of equity-method investments	1,715,689	1,133,633
Impairment of goodwill	—	12,788,671
Write-off of construction in process and deposits	—	1,586,481
Impairment of MCU-P note receivable	—	1,628,935
Impairment of Flux Photon intangibles	—	338,035
Write-off of Tonogold reimbursement receivables	—	1,283,302
Write-off of expense related to Fenix prepaid	240,000	—
Interest expense paid with common stock	211,562	—
Other	(19,085)	(25,605)

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	50,816	37,063
Deposits - assets	234,315	133,454
Other assets	387,730	81,582
Accounts payable	31,371	80,854
Accrued expenses and other liabilities	714,705	620,504
Deferred revenue	1,156,250	—
Deposits - liability	(12,503)	2,420
Other liabilities	500,000	154,438
Net cash used in operating activities	(13,625,221)	(12,105,169)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of mineral rights and property, plant and equipment	(1,819,065)	(1,014,070)
Proceeds received from the sale of the Manufacturing Facility (Note 9)	21,000,000	—
Proceeds from sale of ABTC common shares	6,000,000	—

	December 31, 2023	December 31, 2022
Proceeds from sale of Green Li-ion preferred shares	779,600	—
Purchase of Facility (Note 9)	(12,000,000)	—
Payments on contractual commitments associated with derivatives	(8,025,000)	(2,825,000)
Advances to Sierra Springs Opportunity Fund, Inc.	(1,995,000)	(55,000)
Payment of commitment for investment in Quantum Generative Materials LLC	—	(750,000)
Proceeds from Tonogold option agreement	—	750,000
Proceeds from sale of Tonogold Resources, Inc. common shares	—	933,129
Proceeds from sale of Daney Ranch	—	1,500,000
Additions to construction in progress	—	(1,625,972)
Acquisition of intangible asset	(200,000)	(500,000)
Payments on Haywood land lease and acquisition	—	(50,000)
Payment for option to purchase additional membership interests in Pelen LLC	—	(100,000)
Other	(109,994)	4,964
Net cash provided by (used in) investing activities	3,630,541	(3,731,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt principal and financing leases	(301,540)	(3,772,360)
LINICO distribution to AQMS	(70,355)	—
Proceeds from the issuance of common stock	6,900,000	10,786,180
Proceeds from sale of treasury stock	—	240,077
Issuances of debt	4,980,000	4,975,000
Capital contributed to LINICO from AQMS	—	500,000
Common stock issuance costs	(249,620)	(298,000)
Other	—	15,805
Net cash provided by financing activities	11,258,485	12,446,702

Net increase (decrease) in cash and cash equivalents	1,263,805	(3,390,416)
Cash and cash equivalents at beginning of year	2,521,772	5,912,188
Cash and cash equivalents at end of year	$3,785,577	$2,521,772

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$503,438	$1,115,075
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Haywood land lease and acquisition	$—	$2,050,000
Issuance of common shares for Haywood land lease and acquisition	$—	$245,000
Common stock received in the rescission of the LPB transaction	$—	$5,110,000
Issuance of common shares for Northern Comstock LLC mineral rights payments	$482,500	$482,500
Issuance of common shares for debt conversion and accrued interest	$4,258,172	$—
Shares of ABTC common stock received on sale of Facility	$9,365,000	$—
Return of shares of ABTC common stock in lieu of escrowed funds	$(1,500,000)	$—
Equipment acquired with payable	$699,630	$—
SSOF advances converted to equity investment	$6,985,000	$—
Shares payable for commitment fees	$150,000	$—
Note payable to AQMS for acquisition of AQMS' interest in LINICO	$566,327	$—
Issuance of common shares issued with note payable	$—	$250,000
Issuance of common stock for stock issuance costs	$350,000	$840,000
Warrants issued in connection with note agreement	$157,269	$656,885
Tonogold note receivable exchanged for option	$—	$6,650,000
Note receivable issued in sale of Daney Ranch property	$—	$941,091
Additions of finance leases obligations	$—	$839,439
Recognition of operating lease liability and right-of-use asset	$213,925	$—
Increase in finance lease asset and liability due to modification of lease terms	$—	$1,187,174
AQMS lease and other assets and liability reclassed to held for sale	$—	$21,684,865

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

DESCRIPTION OF THE BUSINESS

Comstock innovates and commercializes technologies that enable systemic decarbonization and circularity by efficiently converting under-utilized waste and renewable natural resources into fuels, metals and supporting products that contribute to balancing global uses and emissions of carbon and accelerate more efficient and effective mineral and material discoveries.

Our strategic plan is based on innovating and enabling material science solutions and using our technologies to reduce reliance on long cycle fossil fuels, to shift to and maximize throughput of short cycle fuels, and to lead and support the adoption and growth of profitable, balanced, short cycle ecosystems that continuously offset, recycle, and/or neutralize carbon emissions.

During 2021, 2022 and 2023, we completed a series of transactions that were designed to build on our competencies and position us and our technologies to address and capitalize on the global transition to clean energy and to enhances our exploration and mineral discovery capabilities. Those transactions primarily included our acquisitions of intellectual property and resources through the 100% acquisition of Comstock Innovations Corporation, Comstock Engineering Corporation, FLUX Photon Corporation, and LINICO Corporation and our minority investment interest in Quantum Generative Materials LLC (“GenMat”). Collectively, these transactions added the management, employees, facilities, intellectual properties, and other assets we needed to restructure our Company and business into an emerging leader in the innovation and sustainable production of renewable energy, including lignocellulosic fuels, electrification metals and sustainable mineral discovery and mining.

Comstock historically focused on natural resource exploration, development, and production, with an emphasis on developing and mining gold and silver resources from its extensive contiguous property holdings in the historic Comstock District in Nevada. We are currently focused, in conjunction with our investee GenMat, on developing technologies that enhance the efficacy and efficiency of mineral exploration and development activities, including advanced data collection capabilities, sensing and artificially intelligent interpretive and predictive technologies, while leveraging our extensive database of historical and current geologic data, for breakthrough mineral discovery.

CONSOLIDATED FINANCIAL STATEMENTS

The Consolidated Financial Statements herein are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Comstock Inc. and its wholly owned subsidiaries which include the following:

•Comstock Fuels Corporation (“Comstock Fuels”);
•Comstock Metals Corporation (“Comstock Metals”);
•Comstock Mining LLC (“Comstock Mining”);
•Comstock Innovations Corporation (“Comstock Innovations”);
•Comstock Engineering Corporation (“Comstock Engineering”);
•Comstock IP Holdings LLC (“Comstock IP”);
•Comstock Exploration and Development LLC (“CED”);
•Comstock Northern Exploration LLC (“CNE”);
•Comstock Processing LLC (“CP”);
•Comstock Royalty Holding LLC (“CRH”);
•Comstock Real Estate, Inc. (“CRE”);
•Comstock Industrial LLC (“CI”);
•Downtown Silver Springs LLC (“DTSS”);
•LINICO Corporation Inc. (“LINICO”);
•MCU Philippines, Inc. (“MCU-P”) since June 18, 2022; and
•MANA Corporation (“MANA”).

All significant intercompany balances and transactions have been eliminated on a consolidated basis for reporting purposes.

SEGMENT INFORMATION

We evaluate each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, we evaluate those components to determine if they must be aggregated into one or more operating segments. If applicable, when determining if it is appropriate to aggregate different operating segments, we determine if the segments are economically similar and, if so, the operating segments are aggregated. The chief operating decision maker ("CODM") over the segments is the Executive Management Committee. We have the following five reporting segments: Fuels, Metals, Mining, Strategic Investments and Corporate. We organize and operate each segment as a distinct line of business.

Fuels Segment

Our Fuels Segment develops and commercializes technologies that extract and convert wasted and unused lignocellulosic biomass into intermediates for refining into advanced renewable fuels. Most renewable fuels draw from the same pool of conventional fat, oil, and grease (“FOG”) feedstocks, but the total existing FOG supply can only meet a small fraction of the global mobility demand.

We are currently evaluating several joint development solutions and systems based on our technologies, as well as feedstock and offtake agreements, licenses, engineering services, and direct investments. Our Fuels Segment is administered by our wholly owned subsidiary, Comstock Fuels Corporation, which will define and design solutions and license selected technologies to strategic partners, including long-term feedstock and offtake clients.

Metals Segment

Our Metals Segment recently secured sufficient supplier commitments and all of the necessary permits to begin commissioning our first photovoltaic recycling facility, and is expected to receive revenue in the form of tipping fees and to a lesser extent recycled metal sales from the processing of end-of-life photovoltaic materials. Our Metals Segment is administered by our wholly owned subsidiary, Comstock Metals Corporation, which has ordered and received all necessary components for its first commercial demonstration facility in Silver Springs, NV, and has applied for and received all required permits with production anticipated in early 2024.

Mining Segment

Our Mining Segment generated over $1 million in revenue during 2023 and is expected to generate income in the form of leases, licenses, and related fees throughout 2024. Our Mining Segment is administered by our wholly owned subsidiary, Comstock Mining LLC, and various other subsidiaries that collectively own or control twelve square miles of properties of patented mining claims, unpatented mining claims and surface parcels in northern Nevada, including six and a half miles of continuous mineralized strike length (the “Comstock Mineral Estate”). We have two completed third-party S-K 1300 technical reports focused on just two relatively smaller subsets of our mineral estate. We plan on further enhancing that data with hyperspectral orbital imaging and physics-based AI solutions to provide advanced prospecting analytics and more efficient, effective and expedient mineral discovery.

Strategic Investments Segment

We own and manage several investments and projects that are strategic to our plans and ability to produce and maximize throughput in our Fuels, Metals and Mining Segments, that are held for the purpose of complimenting or enhancing our mission of enabling systemic decarbonization and creating value but that are not a component of such other segments or otherwise have distinct operating activities. Our Strategic Investments Segment includes minority equity investments in Quantum Generative Materials LLC (physics-based artificial intelligence), Green Li-ion Pte Limited (lithium ion battery recycling and cathode production), Sierra Springs Opportunity Fund (strategic direct investment in northern Nevada real estate), and other equity or equity-linked investments.

Corporate Segment

Our Corporate Segment includes our corporate functions and services, including research and development activities that are ongoing outside of the business activities related to our Fuels, Metals, Mining and Strategic Investments Segments.

Each segment has a distinct cost structure with dedicated management personnel with reporting responsibility to the Company’s senior management team. The Company accumulates discrete financial information for each segment, for review as distinct operating segments, using financial and other information rendered meaningful only by the fact that such information is presented and reviewed on a segment specific basis. Discrete financial information is available for each operating segment (See Note 19, Segment Reporting).

BUSINESS COMBINATIONS

The Company applies the acquisition method of accounting for business combinations to all acquisitions where the Company gains a controlling interest, regardless of whether consideration was exchanged. With respect to business combinations, the Company (a) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and, (c) discloses the nature and financial effects of the business combination. Accounting for acquisitions requires us to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of the fair value of consideration transferred and the net acquisition-date fair values of the assets acquired and liabilities assumed. While the Company uses our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates inherently are uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets, including intangible assets acquired and liabilities assumed with corresponding offsets to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. Deferred tax losses created in business combinations for the difference between the historical carryover basis of assets for tax purposes and the stepped-up fair value basis for book purposes are recognized as an increase to goodwill.

ASSET ACQUISITIONS

The cost of a group of assets acquired in an asset acquisition includes the carrying amount of any previously held equity interest, the fair value of any noncontrolling interests, and the fair value of any consideration transferred at the date of acquisition. The cost is allocated to the individual assets acquired or liabilities assumed based on their relative fair values and goodwill is not recognized. If it is determined that the cost of the acquisition exceeds the fair value of the assets acquired, the difference is allocated pro rata on the basis of relative fair values to increase certain of the assets acquired. All identifiable assets, including intangible assets, are identified and recognized. Deferred tax losses created in asset acquisitions for the difference between the historical carryover basis for tax purposes and the stepped-up fair value basis for book purposes are calculated using a simultaneous equation under the gross up approach and recognized as an increase to the assets to which they relate.

VARIABLE INTEREST ENTITIES

A variable interest entity (“VIE”) refers to a legal business structure in which an investor may have an influential or controlling interest despite not having a majority of voting rights, including when the entity invested in is thinly capitalized and its equity is not sufficient to fund its activities without additional subordinated financial support. An investor in a VIE has a controlling interest if the investor is determined to be the primary beneficiary of the VIE, defined as having the (i) power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, or (ii) obligation to absorb losses of the VIE that could potentially be significant to the VIE, or (iii) right to receive benefits from the VIE that could be significant to the VIE. The Company has investments in GenMat and Sierra Springs Opportunity Fund, Inc. (“SSOF”), that the Company has determined to be VIEs. The Company has also determined that the Company does not have a controlling interest in either of these companies, as the Company does not meet the definition of primary beneficiary cited above. Accordingly, the accounts of these companies are not included in our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Financial Statements are prepared on the going concern basis of accounting that assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has had recurring net losses from operations and had an accumulated deficit of $282.3 million at December 31, 2023. For the year ended December 31, 2023, the Company recognized net income of $10.5 million while cash and cash equivalents increased by $1.3 million from $2.5 million at December 31, 2022 to $3.8 million at December 31, 2023. The Company intends to fund our operations over the next twelve months from (i) existing cash and cash equivalents, (ii) lease revenues (iii) sales of engineering services and technology licenses, and (iv) planned investment and other non-strategic asset sales. Based on these expected funding sources, management believes the Company will have sufficient funds to sustain our operations and meet our contractual and investment commitments during the 12 months following the date of issuance of the Consolidated Financial Statements included herein. While the Company has been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, borrowings, asset sales and other means, there is no assurance the Company will be able to sell additional assets timely and/or obtain additional equity capital or other financing, if needed. Risks to our liquidity include future operating expenditures above management’s expectations, including but not limited to exploration, pre-development, research and development, selling, general and administrative, investment related expenditures, the sale of the Silver Springs Properties, and amounts to be raised from the issuance of equity under our existing shelf registration statement. Declines in the share price of our common stock would also adversely affect our results of operations, financial condition and cash flows and available liquidity. If the Company is unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about our ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or investments, or sell certain assets or businesses. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner, or at all.

USE OF ESTIMATES

In preparation of our consolidated financial statements and related disclosures in accordance with GAAP, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and related income, costs, expenses, receipts and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may pertain to:

•impairment of equity investments;
•discount rates on non-interest bearing notes receivable and lease liabilities;
•derivative assets and liabilities;
•the useful lives and valuation of properties, plant and equipment and mineral properties;
•carrying values of assets held for sale;
•realization of net deferred tax assets;
•useful lives of intangible assets;
•impairment of intangibles, notes receivable and advances;
•reclamation liabilities;
•contingent liabilities;
•revenue contract progress toward completion;
•stock-based compensation;
•estimates for executive bonuses; and
•restricted stock.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include bank deposits and highly liquid investments purchased with maturities of three months or less. Cash deposits with banks may exceed Federal Deposit Insurance Corporation insured limits.

RECEIVABLES

Accounts receivables are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivables are stated at the amount billed to the customer. Accounts receivable in excess of 90 days old are evaluated for delinquency. In addition, we consider historical bad debts and current economic trends in evaluating the allowance for doubtful accounts. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices. Management reviews valuation allowances on a quarterly basis.

NOTES RECEIVABLE

At issuance, notes receivable are recorded at an amount that reasonably approximates their fair value, which is based on the present value of future cash flows discounted at the prevailing interest rate. Any difference between the face amount and fair value is recognized as a discount or premium and accounted for as an element of interest over the life of the note. When interest accrued under the interest method exceeds interest at the stated rate, the amount of periodic amortization recognized is limited to the amount at which the borrower could settle the obligation. Notes receivable are subsequently measured on an amortized cost basis.

INVESTMENTS

Investments in Debt and Equity Securities

From time to time, the Company holds investments in the form of debt securities and other instruments, and equity securities. Investments in debt are classified as trading, available for sale or held to maturity. In certain cases, we elect to record the investment under the fair value option. Upon sale of a debt security, the realized gain or loss is recognized in current earnings. At the end of each reporting period, the Company considers whether impairment indicators exist to evaluate if a debt investment security or loan is impaired and, if so, record an impairment loss.

Investments in equity securities are generally measured at fair value. Gains and losses for equity securities resulting from changes in fair value are recognized in current earnings. If an equity security does not have a readily determinable fair value, the Company may elect to measure the security at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. At the end of each reporting period, the Company reassesses whether an equity investment security without a readily determinable fair value qualifies to be measured at cost less impairment, consider whether impairment indicators exist to evaluate if an equity investment security is impaired and, if so, record an impairment loss. The Company evaluates and assesses if an orderly transaction occurs as defined under GAAP at each reporting period for our equity security investments. If an orderly transaction occurs with observable price changes, the Company adjusts the carrying value of the investment to the fair value with the change in fair value recorded in current earnings. (see Note 2, Investments, and Note 14, Fair Value Measurements).

Investments in Joint Ventures and Other Companies

Investments in companies and joint ventures for which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method. Under the equity method of accounting, our share of the net earnings or losses of the investee are included in other income (expense) in the consolidated statements of operations. Upon investment, the Company assesses whether a step up in the basis of the investee's net assets has occurred and, if so, adjusts our share of net earnings or losses by related depreciation and amortization expense. Investments are accounted for on a one-quarter lag. As changes in ownership percentage of our investments occur, the Company assesses whether we can exercise significant influence and account for the investment under the equity method. If our ownership percentage of the company or venture changes, we recognize a gain or loss on the investment in the period of change. The Company assesses its equity method investments for impairment when events or circumstances suggest that the carrying amount of the investment may be impaired. The Company records an impairment charge in earnings when the decline in value below the carrying amount is determined to be other than temporary.

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

GOODWILL

Goodwill represents the cost in excess of the consideration paid over the fair value of net assets acquired in a business combination. The Company allocates goodwill to reporting units based on the expected benefit from the business combination. The Company evaluates our reporting units periodically, as well as when changes in our operating segments occur. For changes in reporting units, the Company reassigns goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level on an annual basis, and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We assess our goodwill for impairment at least annually as of October 1, unless events or a change in circumstances indicate an earlier impairment.

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

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

Level 2	inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

Level 3	unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

DERIVATIVE INSTRUMENTS

Derivative instruments are recognized as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivative instruments depends on their intended use. Changes in the fair value of derivative instruments are recorded in current earnings. The Company evaluates and accounts for embedded derivatives in its financial instruments based on three criteria that, if met, require bifurcation of embedded derivatives from their host instruments and accounting for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not required to be re-measured at fair value and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is shown at its fair value at each balance sheet date and recorded as an asset or liability with the change in fair value recorded in current earnings.

The Company has derivatives that contain make whole provisions for our investments and asset acquisitions. All transactions in which goods or services are received for the issuance of shares of our common stock or options to purchase shares of our common stock are accounted for based on the fair value of the equity interest issued. The fair value of shares of common stock is determined based upon the closing price per share of our common stock on the date of issuance and other applicable inputs. The derivatives with make whole provisions are classified as a derivative financial instrument and is shown at its fair value at each balance sheet date and recorded as an asset or liability with the change in fair value recorded in current earnings.

PROPERTY, PLANT AND EQUIPMENT

The Company records properties, plant and equipment at historical cost. The Company provides depreciation and amortization in amounts sufficient to match the cost of depreciable assets to operations over their estimated service lives or productive value. The Company capitalizes expenditures for improvements that significantly extend the useful life of an asset. We capitalize interest costs during the construction or upgrade of qualifying assets. The Company recognizes a gain (loss) on sale of the asset in the consolidated statements of operations based upon the proceeds received on the sale less the net carrying value of the asset. The Company charges expenditures for maintenance and repairs to operations when incurred. Depreciation is computed using the straight-line method over estimated useful lives as follows:

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

MINERAL RIGHTS AND PROPERTIES

The Company capitalizes acquisition costs until the Company determines the economic viability of the property. Since the Company does not have proven and probable reserves as defined by the SEC regulation S-K 1300, exploration expenditures are expensed as incurred. The Company expenses mineral lease costs and repair and maintenance costs as incurred. Upon commencement of production, the capitalized expenditures are depleted over proven and probable reserves using the units-of-production method. Where proven and probable reserves have not been established, such capitalized expenditures are depleted over the estimated production life using the straight-line method. The Company has not established proven or probable reserves for any of its projects. The Company reviews the carrying value of our mineral rights and properties for impairment, including mineral rights upon the occurrence of events or changes in circumstances that indicate the related carrying amounts may not be recoverable. Our estimate of precious metal prices, mineralized materials, operating capital, and reclamation costs are subject to risks and uncertainties affecting the recoverability of our investment in all of our properties. Although the Company has made our best, most current estimate of these factors, it is possible that near term changes could adversely affect estimated net cash flows from our properties and mineral claims, and possibly require future asset impairment write-downs. Where estimates of future net operating cash flows are not available and where other conditions suggest impairment, the Company assesses recoverability of carrying value from other means, including net cash flows generated by the sale of the asset. The Company uses the units-of-production method to deplete the mineral rights and mining properties when in operation.

TREASURY STOCK

When the Company acquires its own stock, it is initially valued at cost and presented as treasury stock. Other than formal or constructive retirement or when ultimate disposition has not yet been decided, the cost of the acquired stock is presented as treasury stock separately as a deduction from the total of stockholders' equity. Gains on sales of treasury stock not previously accounted for as constructively retired are credited to additional paid-in capital, and losses are charged to additional paid-in capital to the extent that previous net gains from sales or retirements of the same class of stock are included therein, with the remainder charged to accumulated deficit. When the Company's stock is retired or purchased for constructive retirement, any excess purchase price over par value is allocated between additional paid-in capital to the extent that previous net gains from sales or retirements are included therein, and the remainder to accumulated deficit.

REVENUE RECOGNITION

Fuels and Metals Segments

For the majority of our operations, services revenues are recognized when services are performed and are contractually billable. For service contracts, principally engineering and construction management service, we recognize revenue over a period of time based on estimated progress toward completion. Service contracts that include multiple performance obligations are segmented between types of services. For contracts with multiple performance obligations, we allocate the transaction price to each performance obligation using an estimate of the stand-alone selling price of each distinct service in the contract. Revenue recognized on service contracts that have not been billed to clients is recorded as contract assets. Amounts billed to clients in excess of revenue recognized on service contracts to date are recorded as contract liabilities. Customer payments are typically due within 30 to 45 days of billing, depending on the contract.

Mining Segment

The Company has no contracts with customers as it does not have active mining operations. Consideration received by the Company pursuant to joint ventures or mineral lease agreements is applied against the carrying value of the related mineral interest.  When and if payments received exceed the carrying value, the excess amount is recognized as revenue ratably over the term of the related agreement.

Strategic Investments Segment

We generate rental revenues from tenants via long-term lease contracts in various forms, including lease and sublease agreements. Providing access to the leased land and facilities and performing specified repair and maintenance services over the length of the tenant contract term represent our performance obligations under our tenant contracts. Tenant rental payments are typically due monthly or quarterly, depending on the contract.

RESEARCH AND DEVELOPMENT

Costs associated with the research and development of our demonstration scale electrification product recycling facility plant and equipment for our renewable energy products are generally recognized as expenses. Research and development expenses are capitalized only for those expenditures on materials, equipment and facilities that are acquired or constructed for research and development activities and have an alternative future use. Once such expenditures are placed in service, these costs are capitalized and depreciated to depreciation expense over the estimated lives of the products.

STOCK-BASED COMPENSATION

All transactions in which goods or services are received for the issuance of shares of our common stock or options to purchase shares of our common stock are accounted for based on the fair value of the equity interest issued. The fair value of shares of common stock is determined based upon the closing price per share of our common stock on the date of issuance and other applicable inputs. The Company recognizes stock-based compensation for common stock grants evenly over the related vesting period. The fair value of market condition performance share awards is determined based on path-dependent valuation techniques and inputs including the closing price per share of our common stock at date of grant, volatility and the risk-free interest rate. The Company recognizes stock-based compensation for market condition performance share awards evenly over the derived service period resulting from the path-dependent valuation. The fair value of performance condition share awards is determined based on the closing price per share of our common stock at date of grant and the probability of achieving the performance condition during the term of the award agreement. The probability of achievement is re-assessed each period end and stock-based compensation is adjusted accordingly. The Company recognizes stock-based compensation for performance condition share awards evenly over the term of the award agreement. The Company recognizes forfeitures of unvested common stock, performance shares and stock option grants as they occur.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 2023 financial statement presentation. Reclassifications had no effect on net income (loss), cash flows, or stockholders’ equity, as previously reported.

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

RELATED PARTIES AND TRANSACTIONS

The Company identifies related parties and discloses related party transactions. Parties, which can be entities or individuals, are considered to be related if either party has the ability, directly or indirectly, to control or exercise significant influence over the Company in making financial and operational decisions. Entities and individuals are also considered to be related if they are subject to common control or significant influence of the Company.

LEASES

The Company determines if a contract is or contains a lease at its inception and evaluates if a contract gives the right to obtain substantially all of the economic benefits from use of an identified asset and the right to direct the use of the asset, in order to determine if a contract contained a lease. The Company recognized a right-of-use asset and a corresponding lease liability on its consolidated balance sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent obligations by the Company to make lease payments which arise from a lease. Lease right-of-use assets and lease liabilities are recognized at the inception date based on the present value of lease payments over the lease term. As the Company’s lease contracts do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the inception date in order to determine the present value of lease payments. For operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For finance leases, the initial right-of-use asset is depreciated on a straight-line basis over the lease term, along with recognition of interest expense associated with accretion of the lease liability, which is ultimately reduced by the related fixed payments. For sales-type or direct financing leases in which the Company is the lessor, the Company recognizes lease payments as rental income and the property is classified on the consolidated balance sheet as assets held for use in property, plant and equipment during the term of the lease. If the lessee exercises the option to purchase the asset, the Company terminates the lease and the underlying assets are derecognized. For leases with a term of 12 months or less, lease payments are recognized on a straight-line basis over the lease term and are not recognized on the consolidated balance sheets.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03 (Topic 820) Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The new guidance clarifies a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value, and an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments require certain disclosures for equity securities subject to contractual sale restrictions, including the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, the nature and remaining duration of the restriction, and the circumstances that could cause a lapse in the restriction. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. We adopted this new guidance on January 1, 2024 and do not expect a material impact to our financial position or results of operations.

In August 2023, the FASB issued ASU 2023-05 Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The new guidance addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture's separate financial statements. The objectives of the amendments are to (1) provide decision useful information to investors and other allocators of capital in a joint venture's financial statements and (2) reduce diversity in practice. The guidance is applied prospectively and effective for all newly formed joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of this guidance on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 (Topic 280) Improvements to Reportable Segment Disclosures. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to or easily computed from information regularly provided to the chief operating decision maker and (2) included in the reported measure of segment profit or loss. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted and retrospective adoption is required unless impracticable. The Company is currently evaluating the impact of this disclosure guidance on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 (Topic 740) Improvements to Income Tax Disclosures. The new guidance requires additional disclosures of disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact of this disclosure guidance on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2        INVESTMENTS

Summary of Investments

At December 31, 2023 and 2022, our investments include:

	December 31, 2023		December 31, 2022
Equity Method Investments	Investment	Ownership %	Investment	Ownership %
Quantum Generative Materials LLC	$11,606,763	48.19%	$13,312,433	48.19%
Pelen Limited Liability Company	609,165	25.00%	619,184	25.00%
Total equity method investments	12,215,928		13,931,617

Measurement Alternative Investments
Green Li-ion Pte. Ltd.	18,912,985	13.34%	4,517,710	16.45%
Sierra Springs Opportunity Fund, Inc.	19,045,000	17.11%	335,000	11.64%
Total measurement alternative investments	37,957,985		4,852,710

Total investments	50,173,913		18,784,327
Less: current investments	18,912,985		—
Long-term investments	$31,260,928		$18,784,327
As of December 31, 2023 and 2022, the gain (loss) on investments is as follows:

	December 31, 2023	December 31, 2022
Realized gain on sale of 1,500 Green Li-ion shares	$597,248	$—
Unrealized gain on remaining 35,662 Green Li-ion preferred shares	14,577,627	—
Realized loss on sale of 9,076,923 ABTC common stock	(1,865,000)	—
Unrealized gain on Sierra Springs Opportunity Fund, Inc.	11,725,000	—
Other	—	7,310
Total gain on investments	$25,034,875	$7,310

Summary financial information for affiliated companies (20% to 50%-owned) accounted for by the equity method for the periods presented, compiled from the equity investee's financial statements and reported on a one quarter lag is as follows:

	December 31, 2023	December 31, 2022
Current assets	$665,765	$1,023,023
Non-current assets	6,260,818	12,034,506
Current liabilities	—	89,584
Non-current liabilities	—	—

	Twelve-Months Ended
	December 31, 2023	December 31, 2022
Revenues	70,271	73,697
Gross Profit	70,271	73,697

Net loss	$(4,588,529)	$(2,956,597)
Net loss attributable to Comstock Inc.	$(1,715,689)	$(1,133,633)

Upon acquisition, management determined that the excess of our investment values over the net assets of the individual equity method investees was comprised of goodwill. At December 31, 2023 and 2022, non-current assets in the summarized financial information in the table above include the equity investees’ investment in, and derivative asset associated with, the Company's common stock of $3.7 million and $8.0 million, respectively.

Investment in GenMat

On June 24, 2021, we invested in the equity of GenMat, and received 465,000 membership units and committed $5,000,000 in cash and $10,000,000 in shares in the Company's common stock for a total of $15,000,000 for the initial seed investment and committed an additional $35,000,000 based upon GenMat’s realization of key development milestones, for up to 50% ownership of GenMat. At closing, we issued 3,000,000 restricted shares of our common stock with a fair value of $10,530,000 toward the $10,000,000 required stock purchase price and recorded a $530,000 related derivative asset for the make-whole provisions associated with the Company's common stock issued. Through December 31, 2023, we paid a total of $12,550,000 consisting of the full $5,000,000 cash commitments and $7,550,000 against the make-whole provision associated with the Company's common stock. In 2023, we paid $5,100,000 against the make-whole for the deficiency in common stock value. In 2022, we paid $3,200,000 consisting of $750,000 towards the initial cash commitments and $2,450,000 against the make-whole for the deficiency in common stock value.

For the years ended December 31, 2023 and 2022, the Company recorded $1,705,670 and $1,083,513, respectively, in equity loss from affiliates for the investment in GenMat at 37.5% of voting rights since 165,000 membership units were not vested as of December 31, 2023 and 2022. Through December 31, 2023, the Company has not made additional investments against the additional $35 million investment commitment because the Company and GenMat are finalizing the commitments associated with the first investment tranche and the related development milestones.

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

Investment in Pelen LLC

In April 2020, the Company invested $602,500 in Pelen LLC in exchange for 25% ownership. In each year from 2020 to 2022, we paid $100,000 for the option to purchase 75% of the remaining membership interest of Pelen LLC. The option expired in 2023. At December 31, 2023 and 2022, the balance of option payments of $0 and $150,000, respectively, are included in deposits in current assets on the consolidated balance sheets.

The Company recorded $10,019 in equity loss from affiliates and $28,133 in equity income from affiliates for the investment in Pelen for the years ended December 31, 2023 and 2022.

Investment in Green Li-ion Pte. LTD (“Green Li-ion”)

As part of our acquisition of a majority ownership of LINICO on December 30, 2021, we acquired 37,162 preferred shares or 20.22% of Green Li-ion, a Singaporean company. The investment had a relative fair value of $4,577,000 at acquisition and was accounted for under the equity method through March 31, 2022, and under the measurement alternative method after March 31, 2022.

In 2022, Green Li-ion issued additional equity and decreased our ownership to 16.45%, resulting in the loss of our ability to exercise significant influence. Accordingly, we elected the measurement alternative for equity investments that do not have a readily determinable fair value. On February 28, 2023 and September 5, 2023, Green Li-ion issued additional equity and further decreased our ownership down to 14.01% and 13.34%, respectively.

On September 12, 2023, LINICO received gross proceeds of $795,510, net of commission fees of $15,910, from the sale of 1,500 Green Li-ion preferred shares for $530.34 per share and recorded a realized gain of $597,248 included in gain (loss) from investments in the consolidated statements of operations. In connection with this sale, the Company valued the remaining 35,662 Green Li-ion preferred shares it holds using the sales price of $530.34 per share which resulted in recognition of an unrealized gain on investment of $14,577,627. The Company intends to sell the remaining Green Li-ion preferred shares over the next twelve months.

For the years ended December 31, 2023 and 2022, we recognized $0 and $59,290, respectively, in equity loss from affiliates for the investment in Green Li-ion.

Investment in Sierra Springs Opportunity Fund, Inc. (“SSOF”)

During 2019, the Company invested $335,000 for 6,700,000 shares of SSOF common stock. These shares represented approximately 11.64% of SSOF as of December 31, 2022. From 2020 through November of 2023, the Company also advanced $6,985,000 to SSOF and its subsidiary, for the purpose of purchasing land, payments for deposits on land and payments for an option on land and water rights purchases. On December 29, 2023, the Company and SSOF agreed to convert total advances into 3,880,556 shares of SSOF common stock. The conversion rate of $1.80 per share was determined to be the fair value of a share of SSOF common stock based on cash sales of SSOF common shares. The Company’s initial investment of SSOF common shares in 2019 were revalued at $1.80 per common shares resulting in recognition of an unrealized gain on investment of $11,725,000.

At December 31, 2023, the Company’s total investment in SSOF consists of 10,580,556 common shares, or 17.11% of the total SSOF outstanding common shares on a fully diluted, if converted basis.

The Company's CEO is an executive of SSOF. Management concluded that SSOF is a VIE of the Company because the Company has both operational and equity risk related to SSOF, and SSOF currently has insufficient equity at risk. Management also concluded that the Company is not the primary beneficiary of SSOF because no one individual or entity has unilateral control over significant decisions. As the Company is not the primary beneficiary, SSOF is not consolidated. At December 31, 2023, the Company’s maximum exposure to loss as a result of its involvement with SSOF is limited to its investment of $19,045,000.

Investment in American Battery Technology Company

In connection with the sale of the Manufacturing Facility (see Note 9, Sale of Manufacturing Facility), the Company received 11 million shares of restricted common stock from the purchaser of the Manufacturing Facility, American Battery Technology Company ("ABTC"), with an initial fair value of $9,365,000 (see Note 14, Fair Value Measurements). On June 30, 2023, the Company and ABTC amended the agreement whereby the Company returned 1,923,077 of the ABTC restricted shares, based on the trading price of ABTC's stock on the date of the amended agreement, in exchange for the $1.5 million of the purchase price set aside in escrow to settle indemnification claims.

On August 8, 2023, the remaining 9,076,923 shares owned by the Company became unrestricted. In 2023, the Company sold all 9,076,923 ABTC shares for gross proceeds of $5,456,920, net of commission fees of $90,939. On December 8, 2023, ABTC paid $634,019 to the Company as part of the make-whole payment associated with the stock difference and ABTC guaranteed that the Company will receive additional cash if and to the extent that the net proceeds from such shares are less than $6.0 million.

For the year ended December 31, 2023, the Company recognized a loss of $1,865,000 on sale of the ABTC shares which is included in gain (loss) from investments.

Investment in LP Biosciences LLC

On February 28, 2022, the LP Biosciences transactions that were entered in 2021 were terminated and each of the parties were relieved of their respective rights, liabilities, expenses, and obligations under the transactions except termination obligations. In connection with the termination, 3,500,000 restricted shares of the Company’s common stock were transferred back to the Company for cancellation upon receipt. The combined value of $5,110,000, representing the carrying value of our investment of $4,173,000 and the derivative asset of $937,000, was recorded directly to additional paid-in capital in the statement of equity as of December 31, 2022.

The Company incurred additional expenses of approximately $250,000 in connection with the termination of the transaction, which was recorded as other income (expense) in the statement of operations for the year ended December 31, 2022. There was no such expense in 2023.

Investment in Mercury Clean Up LLC and MCU Philippines, Inc.

In March 2022, based on the lack of known, cash-generating operating sites for MCU-P operations, we determined that the investment was not recoverable. For the year ended December 31, 2022, investment of $1,960,448 in MCU and the investment of $494,884 and notes receivable of $1,628,913 to MCU-P were deemed unrecoverable, and all amounts were fully impaired.

On June 18, 2022, the members of MCU agreed to distribute 100% of MCU's assets to the Company, including the cash held by MCU and MCU-P of $895,204 and the remaining 50% of MCU-P common stock, in exchange for forgiveness of the debt owed by MCU-P to the Company which was fully impaired for the year ended December 31, 2022. The cash and proceeds of assets liquidated of $895,204 were recognized as a recovery of impairment of assets in other income (expense) of the Company with $590,000 from MCU and $305,204 from MCU-P in 2022.

The carrying value of the investment on the acquisition date of both MCU and MCU-P was $0 and the net assets remaining after distributing the cash in repayment of the note receivable were insignificant. MCU and MCU-P hold equipment that was fully impaired prior to the acquisitions, and the remaining net assets include insignificant amounts of cash and accounts payable.

For the years ended December 31, 2023 and 2022, the Company recorded equity losses from affiliates for the investment in MCU and MCU-P of $0 and $14,578, respectively. For the years ended December 31, 2023 and 2022, the Company recorded equity losses from affiliates for the investment in MCU-P of $0 and $4,385, respectively.

NOTE 3        NOTES RECEIVABLE AND ADVANCES, NET

Notes receivable and advances, net at December 31, 2023 and 2022 include:

	December 31, 2023	December 31, 2022
Current portion
Sierra Springs advances receivable	$—	$4,990,000
Total notes receivable and advances, current portion	—	4,990,000

Non-current portion
Daney Ranch note receivable	980,291	993,000
Unamortized discount for implied interest	—	(33,682)
Daney Ranch note receivable, net of discount	980,291	959,318
Total notes receivable and advances, non-current portion, net	$980,291	$959,318

Daney Ranch Sale

On August 19, 2022, the Company sold the Daney Ranch and issued a 10-year $993,000 note receivable maturing in August 2032 to the former lessee and purchaser. The note bears interest at 2% for the first twelve months and currently bears interest at 7% and will so for the remaining term. The note may be prepaid, in full or in part, at any time without penalty. The note is secured by a second priority security interest in the property. The present value of the future interest and principal payments using a prevailing rate for similar loans of 7% was less than the face amount of the loan at issuance and we recognized a discount of $51,909. The discount was amortized into interest income over the first year of the note and the note is measured on an amortized cost basis. During the years ended December 31, 2023 and 2022, we recognized interest income of $71,595 and $25,519, respectively, on the Daney Ranch note receivable.

Tonogold Note Receivable

In September 2020, the Company sold its 100% ownership interest in Comstock Mining LLC whose sole assets were the Lucerne properties and related permits (“Comstock Lucerne”), to Tonogold Resources, Inc. (“Tonogold”) for cash and notes receivable.

On March 26, 2022, the Company entered into an option agreement (the "Lucerne Option Agreement") with Tonogold where we agreed to extinguish their $6,650,000 note receivable ("the Tonogold Note") in exchange for 100% of the membership interests of Comstock Mining LLC and a payment of $750,000. The agreement provided Tonogold the right to repurchase the Comstock Mining LLC membership interests, which expired at December 31, 2022, when all agreements were terminated due to the failure to pay the Company. The acquisition of the membership interest was accounted for as an asset acquisition. Consideration of $5,902,306 was allocated as $6,844,474 to the mineral interest acquired and $942,168 to the asset retirement obligation assumed. During 2022, the Company wrote off receivables from Tonogold totaling $1,283,302 consisting of expense reimbursements.

Prior to the Lucerne Option Agreement, we accounted for the Tonogold Note using the fair value option. For the years ended December 31, 2023 and 2022, we recognized a loss in other income and expense on the consolidated statement of operations for the change in fair value of the Tonogold Note of $0 and $605,000, respectively.

Advances to SSOF.

From 2020 through November of 2023, the Company advanced $6,985,000 to SSOF and its subsidiary, including $1,995,000 and $55,000, in 2023 and 2022, respectively, for the purpose of purchasing land, payments for deposits on land and payments for an option on land and water rights purchases. Advances receivable at December 31, 2023 and 2022 were $0 and $4,990,000, respectively, classified in Note receivable and advances, net – current portion on the consolidated balance sheets.

On December 29, 2023, the Company and SSOF agreed to convert total advances into 3,880,556 shares of SSOF common stock. The conversion rate of $1.80 per share was determined to be the fair value of a share of SSOF common stock based on cash sales of SSOF common shares. The Company’s initial investment of SSOF common shares in 2019 were revalued at $1.80 per common shares resulting in recognition of an unrealized gain on investment of $11,725,000 (see Note 2, Investments).

NOTE 4        PROPERTY, PLANT AND EQUIPMENT, NET AND MINERAL RIGHTS

Properties, plant and equipment at December 31, 2023 and 2022, include the following:

	December 31, 2023	December 31, 2022
Land	$6,328,338	$6,328,338
Real property leased to third parties	1,037,049	1,037,049
Property, plant and equipment for mineral processing	27,644,745	27,644,745
Other property and equipment	7,394,191	5,212,891
Accumulated depreciation	(27,200,293)	(26,748,929)
Total property, plant and equipment, net	$15,204,030	$13,474,094

The Company recognized depreciation expense of $435,683 and $617,809 for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, the Company has $402,931 of property, plant and equipment that were not yet placed in service and have not yet been depreciated.

Mineral Rights and Properties

The Company owns, controls, or retains an interest in 9,358 acres located in Storey and Lyon Counties, Nevada, just south of Virginia City, Nevada (referred to collectively herein as the “Comstock Mineral Estate”), including 2,396 acres of patented claims and surface parcels, approximately 6,962 acres of unpatented claims administered by the BLM, five mineral leases, one joint venture (providing exclusive rights to exploration, development, mining and production), royalty interests, and fee ownership of real property, including 126 patented and 392 unpatented mineral lode claims, as well as 39 unpatented placer claims. Our properties at December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Comstock Mineral Estate	$12,164,013	$12,164,013
Other mineral properties	317,405	317,405
Water rights	820,595	90,000
Total mineral rights and properties	$13,302,013	$12,571,418

The Comstock Mineral Estate includes all of the Company's resource areas and exploration targets. During the years ended December 31, 2023 and 2022, we did not record any depletion expense, as none of the properties are currently in production. All of our mineral exploration and mining lease payments are classified as selling, general and administrative expenses in the consolidated statements of operations.

On June 30, 2023, the Company signed a Mineral Exploration and Mining Lease Agreement (the “Mining Lease”) with Mackay Precious Metals Inc. (“Mackay”). The Mining Lease provides a twenty-year term granting Mackay the rights to conduct exploration on certain of the Company’s mineral properties in Storey County, Nevada. Mackay paid a lease initiation fee of $1,250,000 and made their first two quarterly lease payments totaling $875,000, with quarterly lease payments of $375,000 for the next three and a half years, and then quarterly lease payments of $250,000 thereafter. In addition, Mackay will reimburse carrying costs for the mineral properties, and will pay a 1.5% NSR royalty from eventual mine production from the mineral properties. Mackay also committed to exploration expenditures of $1,000,000 per year on a cumulative basis, and increasingly detailed technical reports after the first five, ten, and fifteen years.

We determined that the lease initiation fee of $1,250,000 should be recognized as revenue ratably over the term of the lease and quarterly lease payments will be recognized as revenue in the period received. For the year ended December 31, 2023, we recorded revenue of $906,250 which includes the quarterly lease payments of $875,000 and amortization of the lease initiation fee of $31,250. As of December 31, 2023, $1,218,750 of deferred revenue for the initiation fee remains, which the Company classified the short and long term deferred revenue of $62,500 and $1,156,250, respectively, in accrued expenses and other liabilities and deferred revenue in our consolidated balance sheet.

In 2023, the Company acquired senior water rights (50-acre feet) associated with one of its existing properties and junior water rights (16-acre feet) for a total of $730,595.

NOTE 5        RECLAMATION BOND DEPOSIT

The Nevada Revised Statutes and Regulations require a surety bond to be posted for mining projects so that after the completion of such mining projects the sites are left safe, stable and capable of productive post-mining uses. The bond is intended to cover the estimated costs required to safely reclaim the natural environment to the regulatory standards established by the State of Nevada’s Division of Environmental Protection. Accordingly, the Company has a $6,751,950 reclamation surety bond through the Lexon Surety Group (“Lexon”) with the State of Nevada’s Bureau of Mining Regulation and Reclamation at December 31, 2023. The Company also has a $500,000 surety bond with Storey County for mine reclamation at December 31, 2023. As part of the surety agreement, the Company agreed to pay a 2.0% annual bonding fee. The total cash collateral, per the surety agreement, was $2,743,582 and $2,620,879 at December 31, 2023, and 2022.

The reclamation bond deposit at December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Lexon surety bond cash collateral	$2,743,582	$2,620,879
Other cash reclamation bond deposits	106,936	106,936
Total reclamation bond deposit	$2,850,518	$2,727,815

The Lexon collateral at December 31, 2023 and 2022, includes interest income of $122,703 and $120,879, respectively, which has been left on deposit at BNY Mellon. The total cash collateral is a component of the reclamation bond deposit on the consolidated balance sheets for the years ended December 31, 2023 and 2022.

NOTE 6        INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at December 31, 2023 and 2022 include the following:

Description	Estimated Economic Life	December 31, 2023	December 31, 2022

Developed technologies	10 years	$19,582,402	$19,382,402
License agreements	10 years	510,752	510,752
Customer agreements	1 year	122,885	122,885
Distribution agreements	8 years	19,733	19,733
Trademarks	10 years	7,000	7,000
Accumulated amortization		(4,376,740)	(2,379,091)
Intangible assets, net		$15,866,032	$17,663,681

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

Accumulated amortization as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Developed technologies	$4,113,045	$2,172,594
License agreements	131,917	78,415
Customer agreements	122,885	122,884
Distribution agreements	7,493	4,497
Trademarks	1,400	701
Accumulated amortization	$4,376,740	$2,379,091

Amortization expense related to intangible assets of $1,997,649 and $2,171,646 was recorded for the years ended December 31, 2023 and 2022, respectively.

Future minimum amortization expense is as follows at December 31, 2023:

2024	$2,013,499
2025	2,013,499
2026	2,013,499
2027	2,013,499
2028	2,010,753
Thereafter	5,801,283
$15,866,032

Changes in the intangible assets balances for the year ended December 31, 2023 are presented below:

	As of December 31, 2022	Additions	Assets Held for Sale	Impairment	Amortization	As of December 31, 2023
Intangible assets	$20,042,772	$200,000	$—	$—	$—	$20,242,772
Accumulated amortization	(2,379,091)	—	—	—	(1,997,649)	(4,376,740)
Total intangible assets	$17,663,681	$200,000	$—	$—	$(1,997,649)	$15,866,032

Changes in the intangible assets and goodwill balances for the year ended December 31, 2022 are presented below:

	As of December 31, 2021	Additions	Assets Held for Sale	Impairment	Amortization	As of December 31, 2022
Intangible assets	$23,514,259	$500,000	$(3,621,487)	$(350,000)	$—	$20,042,772
Accumulated amortization	(338,958)	—	119,548	11,965	(2,171,646)	(2,379,091)
Goodwill	12,788,671	—	—	(12,788,671)	—	—
Total intangible assets and goodwill	$35,963,972	$500,000	$(3,501,939)	$(13,126,706)	$(2,171,646)	$17,663,681

All intangibles and goodwill are associated with the Fuels and Metals Segments. In 2022, the Company fully impaired the goodwill associated with acquisitions in 2021 of $12,788,671 in the Fuels and Corporate Segments. Our assessment reviewed both qualitative and quantitative factors to derive the estimated fair value of our goodwill associated with our acquisitions in 2021. The Company fully impaired the goodwill associated with acquisitions in 2021 due to a decrease in the Company's stock price and market capitalization since the acquisition date. Our valuation method incorporated the present value of projected cash flows to calculate the discounted cash flows compared to the guideline for public companies. We compared the fair value as indicated by the discounted cash flows of the reporting unit to the carrying value of the goodwill and recognized a full impairment of goodwill associated with our 2021 acquisitions.

The Company is party to three license agreements with American Science and Technology Corporation (“AST”), pursuant to which the Company agreed to license certain intellectual property of AST for use at three facilities in exchange for three facility-specific license fees of $500,000 each, and a royalty fee equal to 1.0% of the gross revenue of each of the first three licensed facilities. During 2022, the Company paid $500,000 toward the license fees which are recognized as an addition to intangible assets - developed technologies. As of December 31, 2023, we have obtained the three license agreements and no additional payments are anticipated.

On December 28, 2023, the Company amended the asset purchase agreement with Flux Photon Corporation (“FPC”) dated on September 7, 2021, and amended on December 10, 2021 (as amended, the “FPC Asset Purchase Agreement”). Pursuant to the 2021 FPC Asset Purchase Agreement, the Company acquired certain intellectual property and related photocatalysis laboratory equipment (the “FPC Assets”). The original purchase price included a payable for the FPC assets of $17,650,000, payable only from 20% of future cash flows defined as the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of Comstock Inc. and its now and hereafter-existing subsidiaries until the purchase prices has been fully paid. The 2023 amended FPC Asset Purchase Agreement reduced the purchase price payable to $16,850,000. On the date of the amendment, the Company paid $200,000 with the remaining balance of $16,650,000 payable to Flux from future cash flows and accounted for as an acquisition of intellectual property. Mr. Kreisler, a member of the Company's board of directors and the Company's chief technology officer, is also the owner of 100% of the outstanding common stock of Flux and as such was the indirect beneficiary of all payments made to Flux pursuant to the FPC Asset Purchase Agreement (see Note 20, Related Party Transactions).

As of December 31, 2022, assets held for sale included a lease intangible with a balance of $3,501,939 which was net of related amortization of $119,548. The underlying lease and lease intangible were classified as Held for Sale at December 31, 2022 and were sold in April 2023 with the Company's acquisition of the associated leased assets (see Note 9, Sale of Manufacturing Facility).

NOTE 7        ACCRUED EXPENSES AND OTHER LIABILITIES - CURRENT

Accrued expenses and other liabilities - current at December 31, 2023, and 2022, consisted of the following:

	December 31, 2023	December 31, 2022
Accrued interest expense	$52,500	$43,398
Accrued payroll costs	798,827	627,210
Accrued incentive compensation	1,332,169	928,125
Accrued vendor liabilities	53,088	115,653
Deferred revenue	78,495	—
Other accrued expenses	47,402	5,211
Total accrued expenses	$2,362,481	$1,719,597

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

On April 28, 2023, the compensation committee of the Board of Directors approved payment of executive incentive compensation of $970,000 for named executive officers other than the chief executive officer earned through December 31, 2022 which was paid in 2023. On September 29, 2023, the compensation committee of the Board of Directors approved a special, performance-based cash award to the chief executive officer of $30,000, paid as of December 31, 2023. For the years ended December 31, 2023 and 2022, the Company recognized $1,332,169 and $928,125, respectively, of expense associated with the plan based on estimates of progress towards meeting incentives. As of December 31, 2023, accrued incentive compensation of $1,332,169 consists of the estimated 2023 incentive pay expected to be paid in 2024.

NOTE 8        LEASES

The Company has the following lease balances recorded on the consolidated balance sheets as follows:

Lease Assets and Liabilities	Classification	December 31, 2023	December 31, 2022
Finance lease right-of-use asset	Asset, held for sale	$—	$15,709,039
Finance lease right-of-use asset	Finance lease - right to use asset, net	2,923,766	2,911,458
Operating lease right-of-use asset	Other assets - noncurrent	237,617	42,061
Total right of use assets		$3,161,383	$18,662,558

Operating lease liability - current	Accrued expenses and other liabilities	$37,401	$5,211
Operating lease liability - long-term	Other liabilities	205,154	40,193
Finance lease liability	Lease liability - held for sale	—	12,021,566
Finance lease liability, current portion	Finance lease - Right of use lease liability	838,676	409,143
Finance lease liability	Finance lease - Right of use lease liability, long term portion	—	406,968
Total lease liabilities		$1,081,231	$12,883,081

The Company has the following lease costs recorded in the consolidated statements of operations as follows:

	Year Ended December 31,
	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$44,193	$539,115
Interest on lease liabilities	246,038	829,924
Operating lease cost	34,945	10,099
Total lease cost	$325,176	$1,379,138

Other information
Operating cash flows from operating leases	$33,350	$9,650
Financing cash flows from finance leases	$301,540	$3,062,360
Non-cash finance lease modification	$56,501	$1,147,669
Right-of-use asset and lease acquired	$213,925	$839,439
Right-of-use acquired with shares of common stock (Haywood)	$—	$2,100,000

The Company has the following weighted average remaining lease terms and discount rates for our finance and operating leases:

	2023	2022
Weighted-average remaining lease term in years - finance leases	0.33	1.33
Weighted-average remaining lease term in years - operating leases	4.62	5.75
Weighted-average discount rate - finance leases	8%	8%
Weighted-average discount rate - operating leases	13%	11%

Finance Lease

AQMS Lease

Since 2021, LINICO, a majority-owned subsidiary of the Company, had a finance lease (the “AQMS Lease”), as lessee, with Aqua Metals Reno Inc., a subsidiary of Aqua Metals Inc. (“AQMS”), for land, buildings and related improvements (the “Manufacturing Facility”). AQMS was the non-controlling interest holder for LINICO. The lease agreement provided for the Company to purchase the Manufacturing Facility for a total purchase price of $15.25 million ($3.25 million of which was previously paid by LINICO) if LINICO elected not to or was unable to purchase the Manufacturing Facility. LINICO did not exercise the purchase option on October 1, 2022, and paid an additional $2,000,000 on October 25, 2022, effectively extending the option until March 31, 2023, increasing the lease term from 16 to 19 months and a $1,147,669 increase to the lease liability and right of use asset. On March 30, 2023, the Company delivered AQMS a notice of its irrevocable intent to exercise the option and purchase the membership interest of the entity that owned the Manufacturing Facility for $12,000,000, as provided by the agreement. On April 26, 2023, the Company closed on the purchase of the membership interest of Aqua Metals Transfer LLC (“AQMT”) from AQMS and paid the remaining $12.0 million due, taking full ownership of the membership interest of AQMT and terminating the AQMS Lease (see Note 9, Sale of Manufacturing Facility).

AST Asset Purchase Agreement

On April 16, 2021, the Company entered into an asset purchase agreement (the “AST Asset Purchase Agreement”) with AST. The license agreements provided for full use of the facility and all machinery and equipment located therein until April 30, 2022. Under the AST Asset Purchase Agreement, the Company agreed to acquire substantially all of AST’s assets in exchange for $3,500,000 due on April 30, 2024 in addition to $35,000 per month from May 1, 2022 to April 30, 2024. Beginning May 1, 2022, the AST Asset Purchase Agreement provides for full access and use of the AST assets until all payments are made and title transfers to the Company. The Company also entered into three license agreements with AST in connection with the AST Asset Purchase Agreement (see Note 6, Intangible Assets and Goodwill).

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

The AST Asset Purchase Agreement was accounted for as a finance lease with a purchase option which we are reasonably certain will be exercised. The consideration in the contract was allocated to the separate lease and non-lease components of the contract based on their relative standalone estimated fair values. The total of the lease payments was first allocated to the building, which has an observable price, and the remainder was allocated to the machinery and equipment.

The initial measurement of the right-of-use asset and lease liability was $839,439 using the allocated consideration in the contract of $935,759 for the building discounted using the Company’s incremental borrowing rate at lease commencement of 7.87% because there is no rate implicit in the lease contract. The incremental borrowing rate was determined based on debt acquired by the Company at the end of 2021, adjusted for increases in the risk-free rate. The building is being depreciated over a 20-year useful life and the lease liability has a remaining life at December 31, 2023 of 0.33 years. Of the amounts paid under this agreement, a portion is associated with the acquired machinery and equipment and recognized as research and development expense in the consolidated statements of operation. For the years ended December 31, 2023 and 2022, the Company recognized $319,740 and $213,160, respectively, of research and development expense.

Haywood Quarry Acquisition and Lease Agreement

On April 7, 2022 and amended on November 7, 2022, the Company contracted to purchase Haywood quarry and industrial property (the “Haywood Property”) from Decommissioning Services LLC (“Decommissioning Services”) for $2.1 million, payable in $50,000 of cash and 1,500,000 common shares of Comstock with a total value of $2,295,000. The Haywood Property represents approximately 190 industrial acres in Lyon County, Nevada, and is part of one of the larger industrial parks in Lyon County. The property has power, water and direct highway access. The Company plans to employ a portion of the property for the storage of end-of-life electrification products.

The closing and purchase of the asset is contingent on liquidation of the shares and receipt of the full purchase price by the seller. The Company agreed to make up any shortfall if the proceeds from the sale of the shares plus the deposit are less than $2.1 million, and the seller agreed to refund any excess proceeds. This contractual stock consideration has been recorded as a derivative on the consolidated balance sheets. The first amendment to the lease agreement signed by the parties on November 7, 2022 extended the closing date to April 7, 2024. For the years ended December 31, 2023 and 2022, the Company paid Decommissioning Services $200,000 and $150,000, respectively, which resulted in a decrease in contractual stock consideration (see Note 14, Fair Value Measurements).

During the period between execution of the agreement and closing, the property is leased to us for no additional consideration, providing exclusive rights to access, use or sublease portions of the property, to obtain permits and prepare the property for its intended purpose, including improvements. If the conditions for closing are not satisfied by April 7, 2024, the agreement will terminate, and Decommissioning Services will retain a total of $400,000 in rental fees for use of the property. We agreed to pay Decommissioning Services a 2% royalty of the sales price of any gravel, aggregate, or rock products produced and sold from the Haywood Property, excluding the removal of materials that have been pledged to a third-party for improvements made.

Daney Ranch

In September 2020, the Company, as lessor, leased real property and improvements located at 25 Daney Canyon Road, Dayton, Nevada (“Daney Ranch”) under a 36-month lease agreement commencing September 1, 2020, subject to early termination upon exercise of a purchase option. The option allowed the lessee to purchase the property for $2,700,000 less all rental payments made in the first 24 months if exercised within the first two years of the agreement. At lease inception, it was not reasonably certain the lessee would exercise the purchase option and the lease was classified as an operating lease. All lease payments were recognized as rental income and the property was classified as assets held for use in property, plant and equipment during the term of the lease. In August 2022, the lessee exercised the option and completed the purchase of the Daney Ranch property, which resulted in lease termination and derecognition of the underlying assets (see Note 3, Notes Receivable and Advances, net).

Operating Leases

On August 15, 2023, the Company, as lessee, signed a Real Estate and Building Lease Agreement (the “Building Lease”) with Sierra Clean Processing LLC to lease real property and improvements located at 600 Lake Avenue, Silver Springs, Nevada. The Building Lease is under a five year term commencing on August 1, 2023, subject to automatically renew for an additional five year terms. Under the agreement, rental expense is $4,680 per month with an annual rent increase of 3% and all lease payments were recognized as rental expense. At lease inception, the lease was classified as an operating lease and the Company determined the lease term to be five years. At August 15, 2023, we recorded a right-of-use asset and lease liability of $213,925 and $213,925, respectively, at a discount rate of 13.57%. For the year ended December 31, 2023, the fixed operating lease expense was $24,847. The Company's chief executive officer is an executive and director of Sierra Clean Processing LLC.

The Company has an operating lease, as lessee, with Sutro as lessor, for a property located adjacent to the Gold Hill Hotel, which is primarily used as a room rental. The lease runs from 2018 until 2028. The monthly rent is $5,850 with automatic annual increases of $25 per month every November, beginning in 2020. The operating lease is sub-leased to Crown Point Management LLC, the operators of the Gold Hill Hotel, and not separately valued within the Gold Hill Hotel lease. For the years ended December 31, 2023 and 2022, the fixed operating lease expense was $10,099 and $10,099, respectively.

For the years ended December 31, 2023 and 2022, short-term operating lease expense was $100,030 and $52,115, respectively.

Minimum lease payments to be paid by the Company by fiscal year for the Company's operating and finance leases are as follows:

	Operating Leases	Finance Leases
2024	$67,112	$860,564
2025	69,118	—
2026	71,175	—
2027	73,285	—
2028	46,372	—
Thereafter	—	—
Total lease payments	327,062	860,564
Less: imputed interest	(84,507)	(21,888)
Present value of lease liabilities	$242,555	$838,676

Operating Lease Income

Revenues from operating leases on our land and building leased to others totaled $368,198 and $169,100 for the years ended December 31, 2023 and 2022, respectively.

Minimum lease payments for operating leases to be received from others are as follows:

2024	$94,725
2025	96,000
2026	96,000
2027	96,000
2028	96,000
Thereafter	96,000
Total Minimum Lease Income	$574,725

NOTE 9        SALE OF MANUFACTURING FACILITY

Since 2021, LINICO Corporation (“LINICO”), a majority-owned subsidiary of the Company, had a finance lease, as lessee, with AQMS, for land, buildings and related assets and improvements (the “Manufacturing Facility”). As of December 31, 2022, the Manufacturing Facility had a net carrying value of $21,684,865 and liabilities of $12,021,566, that met the criteria to be classified as held for sale. From March 1, 2023 to August 11, 2023, the Company consummated the sale and transferred the title of the Manufacturing Facility to ABTC. The previously existing lease between LINICO and AQMS was terminated (see Note 8, Leases).

Consideration received for the Manufacturing Facility as of December 31, 2023 are as follows:

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

On March 1, 2023, LINICO and ABTC entered into a Membership Interest Purchase Agreement (“Manufacturing Facility Purchase Agreement”) whereby ABTC would acquire the Manufacturing Facility and certain equipment. On March 31, 2023 and April 21, 2023, the Company received non-refundable consideration of $5 million and $7 million in cash, respectively, from ABTC.

On April 6, 2023, LINICO and ABTC amended and restated the Manufacturing Facility Purchase Agreement (“A&R Manufacturing Facility Purchase Agreement”), and the Company received 10 million shares of ABTC restricted common stock. The A&R Manufacturing Facility Purchase Agreement contained a guarantee that the Company will receive additional cash and/or shares if and to the extent that the proceeds from such shares were less than $6.6 million. The Company was required to set aside $1.5 million of the purchase price in escrow to settle potential indemnification claims.

On May 12, 2023, the Company and ABTC amended and restated the A&R Manufacturing Facility Purchase Agreement (“Second A&R Manufacturing Facility Purchase Agreement”). The Company received an additional $1.0 million in cash and 1 million shares of restricted shares of ABTC common stock. On May 22, 2023, the Company received an additional $2.0 million in cash associated with the purchase and an additional $250,000 in cash to extend the closing period of the agreement.

On June 30, 2023, the parties amended and restated the Second A&R Manufacturing Facility Purchase Agreement (“Third A&R Manufacturing Facility Purchase Agreement”), whereby the Company returned 1,923,077 of restricted shares of ABTC stock in exchange for $1.5 million of the purchase price previously agreed to be set aside in escrow to settle potential indemnification claims. The number of shares returned was based on the trading price of ABTC stock on the agreement date. The Third A&R Manufacturing Facility Purchase Agreement also decreased the guarantee of amount to be received on sale of ABTC stock from $6.6 million to $6.0 million.

On August 11, 2023, the Company consummated the sale and transferred the title of the Manufacturing Facility to ABTC pursuant to the Third A&R Manufacturing Facility Purchase Agreement.

On April 21, 2023, the Company and ABTC entered into a pre-closing lease agreement for the Facility whereby ABTC could use the Facility until the time the sale is finalized. Under the lease terms, ABTC was responsible for payment of all taxes and operating costs associated with the Manufacturing Facility. During 2023, the Company received $237,473 in rental income from ABTC for renting the Manufacturing Facility prior to the closing date of August 11, 2023, at which time the lease was terminated.

The Company sold all of its shares of ABTC common stock in 2023 for net proceeds of $5,365,981. In December 2023, ABTC paid the Company $634,019 in accordance with the guarantee of $6.0 million to be received on sale of ABTC stock.

Assets held for sale at December 31, 2022 include:

December 31, 2022
Right of use lease asset, net of amortization	$15,709,039
Lease intangible, net of amortization	3,501,939
Deposits	1,250,000
Property, plant and equipment	710,563
Construction in progress	513,324
Total assets held for sale	$21,684,865
Liabilities held for sale at December 31, 2022 include:

December 31, 2022
Right of use lease liability	$12,021,566
Total liabilities held for sale	$12,021,566

NOTE 10    DEBT OBLIGATIONS

Debt at December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
GHF Secured Promissory Note – 6% interest, due December 15, 2024	$4,290,000	$4,290,000
Alvin Fund LLC Promissory Note - 16% interest, due January 31, 2026	2,000,000	2,000,000
Alvin Fund LLC Promissory Note - 8% interest, due February 12, 2025	2,100,000	—
Kips Bay Unsecured Convertible Promissory Note - 8% interest, due March 27, 2025	3,157,894	—
AQMS Notes Payable, net - 9.76% implied interest, due December 31, 2024	600,000	—
Ionic Unsecured Convertible Promissory Note - 8% interest, due March 16, 2024	—	3,150,000
Total debt	12,147,894	9,440,000
Less: debt discounts and issuance costs	(2,297,172)	(1,522,667)
Total debt, net of discounts	9,850,722	7,917,333
Less: current maturities	(4,495,660)	(1,795,890)
Long-term debt, net of discounts and issuance costs	$5,355,062	$6,121,443

GHF, Inc. Secured Promissory Note

The Company entered into a long-term promissory note (“GHF 2021 Note”) with GHF, Inc. on December 15, 2021, with a principal amount of $5,000,000, of which $4,550,000 was funded and $450,000 was an original issue discount ("OID"). The full principal is due on December 15, 2024. Interest is payable monthly at a rate of 6% annually. Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by all non-mining related assets of the Company, Silver Springs land and water rights, excluding the Lucerne and Dayton properties. The Company is required to prepay the promissory note with any net cash proceeds received in the sale of any collateral. If the promissory note has not been paid in full on or prior to December 15, 2022, the Company was required to issue warrants to GHF allowing them to purchase 1,000,000 shares of the Company’s common stock, half of which are exercisable at a price per share of 150% of the 20-day volume weighted average closing price (“VWAP”) of the Company’s common stock on its primary trading market for the 20 consecutive trading days preceding December 15, 2021, and the remainder at a price per share of 135% of the 20-day VWAP as determined on December 15, 2022.

On December 15, 2022 the Company issued warrants to GHF allowing them to purchase 1,000,000 shares of the Company’s common stock, 500,000 of which are exercisable at a price per share of $0.4555 and the remaining 500,000 at a price per share of $2.5217. The warrants are exercisable for a period of two years commencing on December 15, 2022, and ending on December 15, 2024. Fair value of warrants were calculated using a Black-Scholes model with the following inputs: stock price on the grant date of $0.54 and exercise price of $1.00 per share; expected term of 2 years; annualized discount rate of 3.32%; and annualized volatility of 61.82%. The warrants had a fair value of $708,789 on issuance date at which time the Company estimated a 10% probability that the warrants would be issued resulting in an initial discount on debt of $70,897. In December 2022, the contingency was resolved upon issuing the warrants, the discount on the note was increased by $637,910 and related amortization was adjusted to reflect the increase in 2022.

On August 22, 2022, the Company amended the prepayment provision of the GHF 2021 Note to reduce the amount required to be paid from the Daney Ranch sale to $710,000 of the net cash proceeds. As consideration for the amendment, the Company issued GHF, Inc. warrants to purchase 200,000 common shares exercisable at a price of $1.00 per share for a two-year term. The warrants had a fair value of $18,975 on the date of issuance and was recorded as an additional debt discount with a corresponding increase in additional paid-in capital.

During the years ended December 31, 2023 and 2022, we recognized interest expense of $635,529 and $715,089, respectively, which includes OID amortization of $378,129 and $429,912, respectively, in connection with the GHF 2021 Note.

Alvin Note Fund Notes

The Company entered into a short-term promissory note (the “Alvin Fund 2022 Note”) with Alvin Fund LLC (“Alvin Fund”) on October 25, 2022 with a principal amount of $2,000,000. In consideration of the lender providing the financing, the Company issued $250,000 in shares to the lender which was recognized as a discount on the loan. The full principal was due on October 25, 2023. Interest was payable monthly at a rate of 9% annually. Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by all the property commonly referred to as the Dayton properties. On September 30, 2023, the Company entered into an amendment to extend the maturity of the Alvin Fund 2022 Note to January 31, 2026, at an interest rate of 16%. During the years ended December 31, 2023 and 2022, we recognized interest expense of $422,140 and $78,931, respectively, which includes OID amortization of $204,110 and $45,890, respectively, in connection with the Alvin Fund 2022 Note. In 2023, the Company issued an aggregate of 475,930 shares of unregistered restricted common shares with a fair value of $211,562 to Alvin Fund in lieu of cash payments for interest under the Alvin Fund 2022 Note.

On November 12, 2023, the Company entered into a short-term promissory note (the "Alvin Fund 2023 Note") with Alvin Fund with a principal amount of $2,100,000 which includes $100,000 original issue discount. The full principal is due on February 12, 2025. Interest is payable monthly at a rate of 8% annually. Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by the Company's non-mining assets. During the year ended December 31, 2023, we recognized interest expense of $50,077 which includes OID amortization of $27,524 in connection with the Alvin Fund 2023 Note.

In consideration of the lender providing the financing, the Company issued warrants that would allow the lender to purchase 1,000,000 shares at $0.70 per share which was recognized as a discount on the loan. The warrants are exercisable for a period of two years commencing on November 12, 2023, and ending on November 12, 2025. Fair value of warrants were calculated using a Monte Carlo valuation model with the following inputs: stock price on the grant date of $0.47 and exercise price of $0.70 per share; expected term of 2 years; risk free rate of 4.92%; and annualized volatility of 85.0%. The warrants had a relative fair value of $157,269 on the date of issuance and was recorded as an additional debt discount with a corresponding increase in additional paid-in-capital.

Kips Bay Select LP Unsecured Convertible Note

On December 27, 2023, the Company entered into a securities purchase agreement for an unsecured convertible promissory note (the "Kips Bay Note") with Kips Bay Select LP ("Kips Bay") with a principal amount of $5,263,157, of which $263,157 was an original issue discount. The full principal is due on March 27, 2025. Interest is payable monthly at a rate of 8% annually. On December 27, 2023, the Company received $3.0 million and received the remaining $2.0 million on January 27, 2024.

The note requires the Company to pay a loan commitment fee of $150,000 in the form of shares of its common stock. As of December 31, 2023, the Company recorded a stock payable of $150,000 as a non-current other liability on the consolidated balance sheet. The amount was recognized as additional discount on the note. On January 11, 2024, the Company issued

308,931 restricted shares of its common stock equal to 3% of the principal amount of the Kips Bay Note, or $157,895 at $0.511 per share. On January 16, 2024, the Company issued an additional 180,210 registered shares of its common stock equal in value to 1.75% of the principal amount of the Kips Bay Note, or $92,105, also at $0.511 per share.

The Kips Bay Note contains conversion terms that are based on percentages of trading price and volumes over defined measurement periods. The terms require the conversion option to be bifurcated as a derivative. As of December 31, 2023, the Company bifurcated the conversion feature was recorded as a derivative liability with a corresponding addition to debt discount of $1,360,000 reflected in our consolidated balance sheet. The derivative was valued using a Monte Carlo valuation model with a conversion price equal to 90% of the average price capped at $1.00, discount rate of 35%, risk free rate of 4.54%, and volatility of 96.0%. During the year ended December 31, 2023, we recognized interest expense of $16,822 which includes OID amortization of $14,806 in connection with the Kips Bay Note.

AQMS Note

On December 19, 2023, Comstock Inc., LINICO and AQMS entered into a stock redemption agreement in which the Company agreed to purchase and AQMS agreed to sell their shares in LINICO for $600,000 (see Note 13, Equity). The consideration is payable in twelve installments of $50,000 with the first installment due on January 31, 2024, and the next eleven installments due on the last day of the next succeeding eleven months. Because the payments are not interest bearing, the Company calculated the implied interest of $33,673 on the future cash payments using an interest rate of 9.76% which was recorded as a discount on the agreement and will be recognized over the payment term. The Company recognized interest expense of $1,922 in connection with the AQMS note payable.

Ionic Ventures LLC Unsecured Convertible Note

On December 16, 2022, the Company entered into a securities purchase agreement for an unsecured convertible promissory note (“Ionic Note”) with Ionic Ventures, LLC (“Ionic”). with a principal amount of $3,150,000, of which $2,975,000 was funded and $175,000 was an original issue discount. The full principal was due on March 16, 2024. Interest was payable monthly at a rate of 8% annually. The Ionic Note contains conversion terms that are based on percentages of trading price and volumes over defined measurement periods. The terms required the conversion option to be bifurcated as a derivative. As of December 31, 2023 and 2022, the Company bifurcated the conversion feature and recorded a derivative liability of $0 and $420,000, respectively, reflected in our consolidated balance sheet. The derivative was valued using a Monte Carlo valuation model with a conversion price equal to 90% of the average price capped at $0.50, discount rate of 35%, risk free rate of 4.40%, and volatility of 60.0%. During the years ended December 31, 2023 and 2022, we recognized interest expense of $285,772 and $27,517, respectively, which includes OID amortization of $189,939 and $17,161, respectively, in connection with the Ionic Note.

The Ionic Note was fully converted in 2023. In 2023, the Company delivered 9,636,924 shares of common stock with a fair value of $4,622,502 at an average conversion price per share of $0.48 upon the conversion. The conversion terms required a measurement period of five days within which the number of shares initially converted are adjusted for changes in trading volume during the period. Under this provision, on April 6, 2023 and October 27, 2023, Ionic returned excess shares of 327,549 and 603,569, respectively, of the Company's common stock issued upon earlier conversions with a fair value of $364,330.

The gain on debt conversion recognized during the year ended December 31, 2023 was calculated as follows:

Principal converted	$3,150,000
Debt discount associated with principal converted	(387,900)
Accrued interest payable converted	106,190
Derivative liability converted	1,519,587
Total	4,387,877
Fair value of stock issued	4,258,172
Gain on conversion of debt	$129,705

NOTE 11    LONG-TERM RECLAMATION LIABILITY

At December 31, 2023 and 2022, we have asset retirement obligations of $5,606,681, and $5,226,505, respectively, for our obligation to reclaim our mine facilities based on our most recent reclamation plan, as revised, submitted and approved by the

Nevada State Environmental Commission and Division of Environmental Protection. Our total reclamation liability includes cost estimates for our American Flat processing facility, Dayton project and enhanced reclamation obligations in Storey County.

During the fourth quarter of 2022, we updated our future plans for developing the mining assets as a result of Tonogold defaulting on its option to repurchase the assets (See Note 3, Notes Receivable and Advances, net). The estimated commencement date of reclamation activities changed from December 31, 2025 to December 31, 2032. This resulted in a net reduction in the liability of $1,599,559 at December 31, 2022, which $942,167 was recorded as a reduction to our mineral assets retirement cost on the consolidated balance sheets which resulted in the related mineral asset retirement cost being reduced to zero. The remaining balance of the net reduction of $617,391 was recorded as a gain in selling, general and administrative expenses on the consolidated statements of operations in 2022.

On March 31, 2022, the Company reacquired the membership interests of Comstock Mining LLC and recognized an asset retirement obligation associated with the Lucerne mine assets of $942,168. To calculate the estimated obligation, we used estimated reclamation costs of $1,159,236, an inflation rate of 2.94%, a credit-adjusted risk-free rate of 8.45% and an estimated reclamation date of December 31, 2025.

Following is a reconciliation of the mining retirement obligation associated with our reclamation plan for the mining projects for the years ended December 31, 2023, and 2022:

	December 31, 2023	December 31, 2022
Long-term reclamation liability — beginning of year	$5,226,505	$5,445,672
Addition associated with the Lucerne mine	—	942,168
Change in estimate of reclamation costs	—	246,644
Reduction of obligation due to extension of time	—	(1,806,203)
Accretion of reclamation liability	380,176	398,224
Long-term reclamation liability — end of year	$5,606,681	$5,226,505

NOTE 12    COMMITMENTS AND CONTINGENCIES

COMSTOCK MINERAL ESTATE LEASE PAYMENTS

We lease certain mineral rights and properties under leases expiring at various dates through 2040. Future minimum annual lease payments, including royalty and rental payments, under these existing lease agreements are as follows at December 31, 2023:

Year	Leases
2024	$109,000
2025	111,000
2026	151,000
2027	151,000
2028	151,000
Thereafter	1,361,250
Total minimum annual lease payments	$2,034,250

We have minimum royalty obligations with certain of its mineral properties and leases. For most of the mineral properties and leases, we are subject to a range of royalty obligations to the extent that production commences. These royalties range from 0.5%` to 5% of NSR from minerals produced on the properties, with the majority being under 3%. Some of the factors that will influence the amount of the royalties include ounces extracted and the price of extracted metals.

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

OTHER

On August 12, 2022, the Company entered into a termination agreement with a former employee. The Company and the former employee agreed to a $102,000 settlement and the Company paid $102,000 during 2023.

The Company pays each of the independent directors cash retainers of $60,000 per year. The Chair of each Committee is paid an additional cash retainer of $20,000 per year. As of December 31, 2023, the Company accrued an additional $500,000 in director fee compensation associated with the stock-based portion of their compensation earned in 2023 that is expected to be issued in 2024 and paid annually. For the years ended December 31, 2023 and 2022, the Company recognized director fees expenses of $1,117,600 and $418,800, respectively. As of December 31, 2023 and 2022, director fee compensation included in accounts payable on the consolidated balance sheet was $87,500 and $0, respectively.

From time to time, we are involved in claims and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

NOTE 13    EQUITY

ISSUANCE OF REGISTERED SHARES OF COMMON STOCK

On February 13, 2023, the Company entered into an equity purchase agreement (the “2023 Leviston Sales Agreement”) with Leviston Resources LLC (“Leviston”) to offer and sell registered shares of common stock at an aggregate offering price of up to $5,000,000 from time to time, at our option, on terms we deem favorable. For the year ended December 31, 2023, the Company issued 10,892,604 registered shares of common stock to Leviston pursuant to the Company’s Form S-3 filed with the U.S. Securities and Exchange Commission, for an aggregate sales price of $5,000,000 at an average price per share of $0.46, and additional 552,486 common shares at a fair value of $200,000 in commitment fees. As of December 31, 2023, the 2023 Leviston Sales Agreement has no remaining capacity.

On December 16, 2022, the Company entered into a securities purchase agreement for the Ionic Note with Ionic. The Ionic Note contains conversion terms that are based on percentages of trading price and volumes over defined measurement periods. As of December 31, 2023, the Company delivered 9,636,924 shares of common stock with a fair value of $4,622,502 at an average conversion price per share of $0.48 upon the conversion. The conversion terms required a measurement period of five days within which the number of shares initially converted are adjusted for changes in trading volume during the period. Under this provision, on April 6, 2023 and October 27, 2023, Ionic returned excess shares of 327,549 and 603,569, respectively, of the Company's common stock issued upon earlier conversions with a fair value of $364,330 (see Note 10, Debt Obligations).

On June 21, 2022, the Company entered into an agreement with Tysadco Partners, LLC (“Tysadco”) for the purchase of up to $10,000,000 worth of shares of the Company’s common stock from time to time, at the Company’s option. Any shares offered and sold to Tysadco were registered for resale pursuant to a registration statement on Form S-1 filed with U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933. The Company paid commissions equal to 5% of the offering proceeds to the placement agent in connection with such sales. In consideration to enter the Purchase Agreement, the Company delivered 428,571 additional shares of common stock with a fair value of $300,000 to Tysadco. For the year ended December 31, 2022, the Company issued 3,433,634 shares of common stock to Tysadco, for an aggregate sales price of $1,100,000 at an average price per share of $0.32. For the year ended December 31, 2023, the Company issued 4,464,204 shares of common stock to Tysadco, for an aggregate sales price of $1,900,000 at an average price per share of $0.43. Sales of common stock, if any, under the Purchase Agreement are made at a 10% discount to the volume weighted average sales price of the common stock on the date that Tysadco receives a capital call from the Company. As of December 31, 2023, the Purchase Agreement has $7,000,000 remaining capacity.

On April 12, 2022, the Company entered into an equity purchase agreement ("2022 Leviston Sales Agreement") with Leviston to offer and sell registered shares of common stock at an aggregate offering price of up to $10 million from time to time, at our option, on terms we deem favorable. In consideration of Leviston’s agreement to enter the Purchase Agreement, the Company agreed to deliver additional shares of common stock to Leviston, for no additional consideration, on the first settlement date with respect to a put notice delivered by us. For the year ended December 31, 2022, we issued to Leviston 13,156,117 common shares with an aggregate sales price of $7,311,180, at an average price per share of $0.64, and an additional 206,897 common shares at a fair value of $300,000 in commitment fees. As of December 31, 2023, the 2022 Leviston Sales Agreement has no remaining capacity.

ISSUANCE OF UNREGISTERED SHARES OF COMMON STOCK

Issuance of unregistered shares of our common stock in connection with acquisitions, investments and other endeavors for the year ended December 31, 2023 are as follows. All shares are restricted from trading for a six month period from issuance.

Issuance Date	Acquisition/Investment	Common Shares Issued

February 14, 2023	Leviston Resources LLC	410,959
June 21, 2023	Alvin Fund LLC	270,757
August 25, 2023	Northern Comstock LLC	963,074
September 1, 2023	Alvin Fund LLC	74,353
December 4, 2023	Alvin Fund LLC	64,458
December 5, 2023	Alvin Fund LLC	66,362
Total common shares issued		1,849,963

Issuance of unregistered shares of our common stock in connection with acquisitions, investments and other endeavors for the year ended December 31, 2022 are as follows.

Issuance Date	Acquisition/Investment	Common Shares Issued	Restriction Period

April 7, 2022	Decommissioning Service LLC	1,500,000	A
April 12, 2022	Leviston Resources LLC	136,986	A
June 21, 2022	Tysadco Partners LLC	3,505,494	A
June 21, 2022	Tysadco Partners LLC	57,143	B
August 26, 2022	Northern Comstock LLC	802,295	A
October 5, 2022	Single Investor	1,000,000	A
October 25, 2022	Alvin Fund LLC	605,620	A
Total common shares issued		7,607,538

(A) Six months from issuance date
(B) Three months from issuance date

Noncontrolling Interest

On December 30, 2021, the Company entered into an agreement with LINICO to purchase additional shares resulting in approximately 90% controlling interest. The remaining 10% ownership was held by AQMS (see Note 20, Related Party Transactions) and is accounted for as a noncontrolling interest in our consolidated financial statements.

On December 19, 2023, the Company, LINICO and AQMS entered into a stock redemption agreement in which LINICO agreed to purchase and AQMS agreed to sell their shares in LINICO for $600,000. The consideration is payable in twelve installments of $50,000 with the first installment due on January 31, 2024, and the next eleven installments due on the last day of the next succeeding eleven months. Upon the execution and delivery of the agreement, AQMS delivered the shares to LINICO whereupon LINICO cancelled the shares and AQMS’ sole rights with respect to LINICO. The Company agreed to make full, timely, and faithful payment to AQMS for the purchase price. AQMS resigned from all positions as officers, directors, agents or otherwise of LINICO, effective upon the execution of the agreement. The ownership percentage change did not result in a change in control and the Company retained and maintained control of LINICO. The increase in ownership percentage and decrease in non-controlling interest resulted in an increase to the Company's additional paid in capital of $3,758,807 during the year ended December 31, 2023.

As of December 31, 2023 and 2022, we own 100.00% and 88.21%, respectively, of LINICO and AQMS owns —% and 11.79%, respectively.

LINICO is required pay dividends to the Company and AQMS after the date it receives cash payment in full for the issuance of any shares of Series A Preferred Stock or Series A-2 Preferred Stock, and from and after the date of issuance of any shares of Series A-1 Preferred Stock or Series A-3 Preferred Stock, at the rate per annum of eight percent 8% of the Original Issue Price of such shares, plus the amount of previously accrued and unpaid dividends. Upon execution and delivery of the stock redemption agreement, all accrued dividends to AQMS of $447,001 were canceled. As of December 31, 2023 and 2022, accrued dividends of $0 and $266,516, respectively, were due to AQMS and are included in accrued liabilities on the consolidated financial statements at December 31, 2023. In September 2023, LINICO distributed $70,355 to AQMS for the sale of the 1,500 Green Li-ion shares. No accrued dividends were paid by LINICO during the years ended December 31, 2023 and 2022.

During the year ended December 31, 2023, the Company and AQMS did not make additional capital contribution in LINICO. During the year ended December 31, 2022, the Company and AQMS made $1,140,000 and $500,000, respectively, in cash contributions to LINICO. In March 2022, the $500,000 capital contribution from AQMS was invested in LINICO through the exercise of Series A preferred stock warrants which decreased the Company’s ownership in LINICO by 2.01% from 90.34% to 88.33%. The ownership percentage change did not result in a change in control and the Company retained and maintained control of LINICO. The decrease in ownership percentage resulted in a reduction to the Company's additional paid in capital of $176,695 during the year ended December 31, 2022.

Treasury Stock

At December 31, 2023 and 2022, our treasury stock includes 2,605,322 shares of our common stock with carrying value of $3,360,867. During 2022, we sold 394,677 shares of treasury stock with a carrying value of $509,113 for gross proceeds of $240,077. The difference of $269,056 was recognized as a deduction to additional paid in capital. The shares were acquired with our acquisition of LINICO on December 30, 2021 and are carried at cost and presented as a deduction to equity. We have presented the cost of the acquired stock as a deduction from equity. No sales of treasury stock were made in 2023.

On January 5, 2024, the Company elected to reacquire 2,605,322 shares of the Company’s common stock from its wholly owned subsidiary, LINICO Corporation, for cancellation upon receipt. The transaction reduced the Company’s outstanding shares from 117,862,081 to 115,256,759 (see Note 21, Subsequent Events).

Warrants

On August 22, 2022, the Company issued 200,000 warrants to GHF, Inc. in exchange for amending the terms of their note, which are exercisable at a price of $1.00 per common share and have a two-year term (see Note 10, Debt Obligations). On December 15, 2022, the Company issued warrants to GHF allowing them to purchase 1,000,000 shares of the Company’s common stock, 500,000 of which are exercisable at a price per share of $0.4555 and the remaining 500,000 at a price per share of $2.5217 (see Note 10, Debt Obligations).

On November 12, 2023, the Company issued warrants to Alvin Fund allowing them to purchase 1,000,000 shares of the Company’s common stock, exercisable at a price per share of $0.70 (see Note 10, Debt Obligations). The warrants are exercisable for a period of two years commencing on November 12, 2023 and ending on November 12, 2025.

Outstanding warrants for the year ended December 31, 2023 are as follows:

	Number of Warrants	Exercise Price	Expiration Date
GHF, Inc.	200,000	$1.0000	August 22, 2024
GHF, Inc.	500,000	$0.4555	December 15, 2024
GHF, Inc.	500,000	$2.5217	December 15, 2024
Alvin Fund LLC	1,000,000	$0.7000	November 12, 2025
Total outstanding warrants	2,200,000

During the years ended December 31, 2023 and 2022, no warrants were exercised or expired.

NOTE 14    FAIR VALUE MEASUREMENTS

The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2023:

		Fair Value Measurements at
		December 31, 2023
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Kips Bay convertible debenture derivative	$1,360,000	$—	$—	$1,360,000
LINICO related derivative	2,383,162	—	2,383,162	—
Haywood Property derivative	875,000	—	875,000	—
GenMat derivative	781,966	—	781,966	—
Total liabilities measured at fair value	$5,400,128	$—	$4,040,128	$1,360,000

The following table presents our assets and liabilities at December 31, 2022, which are measured at fair value on a recurring basis:

		Fair Value Measurements at
		December 31, 2022
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Ionic convertible debenture derivative	$420,000	$—	$—	$420,000
LINICO related derivative	6,053,162	—	6,053,162	—
Haywood Property derivative	1,480,000	—	1,480,000	—
GenMat derivative	6,592,638	—	6,592,638	—
Total liabilities measured at fair value	$14,545,800	$—	$14,125,800	$420,000

Changes in the assets and liabilities that include level 3 inputs are as follows:

•During the year ended December 31, 2022, the Company recognized a loss of $605,000 in the fair value measurement of the Tonogold Note Receivable (See Note 3, Notes Receivable and Advances, net) and a $6,650,000 exchange of the note receivable associated with the Tonogold agreement using significant unobservable inputs (Level 3). As of December 31, 2022, the ending balance of investments measured at fair value was $0.

•During the year ended December 31, 2023, the Company recognized a loss of $1,099,587 for the change in fair value of the Ionic convertible debenture derivative. During the year ended December 31, 2023, $1,519,587 of the derivative liability was fully converted using significant unobservable inputs (Level 3).

VALUATION METHODOLOGIES

The following is a description of the valuation methodologies used for the Company's financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Derivatives

The Company has several derivatives associated with its common stock including make-whole commitments and debt conversion options. The following tables presents changes in our derivative liabilities for the years ended December 31, 2023 and 2022, measured at fair value:

	For the Year Ended December 31, 2023
	As of December 31, 2022	Additions (Deductions)	Unrealized Gain (Loss) on Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of December 31, 2023
Ionic convertible debenture derivative	$420,000	$(1,519,587)	$1,099,587	$—	$—
Kips Bay convertible debenture derivative	—	1,360,000	—	—	1,360,000
LINICO related derivative	6,053,162	—	(945,000)	(2,725,000)	2,383,162
Haywood Property derivative	1,480,000	—	(405,000)	(200,000)	875,000
GenMat derivative	6,592,638	—	(710,672)	(5,100,000)	781,966
Total liabilities measured at fair value	$14,545,800	$(159,587)	$(961,085)	$(8,025,000)	$5,400,128

	For the Year Ended December 31, 2022
	As of December 31, 2021	Additions (Deductions)	Unrealized Gain (Loss) on Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of December 31, 2022
Ionic convertible debenture derivative	$—	$420,000	$—	$—	$420,000
LINICO related derivative	2,743,162	—	3,535,000	(225,000)	6,053,162
Haywood Property derivative	—	(245,000)	1,875,000	(150,000)	1,480,000
GenMat derivative	6,130,000	—	2,912,638	(2,450,000)	6,592,638
LPB derivative	(342,000)	937,000	(595,000)	—	—
Total liabilities measured at fair value	$8,531,162	$1,112,000	$7,727,638	$(2,825,000)	$14,545,800

At December 31, 2023 and 2022, the fair value of the LINICO, the Haywood Property, and GenMat derivatives was based on a trading price of the Company’s shares of $0.55 and $0.28, respectively.

Ionic Ventures, LLC Conversion Option

On December 16, 2022, we recorded a derivative liability on the consolidated balance sheets in connection with the Ionic Note. On that date, the $420,000 fair value of the derivative liability was determined based on bifurcation of the derivative liability from the convertible note. At December 31, 2022, the derivative was valued using a Monte Carlo valuation model with a conversion price equal to 90% of the average price capped at $0.50, discount rate of 35%, risk-free rate of 4.40%, and volatility of 60.0%. At December 31, 2023, the derivative was fully converted. The derivative liability was classified within Level 3 of the valuation hierarchy.

In 2023, the range of variables used to calculate the fair value of the derivative liabilities associated with the conversion of the Ionic Note using a Monte Carlo valuation model are as follows.

Stock Price	Discount Rate	Volatility	Risk Free Rate
Conversion price equal to 90% of the average price capped at $0.50	35.0%	85.0% to 99%	4.17% to 5.44%

Kips Bay Select LP Conversion Option

On December 27, 2023, we recorded a derivative liability on the consolidated balance sheets in connection with the Kips Bay Note. On that date, the $1,360,000 fair value of the derivative liability was determined based on bifurcation of the derivative liability from the convertible note. At both December 27, 2023 and December 31, 2023, the fair value of the derivative liability was $1,360,000 and was valued using a Monte Carlo valuation model with a conversion price equal to 90% of the average price capped at $1.00, discount rate of 35%, risk free rate of 4.54%, and volatility of 96.0%. The derivative liability was classified within Level 3 of the valuation hierarchy.

LPB Derivative Instrument

On July 23, 2021, we recorded a derivative asset on the consolidated balance sheets in connection with the LPB Contribution Agreement. On that date, the $6,642,000 fair value of the derivative asset was determined based on the excess of the fair value of 3,500,000 shares of our common stock issued to and held by LPB over the $4,173,000 fair value of our contractual consideration under the LPB Partnership Interest Purchase Agreement. The value of the shares was based on the $3.09 closing price per share of our common stock on that date. On February 28, 2022, the Company and the other parties to the LPB transactions mutually agreed to terminate the transaction documents. Prior to settlement, the fair value of the shares was based on the closing price per share of our common stock of $1.46, and we recorded a gain on the change in fair value of the derivative liability of $595,000 in the consolidated statements of operations for the year ended December 31, 2022. The fair value of the derivative as of the settlement date of $937,000 was derecognized, along with the value of the investment in LPB, and the fair value of the 3,500,000 shares was $5,110,000 and was recognized as a decrease first to the par value of the common stock returned, and the remainder as a reduction to additional paid in capital.

American Battery Technology Investment

In connection with the sale of the Manufacturing Facility (See Note 9, Sale of Manufacturing Facility), the Company received 11 million shares of restricted common stock from the purchaser of the Manufacturing Facility, ABTC, with an initial fair value of $9,365,000. The fair value of our investment in ABTC restricted common shares acquired in connection with the sale of the Manufacturing Facility was valued using a Monte Carlo valuation model as follows.

Date	Description	Fair Value	Beginning Stock Price	Volatility	Risk Free Rate
April 6, 2023	10 million ABTC shares (make-whole provision $6.6 million to $7.6 million)	$7,000,000	$0.78	94.0%	4.80%
April 21, 2023	Change in fair value on the 10 million ABTC shares for a change in make-whole commitment	$2,000,000	$0.86	95.0%	5.00%
May 12, 2023	1 million ABTC shares	$365,000	$0.74	95.0%	5.07%

NOTE 15    STOCK-BASED COMPENSATION

2022 EQUITY INCENTIVE PLAN

In 2022, the Company adopted the Comstock Inc. 2022 Equity Incentive Plan (the “2022 Plan”). The maximum number of shares of our common stock that may be delivered pursuant to awards granted under the 2022 Plan is 6,000,000. The 2022 Plan provides for the grant of various types of awards, including but not limited to, restricted stock (including performance and cash awards), incentive and non-qualified stock options, stock appreciation rights and other equity-based awards. As of December 31, 2023, the Company has not granted any options or shares under the 2022 Plan.

2020 EQUITY INCENTIVE PLAN

In 2020, the Company adopted the Comstock Mining Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The maximum number of shares of our common stock that may be delivered pursuant to awards granted under the 2020 Plan is 1,800,000. The 2020 Plan provides for the grant of various types of awards, including but not limited to, restricted stock (including performance awards), restricted stock units, stock options, and other types of stock-based compensation.

During the years ended December 31, 2023 and 2022, the Company recognized $143,100 and $190,800, respectively, for the vesting of stock awards issued in 2020. During the year ended December 31, 2023, 45,000 shares, which were issued in 2021 under the 2020 Plan, were forfeited totaling $11,925 in compensation recaptured. No remaining compensation on these awards will be recognized after December 31, 2023.

During 2021, we granted 1,170,000 share awards, net of 30,000 shares which were forfeited during the year ended December 31, 2022, to employees under the 2020 Plan. During 2022, we granted 60,000 shares, net of 40,000 shares forfeited during the year ended December 31, 2022 to additional employees. During 2023, we granted 30,000 shares to an additional employee and 30,000 shares were forfeited during the year ended December 31, 2023. The vesting of 50% of the employee share awards is contingent on the achievement of performance goals over the next three years, and vesting of the remaining 50% is contingent on the achievement of our common stock market price goals over the next five years, defined on a per share value basis. Vesting is dependent on the employee remaining with the Company from the grant date through the vesting date. The performance shares that vest based on the achievement of performance goals were valued using the Company's common stock price on the grant date, and stock-based compensation was determined based on the probability of achieving each goal.

The market-based vesting based on the Company share price were valued using a path-dependent model with the following range of inputs:

	During the Year Ended
	December 31, 2023	December 31, 2022
Total shares granted	30,000	40,000
Performance condition valuation inputs:
Performance condition shares	15,000	20,000
Stock price at grant date	$0.28	$0.62 to $1.68
Market condition valuation inputs:
Market condition shares	15,000	20,000
Stock price	$0.28	$0.62 to $1.68
Volatility	97%	95% to 96%
Risk-free rate	4.13%	2.51% to 2.82%
Number of iterations	150,000	100,000
Fair value per share	$0.02	$0.17 to $0.91
Term (in years)	2.5 yrs	2.2 yrs to 2.5 yrs

On January 4, 2024, the Company's Compensation Committee of the Board of Directors determined that the share units granted under the 2020 Plan shall be canceled, forfeited and terminated without issuance of any shares of the Company. For the year ended December 31, 2023, the Company recognized net stock based compensation recapture of $289,310 and recorded the amount in selling, general and administrative expenses in the consolidated statements of operations. For the year ended December 31, 2022, stock-based compensation for all employee share grants was $291,197 recorded in selling, general and administrative expenses in the consolidated statements of operations. No shares have vested at December 31, 2023. During the year ended December 31, 2023, 30,000 shares awards were forfeited and $52,583 in compensation recaptured.

COMSTOCK METALS EMPLOYEE AGREEMENT

On March 1, 2023, Comstock Metals Corporation, a wholly owned subsidiary of the Company, entered into an Employment Agreement with Dr. Fortunato Villamagna, to serve as President of Comstock Metals Corporation. As part of this agreement, Dr. Villamagna shall receive 20% of the equity in Comstock Metals Corporation, vesting evenly, over a five-year period commencing on March 1, 2023 through March 1, 2028.

Management determined that the estimated fair value of the equity award was $863,000 and our valuation method incorporated the present value of projected cash flows to calculate the discounted cash flows compared to the guideline for public companies with a marketability discount rate of 40%, risk free rate of 3.77%, and volatility of 110.0%. The determination of the fair value of the equity award was based on Level 3 inputs in the fair value hierarchy. For the year ended December 31, 2023, the Company recognized share-based compensation of $143,833 for the period of March 1, 2023 through December 31, 2023. At December 31, 2023, unamortized stock-based compensation for the equity award was $719,167 and will be amortized over the remaining vesting term of 4.25 years.

NOTE 16    OTHER INCOME AND EXPENSES

Other income (expense) net consisted of the following for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Change in fair value Tonogold note receivable	—	(605,000)
LPB settlement and related expenses	—	(250,000)
Amendment fee associated with Manufacturing Facility sale	250,000	—
Write off of Pelen option	(150,000)	(150,000)
Equity loss in affiliates	(1,715,689)	(1,133,633)
All other	15,468	116,167
Total other income (expense)	$(1,600,221)	$(2,022,466)

NOTE 17    INCOME TAXES

The results of the Company’s operations are included in a federal income tax return. The Company provides deferred income taxes on the net differences between the carrying amounts of assets and liabilities for financial and income tax reporting.

No benefit (provision) has been recognized for the years ended December 31, 2023 and 2022.

The difference between the provision for income taxes reported in the consolidated financial statements and the provision for income taxes based on federal statutory rates results principally from (1) valuation allowance adjustments, (2) goodwill impairment and (3) certain other permanent differences.

Reconciliation of the statutory federal income tax rates consist of the following:

	December 31, 2023	December 31, 2022
Federal statutory rate	21.0%	(21.0)%
Goodwill impairment	—%	5.8%
Change in valuation allowance	(22.5)%	15.4%
Other	1.5%	(0.2)%
Total	—%	—%

The Company’s total deferred income taxes at December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Asset retirement obligation	$1,177,403	$1,097,566
Mineral rights and properties, plant, and equipment	423,328	697,805
Mining exploration, development, claims, and permit costs	729,282	404,649
Lease liability	176,122	2,695,912
Net operating loss carryforward	46,105,332	46,020,993
Capital loss carryforward	1,291,211	1,024,983
Fair value adjustments	—	3,827,353
Capitalized research expenditures	2,188,570	1,327,372
Other	1,271,660	624,764
Total deferred tax asset	53,362,908	57,721,397
Valuation allowance	(48,109,677)	(50,171,780)
Net deferred tax assets	5,253,231	7,549,617

Deferred tax liabilities:
Right of use asset – leases	(172,991)	(3,469,304)
Intangible assets	(2,951,300)	(4,080,313)
Fair value adjustments	(2,128,940)	—
Total deferred tax liabilities	(5,253,231)	(7,549,617)
Net deferred tax assets and liabilities	$—	$—

The Company records a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2023, and 2022, the Company has determined that a full valuation allowance is necessary against its net deferred tax assets based on this evidence and have valuation allowances of $48.1 million and $50.2 million, respectively, against the net deferred tax assets.

At December 31, 2023, the Company has total net operating and capital loss carryforwards of approximately $225.6 million. Of this total, the Company has approximately $168.2 million in net operating loss carryforwards for federal income tax purposes which, if not utilized, will begin to expire in 2024 and could be subject to certain limitations under section 382 of the Internal Revenue Code of 1986, as amended, approximately $51.3 million for federal income tax purposes with no expiration, but which are subject to 80% limitation upon utilization, and approximately $6.1 million of capital loss carryforwards for federal income tax purposes which, if not utilized, will begin to expire in 2027.

At December 31, 2023, and 2022, the Company did not have any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. The Company is subject to U.S. federal and state income tax examination for tax years 2020 and forward. Tax returns for years prior to 2020 may remain open with respect to net operating loss carryforwards that are utilized in a later year, as tax attributes from prior years can be adjusted during an audit of a later year.

NOTE 18    NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if outstanding stock options were exercised into common stock. For the year ended December 31, 2022, we had no common stock equivalent shares that were potentially dilutive, including warrants to purchase common stocks, stock options, stock awards and conversion options on a convertible debenture.

The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net income (loss) per share:

	December 31, 2023	December 31, 2022
Numerator:
Net income (loss) attributed to Comstock Inc.	$9,161,821	$(45,948,744)

Denominator:
Basic weighted average shares outstanding	105,126,754	74,458,028
Incremental shares	42,610	—
Diluted weighted average shares outstanding	105,169,364	74,458,028

Net income (loss) per common shares:
Basic EPS	$0.09	$(0.62)
Diluted EPS	$0.09	$(0.62)

For the years ended December 31, 2023 and 2022, the weighted average number of shares outstanding, for the purpose of calculating earnings per share, were reduced by treasury shares of 2,605,322 and 2,293,495, respectively, which is the number of treasury shares through our ownership in LINICO.

For the year ended December 31, 2023, the calculation of incremental shares for diluted weighted average shares outstanding did not include the following items due to their anti-dilutive impact: 580,000 performance award shares, 580,000 market condition award shares, and 1,700,000 warrant shares. For the year ended December 31, 2022, all potentially dilutive shares were anti-dilutive due to the net loss incurred in that period.

NOTE 19    SEGMENT REPORTING

We have the following segments and reporting units: Fuels, Metals, Mining, Strategic Investments and Corporate. The Company’s goal is to accelerate the commercialization of decarbonizing technologies. Once a technology achieves a certain technology readiness or a justifiable critical mass or market distinction, we strategically plan its commercialization and dedicate resources toward that end. Until then, it is managed with corporate resources.

Summarized financial information relating to our reportable segments is provided below. In 2023, our chief operating decision maker ("CODM") reassessed the Company's performance and allocation of resources. Based on this reassessment, the Company's segments were determined to be Fuels, Metals, Mining, Strategic Investments and Corporate. Previously, our CODM assessed performance and allocation of resources to three business segments and reporting units including Renewable Energy, Mining and Strategic Investments. Certain amounts have been reclassified to conform to the current period presentation on a comparable basis. The Company's strategic plans, executes and monitors each reporting segment and has dedicated personnel responsible for each reportable segment. Our Fuels Segment represents our lignocellulosic biomass into biointermediates for refining into renewable fuels. Our Metals Segment represents our recycling of electrification products. Our Mining Segment includes our gold and silver mining assets and related real estate. Our Strategic Investments Segment includes our investments in GenMat, Green Li-ion and SSOF and our Corporate Segment includes all other assets and general corporate costs. Mining revenue is from leasing mineral claims and other real estate.

Twelve-Months Ended December 31, 2023	Fuels	Metals	Mining	Strategic Investments	Corporate/Other	Total
Revenue	$—	$—	$1,014,776	$237,473	$22,200	$1,274,449

Depreciation and amortization	$885,070	$1,245,448	$165,731	$61,472	$119,804	$2,477,525

(Loss) income from operations	$(6,836,194)	$(1,855,549)	$(1,284,753)	$(3,176,886)	$548,945	$(12,604,437)

Change in fair value of derivative instruments	$—	$—	$405,000	$1,655,672	$(1,099,587)	$961,085

Gain (loss) on investments	$—	$—	$—	$25,034,875	$—	$25,034,875

Total other income (expense), net	$3,210	$—	$439,241	$25,055,208	$(2,366,970)	$23,130,689

Net income (loss)	$(6,832,984)	$(1,855,549)	$(845,512)	$21,878,323	$(1,818,026)	$10,526,252

Total Assets	$7,257,580	$11,797,921	$25,003,871	$57,082,301	$5,324,671	$106,466,344

Capital Expenditures	$68,582	$997,993	$736,595	$—	$15,895	$1,819,065

Twelve-Months Ended December 31, 2022	Fuels	Metals	Mining	Strategic Investments	Corporate/Other	Total
Revenue	$—	$—	$146,950	$—	$31,200	$178,150

Depreciation and amortization	$888,780	$1,180,300	$318,594	$684,116	$256,780	$3,328,570

Loss from operations	$(7,928,025)	$(1,180,300)	$(346,115)	$(1,843,510)	$(8,063,332)	$(19,361,282)

Change in fair value of derivative instruments	$—	$—	$(1,875,000)	$(6,069,888)	$217,250	$(7,727,638)

Impairment of intangible assets	$—	$—	$—	$—	$(338,035)	$(338,035)

Impairment of investments and note receivable, net recovery	$—	$—	$(2,452,788)	$(54,587)	$(736,275)	$(3,243,650)

Impairment of goodwill	$(2,202,275)	$—	$—	$—	$(10,586,396)	$(12,788,671)

Total other income (expense), net	$(2,196,608)	$—	$(4,394,679)	$(8,276,973)	$(12,508,717)	$(27,376,977)

Net income (loss)	$(10,124,633)	$(1,180,300)	$(4,740,794)	$(10,120,482)	$(20,572,050)	$(46,738,259)

Total Assets	$8,101,196	$10,618,187	$25,563,028	$60,536,258	$(4,764,910)	$100,053,759

Capital Expenditures	$—	$—	$—	$998,175	$15,895	$1,014,070

NOTE 20    RELATED PARTY TRANSACTIONS

The following related party transactions occurred during the years ended December 31, 2023 and 2022.

TRANSACTIONS INVOLVING SIERRA SPRINGS OPPORTUNITY FUND

On December 29, 2023, the Company and SSOF agreed to convert total advances into 3,880,556 shares of SSOF common stock (See Note 2, Investments). At December 31, 2023, the Company’s total investment in SSOF was recorded at a fair value of $19,045,000, representing 10,580,556 common shares, or 17.11% of the total SSOF outstanding common shares on a fully diluted, if converted basis.

The Company's executive chairman and chief executive officer co-founded SSOF and SSE, and serves as the chief executive officer of SSOF and as an executive of SSE along with a diverse team of qualified financial, capital markets, real estate and operational professionals that together govern, lead and manage SSOF and SSE. The $525,000 investment and 9,167,666 voting shares of our CEO and two of our directors represent 14.82% of total as converted SSOF common shares. The Company's chief executive officer has not received compensation from either SSOF or SSE.

SSOF is a qualified opportunity zone fund, that owns 100% of SSE, a qualified opportunity zone business. SSE and its subsidiaries own or control approximately 2,500 acres of land, a manufacturing facility, significant senior, junior and effluent water rights, sewer rights and also owns and operates the Silver Springs Regional Airport LLC. The substantial majority of these properties are contiguous and strategically located within immediate proximity of Highway 50, State Route 492, the Northern Nevada Industrial Center and the Tahoe Reno Industrial Center where companies like Tesla, Switch, Google, Microsoft, and Redwood Materials, amongst many others that are currently located, expanding or locating in this industrializing region.

TRANSACTIONS INVOLVING FLUX PHOTON CORPORATION (“FPC”)

On September 7, 2021, the Company closed on an asset purchase agreement (the “FPC Asset Purchase Agreement”) with Flux Photon Corporation (“FPC”), to acquire certain intellectual property and related photocatalysis laboratory equipment (the “FPC Assets”). The purchase price payable for the FPC Assets is $18,000,000 payable in cash to FPC at a rate equal to 20% of the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its now and hereafter-existing subsidiaries, until the purchase price of $18,000,000 has been fully paid. The Company assigned the FPC Assets to its wholly-owned Comstock IP Holdings subsidiary immediately after closing. On December 10, 2021, the FPC Asset Purchase Agreement was amended to provide for the payment by the Company of a $350,000 down payment against the purchase price, with a remaining performance-based cash payment of $17,650,000 required under the FPC Asset Purchase Agreement. The Company’s chief technology officer and the president of the Company's Comstock Fuels subsidiary are indirect beneficiaries of all payments made to FPC under the FPC Asset Purchase Agreement. The Company additionally agreed to appoint the Company's chief technology officer to the Company’s Board of Directors in connection with the Company’s acquisition of Comstock Innovations Corporation on September 7, 2021. We recognized an impairment loss of $338,035 on the FPC Assets in other income (expense) in the consolidated statement of operations during the year ended December 31, 2022 in the Fuels Segment.

On December 28, 2023, the Company amended the FPC Asset Purchase Agreement. The remaining purchase price payable for the Assets was $17,650,000, payable only from 20% of future cash flows defined as the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of Comstock Inc. and its now and hereafter-existing subsidiaries until the purchase prices has been fully paid. The 2023 amended FPC Asset Purchase Agreement reduced the purchase price payable to $16,850,000. On the date of the amendment, the Company paid $200,000 with the remaining balance of $16,650,000 payable to Flux from future cash flows and accounted for as an acquisition of intellectual property. Mr. Kreisler, a member of the Company's board of directors and the Company's chief technology officer, is also the owner of 100% of the outstanding common stock of Flux and as such was the indirect beneficiary of all payments made to Flux pursuant to the FPC Asset Purchase Agreement.

LEASE AND PURCHASE AGREEMENT FOR BATTERY RECYCLING FACILITY

Since 2021, LINICO, a majority-owned subsidiary of the Company, had a finance lease, as lessee, with AQMS, for the Manufacturing Facility. The chief financial officer of AQMS was on the Company's board of directors until he resigned effective as of April 5, 2023. On April 26, 2023, the Company closed on the purchase of AQMT, a subsidiary of AQMS, whose sole asset was the Facility, and paid $12.0 million due to AQMS, effectively taking full ownership of the Manufacturing Facility. The previously existing lease between LINICO and AQMS was terminated (see Note 9, Sale of Manufacturing

Facility). The Company purchased $782,500 in equipment from AQMS for the year ended December 31, 2022. This equipment was included in the sale of the Manufacturing Facility in 2023.

PURCHASE OF METAL RECYCLING FURNACE

On December 15, 2023, the Company and Dr. Fortunato Villamagna, president of Comstock Metals Corporation, signed an agreement in which Dr. Villamagna agreed to contribute a metal recycling furnace to the Company. The Company agreed to make payments for the metal recycling furnace totaling $375,000 from an amount not exceeding 20% of excess cash flow generated by Comstock Metals Corporation, defined as excess cash available after the satisfaction of all planned growth capital for Comstock Metals Corporation and the repayment of intercompany loans. At December 31, 2023, the metal recycling furnace is included in Properties, plant and equipment, net and the corresponding liability is included in other liabilities (long-term) on the consolidated balance sheet.

On March 1, 2023, the Company entered into a separate employment agreement with Dr. Villamagna which provides that he receive 20% of the equity of Comstock Metals Corporation vesting evenly over a five-year period (see Note 15, Stock-Based Compensation).

OTHER

The Company is currently assessing an agreement with an affiliate company of Kevin Kreisler, the Company’s director and chief technology officer, pursuant to which the Company would agree to acquire the majority of the issued and outstanding equity of a publicly traded entity in connection with the Company’s ongoing evaluation of various alternatives to monetize certain non-strategic assets. Pursuant to the agreement, Mr. Kreisler agreed to contribute his beneficial ownership interest in the entity to the Company for no additional consideration, and the Company agreed to reimburse certain transaction expenses of approximately $100,000 incurred by Mr. Kreisler. As of the year ended December 31, 2022, the Company had paid $100,000 to Mr. Kreisler. As of the year ended December 31, 2023, no agreement has been determined between the Company and the affiliated company of Mr. Kreisler. In 2023, the Company recognized expense of $42,000 that was paid to Mr. Kreisler for rental of office space.

Sierra Clean Processing LLC, a wholly owned subsidiary of SSOF, owns the building at 600 Lake Avenue, Silver Springs, Nevada which the Company entered into the Building Lease on August 15, 2023 (see Note 8, Leases). The Company's CEO is an executive and director of Sierra Clean Processing LLC.

NOTE 21    SUBSEQUENT EVENTS

On January 2, 2024 and on February 2, 2024, the Company paid $500,000, respectively, for a total $1.0 million to GenMat related to the make whole provision associated with the Company's common stock.

On January 2, 2024, the Company paid $250,000 to RenFuel K2B AB (“RenFuel”) for a bridge term loan, bearing interest at 7% per annum and maturing on February 15, 2024. On February 12, 2024, Comstock Fuels and RenFuel entered into an amendment to extend the deadlines to finalize the transaction documents to March 15, 2024, and the closing of the transactions to March 31, 2024 associated with the Company’s December 22, 2023 announced intention to advance the Company’s first commercial biorefinery and make a strategic $3,000,000 investment in RenFuel. These new transactions are in addition to the Exclusive License Agreement executed by RenFuel and Comstock Fuels on October 11, 2023, pursuant to which RenFuel granted Comstock Fuels an exclusive license to use RenFuel’s patented catalytic esterification and related technologies in North America, Central America, and South America.

On January 4, 2024, the Company's Compensation Committee of the Board of Directors determined that the criteria for both the performance and market share award units granted under the 2020 Plan were not sufficiently met and that the granted share awards shall be canceled, forfeited and terminated without issuance of any shares of the Company.

On January 5, 2024, the Company reacquired and retired the 2,605,322 shares of treasury stock, for cancellation upon receipt. The transaction reduced the Company’s outstanding shares from 117,862,081 to 115,256,759.

On January 11, 2024, for consideration to enter into the Kips Bay Note, the Company issued 308,931 restricted shares of its common stock equal to 3% of the principal amount of the Kips Bay Note, or $157,895 at $0.511 per share. On January 16, 2024, the Company issued an additional 180,210 registered shares of its common stock equal in value to 1.75% of the principal amount of the Kips Bay Note, or $92,105, also at $0.511 per share.

During January 2024, the Company invested $350,000 in SSOF at $1.80 per share increasing our equity ownership to 17.37%.

On February 1, 2024, the Company issued 75,080 shares of unregistered restricted common shares with a fair value of $36,822 to Alvin Fund in lieu of cash payment from interest under the Alvin Fund 2023 Note.

ITEM 9        CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A    CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2023.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company's internal control over financial reporting is effective at December 31, 2023 based on these criteria. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B    OTHER INFORMATION

During the quarter ended December 31, 2023, none of our directors or executive officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.

ITEM 9C    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information concerning our directors is set forth in our 2024 Definitive Proxy Statement and is incorporated herein by this reference.

Executive Officers of the Registrant

Information concerning our executive officers is included in Part I, Item 1, Business, of this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Information on compliance with Section 16(a) of the Exchange Act is set forth in our 2024 Definitive Proxy Statement and is incorporated herein by this reference.

Code of Ethics

Information concerning the code of ethics, or code of business conduct, is set forth in our 2024 Definitive Proxy Statement and is incorporated herein by this reference.

Nominating Procedures

Information concerning the nominating procedures is set forth in our 2024 Definitive Proxy Statement and is incorporated herein by this reference.

The Audit and Finance Committee

Information concerning the Audit and Finance Committee is set forth in our 2024 Definitive Proxy Statement and is incorporated herein by this reference.

The Audit and Finance Committee Financial Experts

Information concerning the Audit and Finance Committee Financial Experts is set forth in our 2024 Definitive Proxy Statement and is incorporated herein by this reference.

The Executive Compensation Committee

Information concerning the Executive Compensation Committee is set forth in our 2024 Definitive Proxy Statement and is incorporated herein by this reference.

The Corporate Governance Committee

Information concerning the Corporate Governance Committee is set forth in our 2024 Definitive Proxy Statement and is incorporated herein by this reference.

The Executive Committee

Information concerning the Executive Committee is set forth in our 2024 Definitive Proxy Statement and is incorporated herein by this reference.

Committee Charters

The full text of our Audit and Finance Committee charter, Executive Compensation Committee charter, Corporate Governance Committee charter and Executive Committee charter are published on and may be printed from our website at www.comstockinc.com and are also available from our corporate secretary upon request.

ITEM 11    EXECUTIVE COMPENSATION

Information on executive compensation is set forth in our 2024 Definitive Proxy Statement and is incorporated herein by this reference.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Information concerning the ownership of certain beneficial owners is set forth in our 2024 Definitive Proxy Statement and is incorporated herein by this reference.

Security Ownership of Management

Information on security ownership of directors and officers is set forth in our 2024 Definitive Proxy Statement and is incorporated herein by this reference.

Equity Compensation Plan Information

Information on equity compensation plans is set forth in our 2024 Definitive Proxy Statement and is incorporated herein by this reference.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

Information on certain relationships and related transactions and director independence is set forth in our 2024 Definitive Proxy Statement and is incorporated herein by this reference.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information on the principal accountant’s fees and services is set forth in our 2024 Definitive Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 15    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements and notes are filed as part of this annual report on Form 10K:

FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

EXHIBITS

The following are exhibits filed as part of the Company’s Form 10K for the year ended December 31, 2023:

Index to Exhibits

Exhibit Number	Exhibit

3.1
Articles of Incorporation (previously filed with Securities and Exchange Commission on June 2, 2022 as exhibit 3.1 to the Company's Current Form 8-K (file number 001-35200/film number 22988695) and incorporated herein by reference)

3.2
Amended and Restated Bylaws (previously filed with Securities and Exchange Commission on June 2, 2022 as exhibit 3.2 to the Company’s Current Report on Form 8-K (file number 001-35200/film number 22988695) and incorporated herein by reference)

10.2#
Comstock Inc. 2022 Equity Incentive Plan (previously filed with the Securities and Exchange Commission on April 15, 2022 as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A (file number 001-35200/film number 22828907) and incorporated herein by reference)

10.3#
Employment Agreement, dated as of April 21, 2010, between the Company and Corrado De Gasperis (previously filed with the Securities and Exchange Commission on April 26, 2010 as exhibit 10.1 to the Company’s Form 8-K (file number 000-32429/film number 10769447) and incorporated herein by reference)

10.4
Limited Liability Company Operating Agreement of Northern Comstock LLC, dated as of October 19, 2010 (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 10.5 to the Company’s Form 8-K (file number 000-32429/ film number 101134166) and incorporated herein by reference)

10.5
First Amendment to the Limited Liability Company Operating Agreement of Northern Comstock LLC, dated August 27, 2015 (previously filed with the Securities and Exchange Commission on August 27, 2015 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 151077115) and incorporated herein by reference)

10.6
Second Amendment to the Limited Liability Company Operating Agreement of Northern Comstock LLC, dated September 28, 2015 (previously filed with the Securities and Exchange Commission on October 23, 2015 as exhibit 10.1 to the Company's Form 10-Q (file number 001-35200/ film number 151173376) and incorporated herein by reference)

10.7#
Amendment to Employment Agreement dated November 2, 2012 (previously filed with the Securities and Exchange Commission on March 21, 2014 as exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (file number 001-35200/film number 14707727) and incorporated by reference herein)

10.8#
Amendment No. 2 To Employment Agreement dated January 31, 2014 (previously filed with the Securities and Exchange Commission on March 21, 2014 as exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (file number 001-35200/film number 14707727) and incorporated by reference herein)

10.38
Membership Interest Purchase Agreement, dated June 24, 2021, between Quantum Generative Materials LLC and Comstock Mining Inc. (previously filed with the Securities and Exchange Commission on June 28, 2021 as exhibit 10.1 to the Company’s Form 8-K (file number 001-35200/film number 211053603) and incorporated herein by reference)

10.39
Limited Liability Company Operating Agreement of Quantum Generative Materials LLC, dated June 24, 2021 (previously filed with the Securities and Exchange Commission on June 28, 2021 as exhibit 10.2 to the Company’s Form 8-K (file number 001-35200/film number 211053603) and incorporated herein by reference)

10.40
Securities Exchange Agreement, dated September 7, 2021 between Comstock Mining Inc., Plain Sight Innovations Corporation, Triple Point Asset Management LLC and Global Catalytic Disruptor Fund LLC (previously filed with Securities and Exchange Commission on September 9, 2021 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 21143134), and incorporated herein by reference)

10.41
Asset Purchase Agreement, dated September 7, 2021 between Comstock Mining Inc., and Flux Photon Corporation (previously filed with Securities and Exchange Commission on September 9, 2021 as exhibit 10.2 to the Company's Form 8-K (file number 001-35200/film number 21143134), and incorporated herein by reference)

10.42
Securities Exchange Agreement, dated July 23, 2021 between Comstock Mining Inc. and MANA Corporation (previously filed with Securities and Exchange Commission on July 29, 2021 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 211124379), and incorporated herein by reference)

10.47
Amended and Restated Asset Purchase Agreement, dated December 10, 2021 between Comstock Mining Inc., and Flux Photon Corporation (previously filed with Securities and Exchange Commission on December 16, 2021 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 211495448 and incorporated herein by reference)

10.48
Promissory Note, dated December 15, 2021 between Comstock Mining Inc. and GHF Inc. (previously filed with Securities and Exchange Commission on December 21, 2021 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 211509781 and incorporated herein by reference)

10.49
Promissory Note, dated October 25, 2022, between Comstock Inc. and Alvin Fund LLC (previously filed with Securities and Exchange Commission on March 16, 2023 as exhibit 10.49 to the Company's Form 10-K (file number 001-35200/film number 23738729 and incorporated herein by reference)

10.52
First Amendment to Second Amended and Restated Membership Interest Purchase Agreement dated May 11, 2023 (previously filed with Securities and Exchange Commission on May 15, 2023 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 23923059 and incorporated herein by reference)

10.53
Third Amended and Restated Membership Interest Purchase Agreement, dated June 30, 2023 (previously filed with Securities and Exchange Commission on July 6, 2023 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 231071455 and incorporated herein by reference)

10.54
Mineral Exploration and Mining Lease Agreement, dated June 30, 2023 (previously filed with Securities and Exchange Commission on July 6, 2023 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 231071513 and incorporated herein by reference)

10.55
Promissory Note, dated November 12, 2023, between Comstock Inc. and Alvin Fund LLC (previously filed with Securities and Exchange Commission on November 13, 2023 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 231399497 and incorporated herein by reference)

10.56
8.0% CONVERTIBLE PROMISSORY NOTE DUE MARCH 27, 2025, dated December 27, 2023 (previously filed with Securities and Exchange Commission on December 27, 2023 as exhibit 10.2 to the Company's Form 8-K (file number 001-35200/film number 231518383 and incorporated herein by reference)

10.58
Asset Purchase Agreement, dated December 28, 2023 (previously filed with Securities and Exchange Commission on December 29, 2023 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 231528044 and incorporated herein by reference)

10.59
Amendment to Convertible Note Term Sheet, dated December 22, 2023 (previously filed with Securities and Exchange Commission on December 27, 2023 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 231518451 and incorporated herein by reference)

10.60
Stock Redemption Agreement, dated December 19, 2023 (previously filed with Securities and Exchange Commission on December 26, 2023 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 231513556 and incorporated herein by reference)

10.61
Amendment to Convertible Note Term Sheet, February 12, 2024 (previously filed with Securities and Exchange Commission on February 14, 2024 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 24639438 and incorporated herein by reference)

21*	Subsidiaries

23.1*	Consent of Assure CPA, LLC

23.2*	Consent of Behre Dolbear & Company (USA) Inc.

24*	Powers of Attorney (included on signature page)

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

96.1
Technical Report Summary of the Dayton Consolidated Project (previously filed with Securities and Exchange Commission on March 16, 2023 as exhibit 96.1 to the Company's Form 10-K (file number 001-35200/film number 23738729 and incorporated herein by reference)

97.1*	Comstock Inc. Clawback Policy

101*	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2023, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the fiscal years ended December 31, 2023 and 2022, (ii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2023 and 2022, (iii) the Consolidated Balance Sheets at December 31, 2023 and 2022, (iv) the Consolidated Statements of Changes in Equity for the fiscal years ended December 31, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2023 and 2022 and (vi) the Notes to Consolidated Financial Statements
* Filed herewith.
# Management contract or compensatory plan.

ITEM 16    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

COMSTOCK INC.

By: /s/ CORRADO DE GASPERIS
CORRADO DE GASPERIS
Executive Chairman
Chief Executive Officer
(Principal Executive
Principal Financial Officer)
Date: February 27, 2024

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

Signature	Title	Date

/s/ CORRADO DE GASPERIS	Executive Chairman, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer	February 27, 2024
CORRADO DE GASPERIS
/s/ MATTHEW J. BIEBERLY	Principal Accounting Officer	February 27, 2024
MATTHEW J. BIEBERLY
/s/ KEVIN KREISLER	Director	February 27, 2024
KEVIN KREISLER
/s/ LEO M. DROZDOFF	Director	February 27, 2024
LEO M. DROZDOFF
/s/ WALTER A. MARTING, JR.	Director	February 27, 2024
WALTER A. MARTING, JR.
/s/ WILLIAM J. NANCE	Director	February 27, 2024
WILLIAM J. NANCE
/s/ KRISTIN SLANINA	Director	February 27, 2024
KRISTIN SLANINA
/s/ GUEZ J. SALINAS	Director	February 27, 2024
GUEZ J. SALINAS