Form 10-Q
period 2024-03-31
Comstock Inc.
filed 2024-04-29
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

The number of shares outstanding of Common Stock, $0.000666 par value per share, on April 26, 2024 was 138,245,070.

This page intentionally left blank.

COMSTOCK INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties, many of which are unforeseeable and beyond our control and could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and the following: adverse effects of climate changes or natural disasters; adverse effects of global or regional pandemic disease spread or other crises; global economic and capital market uncertainties; the speculative nature of gold or mineral exploration, and cadmium, silver, steel, aluminum, copper and other metal recycling, including risks of diminishing quantities or grades of qualified resources; operational or technical difficulties in connection with exploration, metal recycling, processing or mining activities; costs, hazards and uncertainties associated with precious and other metal based activities, including environmentally friendly and economically enhancing clean mining and processing technologies, precious metal exploration, resource development, economic feasibility assessment, environmental reclamations and cash generating mineral production; costs, hazards and uncertainties associated with metal recycling, processing or mining activities; contests over our title to properties; potential dilution to our stockholders from our stock issuances, recapitalization and balance sheet restructuring activities; potential inability to comply with applicable government regulations or law; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays; challenges to, or potential inability to, achieve the benefits of business opportunities, including research and development stage activities that may be presented to, or pursued by, us, including those involving developing decarbonizing energy technologies, quantum computing and generative artificial intelligence supported advanced materials development, development of cellulosic technology in bio-fuels and related material production; commercialization of cellulosic technology in bio-fuels and generative artificial intelligence development services; ability to successfully identify, finance, complete and integrate acquisitions, joint ventures, strategic alliances, collaborative research and development agreement, business combinations, asset and equity investment sales, and investments that we may be party to in the future; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to capital constraints; equipment failures; fluctuation of prices for gold or certain other commodities (such as silver, cadmium, steel, aluminum, copper, silica, cyanide, water, diesel, gasoline and alternative fuels and electricity); changes in generally accepted accounting principles; adverse effects of war, mass shooting, terrorism and geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies, equipment and raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to satisfy debt and lease obligations; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the Securities and Exchange Commission; potential inability to list our securities on any securities exchange or market or maintain the listing of our securities; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows, or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as may be required by securities or other law, we undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events, or otherwise.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

COMSTOCK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2024	December 31, 2023
ASSETS

Current Assets:
Cash and cash equivalents	$466,976	$3,785,577
Investments	18,912,985	18,912,985
Notes receivable and advances, net - current portion	250,000	—
Derivative assets	240,478	—
Assets held for sale - mineral rights and properties	1,321,297	—
Prepaid expenses and other current assets	907,422	484,577
Total current assets	22,099,158	23,183,139

Non-current Assets:
Investments	32,450,985	31,260,928
Mineral rights and properties	11,980,716	13,302,013
Properties, plant and equipment, net	15,205,401	15,204,030
Deposits	411,268	411,268
Reclamation bond deposit	2,884,518	2,850,518
Notes receivable and advances, net	980,291	980,291
Intangible assets, net	15,362,658	15,866,032
Finance lease - right of use asset, net	2,912,533	2,923,766
Other assets	617,694	484,359
Total non-current assets	82,806,064	83,283,205

TOTAL ASSETS	$104,905,222	$106,466,344

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	March 31, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,023,279	$1,333,980
Accrued expenses and other liabilities	3,250,300	2,283,986
Deposits	410,100	410,100
Deferred revenue	1,269,022	78,495
Derivative liabilities	5,493,325	5,400,128
Finance lease - right of use lease liability	370,201	838,676
Debt, net - current portion	2,975,314	4,495,660
Total current liabilities	14,791,541	14,841,025

Long-term Liabilities:
Reclamation liability	5,706,843	5,606,681
Finance lease - right of use lease liability, long-term portion	459,854	—
Deferred revenue	—	1,156,250
Debt, net - long-term portion	7,943,057	5,355,062
Other liabilities	2,003,925	1,230,154
Total long-term liabilities	16,113,679	13,348,147

TOTAL LIABILITIES	30,905,220	28,189,172

COMMITMENTS AND CONTINGENCIES (Notes 9 and 14)

Stockholders' Equity
Preferred Stock $0.000666 par value, 50,000,000 shares authorized, no shares issued	—	—
Common stock $0.000666 par value, 245,000,000 shares authorized, 122,615,150 and 117,862,081 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	81,691	78,405
Treasury stock 0 and 2,605,322 shares, at cost, at March 31, 2024 and December 31, 2023, respectively	—	(3,360,867)
Additional paid-in capital	362,993,642	363,889,245
Accumulated deficit	(289,231,023)	(282,329,611)
Total equity - Comstock Inc.	73,844,310	78,277,172
Non controlling interest	155,692	—
Total stockholders' equity	74,000,002	78,277,172
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$104,905,222	$106,466,344

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023

Revenue	$425,951	$30,750

Operating expenses:
Selling, general and administrative expenses	3,527,524	3,386,972
Research and development	892,013	1,268,379
Depreciation & amortization	655,977	631,041
Gain on sale of Facility	—	(178,193)
Total operating expenses	5,075,514	5,108,199

Loss from operations	(4,649,563)	(5,077,449)

Other Income (Expense)
Interest expense	(818,661)	(615,178)
Interest income	74,491	45,857
Change in fair value of derivative instruments	(756,118)	698,595
Loss on conversion of debt	(193,523)	(270,456)
Other income (expense)	(574,946)	(463,111)
Total other income (expense), net	(2,268,757)	(604,293)

Net loss	(6,918,320)	(5,681,742)

Net loss attributable to noncontrolling interests	(16,908)	(12,805)

Net loss attributable to Comstock Inc.	$(6,901,412)	$(5,668,937)

Earnings per Share - Basic and Diluted:
Net loss per share - basic and diluted	$(0.06)	$(0.06)

Weighted average common shares outstanding, basic and diluted	117,135,048	94,715,215

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock Amount	Non-Controlling Interest	Total
	Shares	Amount
BALANCE - January 1, 2023	91,442,018	$60,660	$348,390,556	$(291,491,432)	$(3,360,867)	$2,764,542	$56,363,459

Issuance of common stock	6,090,276	4,056	2,145,944	—	—	—	2,150,000
Common stock issuance costs	—	—	(607,620)	—	—	—	(607,620)
Issuance of common stock for stock issuance costs	963,445	642	349,358	—	—	—	350,000
Issuance of common stock for conversion of debt and accrued interest	4,539,413	3,023	1,659,700	—	—	—	1,662,723
Employee and director share-based compensation	—	120	126,168	—	—	—	126,288
LINICO dividends earned by AQMS not distributed	—	—	—	—	—	(44,703)	(44,703)
Net loss	—	—	—	(5,668,937)	—	(12,805)	(5,681,742)
BALANCE - March 31, 2023	103,035,152	$68,501	$352,064,106	$(297,160,369)	$(3,360,867)	$2,707,034	$54,318,405

BALANCE - January 1, 2024	117,862,081	$78,405	$363,889,245	$(282,329,611)	$(3,360,867)	$—	$78,277,172

Issuance of common stock	4,102,697	2,732	1,460,978	—	—	—	1,463,710
Common stock issuance costs	—	—	(225,120)	—	—	—	(225,120)
Issuance of common stock for stock issuance costs	250,000	167	84,833	—	—	—	85,000
Issuance of common stock for debt issuance costs	489,141	326	249,674	—	—	—	250,000
Issuance of common stock for conversion of debt and accrued interest	2,276,944	1,516	893,257	—	—	—	894,773
Issuance of common stock in lieu of payment of interest	239,609	160	116,443	—	—	—	116,603
Retirement of treasury shares (2,605,322 shares)	(2,605,322)	(1,735)	(3,359,132)	—	3,360,867	—	—
Employee and director share-based compensation	—	120	56,064	—	—	—	56,184
Non-controlling interest vesting of shares in subsidiary	—	—	(172,600)	—	—	172,600	—
Net loss	—	—	—	(6,901,412)	—	(16,908)	(6,918,320)
BALANCE - March 31, 2024	122,615,150	$81,691	$362,993,642	$(289,231,023)	$—	$155,692	$74,000,002

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(6,918,320)	$(5,681,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	643,312	620,548
Amortization of finance leases	11,233	10,493
Amortization on discount associated with finance leases	24,321	195,712
Amortization of debt discount and other debt-related items	522,107	252,370
Accretion of reclamation liability	100,162	92,086
Gain on sale of property	—	(178,193)
Loss on conversion of debt	193,523	270,456
Employee and director share based compensation	56,184	126,288
Change in fair value of derivative instruments	756,118	(698,595)
Share of net loss of equity-method investments	575,904	465,165
Interest expense paid with common stock	116,603	—
Other	9,557	(12,240)

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(422,845)	(130,029)
Deposits - asset	—	289,485
Other assets	(142,895)	100,948
Accounts payable	(96,069)	(123,119)
Accrued expenses and other liabilities	502,737	450,961
Other	237,772	100,000
Net cash used in operating activities	(3,830,596)	(3,849,406)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of mineral rights and property, plant and equipment	(355,939)	(788,059)
Payments on contractual commitments associated with derivatives	(1,500,000)	(1,775,000)
Investment in Sierra Springs Opportunity Fund, Inc.	(480,000)	—
Advance to RenFuel K2B AB	(250,000)	—
Advances to Sierra Springs Opportunity Fund, Inc.	—	(550,000)
Proceeds from sale of leased facility and related assets	—	11,000,000
Other	(34,000)	(19,447)
Net cash provided by (used in) investing activities	(2,619,939)	7,867,494

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on financing leases	(41,656)	(326,984)
Proceeds from the issuance of common stock	1,463,710	2,150,000
Principal payments on debt	(150,000)	—
Issuances of debt	2,000,000	—
Common stock issuance costs	(140,120)	(257,620)

	Three Months Ended March 31,
	2024	2023
Net cash provided by financing activities	3,131,934	1,565,396
Net increase (decrease) in cash and cash equivalents	(3,318,601)	5,583,484
Cash and cash equivalents at beginning of period	3,785,577	2,521,772
Cash and cash equivalents at end of period	$466,976	$8,105,256

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common shares for debt conversion and accrued interest	$894,773	$1,662,723
Issuance of common shares with debt	$250,000	$—
Investment acquired with payable	$1,285,961	$—
Issuance of common shares for due diligence and commitment fees	$85,000	$350,000

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

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Comstock Inc. and its wholly owned subsidiaries. Intercompany transactions have been eliminated. The condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Operating results for the three months ended March 31, 2024 may not be indicative of full year 2024 results.

In management's opinion, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of March 31, 2024, and our results of operations, changes in equity and cash flows for the three months ended March 31, 2024 and 2023.

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Financial Statements are prepared on the going concern basis of accounting that assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has cumulative net losses from operations and an accumulated deficit of $289.2 million at March 31, 2024. For the three months ended March 31, 2024, the Company recognized a net loss of $6.9 million and cash and cash equivalents decreased by $3.3 million from $3.8 million at December 31, 2023 to $0.5 million at March 31, 2024. The Company intends to fund our operations over the next twelve months from (i) existing cash and cash equivalents, (ii) lease revenues (iii) sales of engineering services and technology licenses, and (iv) planned sale of investment and other non-strategic assets, including mineral property. Based on these expected funding sources, management believes the Company will have sufficient funds to sustain our operations and meet our contractual and investment commitments during the 12 months following the date of issuance of the Consolidated Financial Statements included herein. While the Company has been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, borrowings, asset sales and other means, there is no assurance the Company will be able to sell additional assets timely and/or obtain additional equity capital or other financing, if needed. Risks to our liquidity include future operating expenditures above management’s expectations, including but not limited to exploration, pre-development, research and development, selling, general and administrative, investment related expenditures, the sale of the Silver Springs Properties, and amounts to be raised from the issuance of equity under our existing shelf registration statement. Declines in the share price of our common stock would also adversely affect our results of operations, financial condition and cash flows and available liquidity. If the Company is unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about our ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or investments, or sell certain assets or businesses. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner, or at all.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the 2024 financial statement presentation. Reclassifications had no effect on net income (loss) or cash flows as previously reported.

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

NOTE 2        INVESTMENTS

Summary of Investments

At March 31, 2024 and December 31, 2023, our non-current investments include:

	March 31, 2024		December 31, 2023
Equity Method Investments:	Investment	Ownership %	Investment	Ownership %
Quantum Generative Materials LLC	$11,040,559	48.19%	$11,606,763	48.19%
Pelen Limited Liability Company	599,465	25.00%	609,165	25.00%
Investment in research and development company	1,285,961	40.00%	—	—%
Total equity method investments	12,925,985		12,215,928

Measurement Alternative Investments:
Green Li-ion Pte. Ltd.	18,912,985	13.34%	18,912,985	13.34%
Sierra Springs Opportunity Fund, Inc.	19,525,000	17.46%	19,045,000	17.11%
Total measurement alternative investments	38,437,985		37,957,985

Total investments	51,363,970		50,173,913
Less: current investments	(18,912,985)		(18,912,985)
Long-term investments	$32,450,985		$31,260,928

Summary financial information for affiliated companies (20% to 50%-owned) accounted for by the equity method for the periods presented, compiled from the equity investee's financial statements and reported on a one quarter lag is as follows:

	March 31, 2024	December 31, 2023
Current assets	$724,299	$665,765
Non-current assets	4,892,826	6,260,818
Current liabilities	2,819	—
Non-current liabilities	100,763	—

	Three months ended
	March 31, 2024	March 31, 2023
Revenues	16,700	17,450
Gross Profit	16,700	17,450

Net loss	$(1,548,677)	$(1,269,167)
Net loss attributable to Comstock Inc.	$(575,904)	$(465,165)

Upon acquisition, management determined that the excess of our investment values over the net assets of the individual equity method investees was comprised of goodwill. At March 31, 2024 and December 31, 2023, non-current assets in the summarized financial information in the table above include the equity investees’ investment in, and derivative asset associated with, the Company's common stock of $2.2 million and $3.7 million, respectively. The table above does not include the research and development company as of March 31, 2024 and for the three months ended March 31, 2024 due to the one quarter lag.

Investment in Quantum Generative Materials LLC

On June 24, 2021, we invested in the equity of Quantum Generative Materials LLC “GenMat”, and we received 465,000 membership units and committed $5,000,000 in cash and $10,000,000 in guaranteed stock value for a total of $15,000,000 for the initial seed investment and committed an additional $35,000,000 based upon GenMat’s realization of key development milestones, for up to 50% ownership of GenMat (see Note 15, Subsequent Events). Through March 31, 2024, we paid a total of $14,050,000 consisting of the full $5,000,000 cash commitment and $9,050,000 against the make-whole for the deficiency in the common stock value. During the three months ended March 31, 2024 and 2023, the Company paid $1,500,000 and $1,200,000, respectively, against the make-whole for the deficiency in common stock value.

For the three months ended March 31, 2024 and 2023, the Company recorded $566,204 and $443,622, respectively, in equity loss from affiliates for our investment in GenMat at 37.5% of voting rights since 165,000 membership units were not vested as of March 31, 2024. Through March 31, 2024, the Company has not made additional investments against the additional $35.0 million investment commitment because the Company and GenMat are finalizing the commitments associated with the first investment tranche and the related development milestones.

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

Investment in Pelen LLC

On April 24, 2020, the Company completed its acquisition of 25% of the total membership interests in Pelen LLC (“Pelen”) for $602,500. The Company recorded $9,700 and $21,543, respectively, in equity loss from affiliates for Pelen for the three months ended March 31, 2024 and 2023.

Other Investment

On March 1, 2024, the Company entered into Securities Purchase Agreement (the “Developer Securities Purchase Agreement”) with an unaffiliated research and development company (“Developer”) under which the Company agreed to purchase 4,000,000 shares of common stock of the Developer, corresponding to 40% of Developer's fully-diluted issued and outstanding capital stock, for $1,500,000. Concurrently and in connection with the entity into the Developer Securities Purchase Agreement, the Company and Developer entered into Development Services Agreement (“DSA”) for purposes of conducting certain research and development work. The purchase price payable by the Company pursuant to the Developer Securities Purchase Agreement will be paid on the following schedule:

Phase 1
•$100,000 on March 1, 2024;
•$20,000 per month from March 1, 2024 to completion of the first project under the DSA; and
•$205,000 on completion of the first project under the DSA.

After completion of Phase 1
•$30,000 per month until fully paid; and
•$205,000 on completion of the first six projects under the DSA.

Since the payments are not interest bearing, the Company calculated the implied interest of $214,039 on the future cash payments using an interest rate of 9.76% which was recorded as a discount on initial investment of $1.5 million and will be recognized over the payment term. As of March 31, 2024, the Company recorded an investment in the Developer of $1,285,961 in our condensed consolidated balance sheets.

Investment in Green Li-ion

As part of our acquisition of a majority ownership of LINICO on December 30, 2021, we acquired 37,162 preferred shares of Green Li-ion Pte, Ltd. (“Green Li-ion”). On September 12, 2023, LINICO received gross proceeds of $795,510, net of commission fees of $15,910, from the sale of 1,500 Green Li-ion preferred shares for $530.34 per share and recorded a realized gain of $597,248 included in gain (loss) from investments in the consolidated statements of operations. In connection with this sale, the Company valued the remaining 35,662 Green Li-ion preferred shares it holds using the cash rate of $530.34 per share which resulted in recognition of an unrealized gain on investment of $14,577,627 in 2023. The Company intends to sell the remaining Green Li-ion preferred shares over the next twelve months.

Investment in Sierra Springs Opportunity Fund Inc.

During 2019, the Company invested $335,000 for 6,700,000 shares of Sierra Springs Opportunity Fund Inc (“SSOF”) common stock. From 2020 through November 2023, the Company advanced $6,985,000 to SSOF and its subsidiary for the purpose of purchasing land, payments for deposits on land and payments for an option on land and water rights purchases. On December 29, 2023, the Company and SSOF agreed to convert total advances into 3,880,556 shares of SSOF common stock. The conversion rate of $1.80 per share was determined to be the fair value of a share of SSOF common stock based on cash sales of SSOF common shares and increased value of SSOF’s underlying real estate assets. The Company’s initial investment of SSOF common shares in 2019 were revalued at $1.80 per common shares resulting in recognition of an unrealized gain on investment of $11,725,000 in 2023.

At December 31, 2023, the Company’s total investment in SSOF consists of 10,580,556 common shares, or 17.11% of the total SSOF outstanding common shares on a fully diluted, if converted basis. In the first quarter of 2024, the Company invested $480,000 in SSOF at $1.80 per share increasing our equity ownership in SSOF to 10,847,222 common shares, or 17.46% at March 31, 2024.

The Company's chief executive officer is an executive of SSOF. Management concluded that SSOF is a variable interest entity of the Company because the Company has both operational and equity risk related to SSOF, and SSOF currently has insufficient equity at risk. Management also concluded that the Company is not the primary beneficiary of SSOF because no one individual or entity has unilateral control over significant decisions and decisions require the consent of all investors. As the Company is not the primary beneficiary, SSOF is not consolidated.

NOTE 3        NOTES RECEIVABLE AND ADVANCES, NET

Notes receivable and advances at March 31, 2024 and December 31, 2023 include:

	March 31, 2024	December 31, 2023
Current portion
RenFuel K2B AB note receivable	$250,000	$—
Total notes receivable and advances, current portion	250,000	—

Non-current portion
Daney Ranch note receivable	980,291	980,291
Total notes receivable and advances, non-current portion	$980,291	$980,291

RenFuel K2B AB (“RenFuel”)

On January 2, 2024, the Company paid $250,000 to RenFuel for a bridge term loan, bearing interest at 7% per annum and matured on February 15, 2024. The Company plans to make a $3.0 million investment in RenFuel as part of our first commercial biorefinery (see Note 15, Subsequent Events).

NOTE 4        PROPERTY, PLANT AND EQUIPMENT, NET AND MINERAL RIGHTS

Properties, plant and equipment at March 31, 2024 and December 31, 2023 include the following:

	March 31, 2024	December 31, 2023
Land	$6,328,338	$6,328,338
Real property leased to third parties	1,037,049	1,037,049
Property, plant and equipment for mineral processing	27,644,745	27,644,745
Other property and equipment	7,535,500	7,394,191
Accumulated depreciation	(27,340,231)	(27,200,293)
Total property, plant and equipment, net	$15,205,401	$15,204,030

During the three months ended March 31, 2024 and March 31, 2023, we recognized depreciation expense of $139,938 and $120,097, respectively. At March 31, 2024 and December 31, 2023, the Company had $402,931 of property, plant and equipment that were not yet placed in service and have not yet been depreciated.

Mineral Rights and Properties

Our properties at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Comstock Mineral Estate	$10,842,716	$12,164,013
Other mineral properties	317,405	317,405
Water rights	820,595	820,595
Total mineral rights and properties	$11,980,716	$13,302,013

The Comstock Mineral Estate includes all of the Company's resource areas and exploration targets. During the three months ended March 31, 2024 and 2023, we did not record any depletion expense, as none of the properties are currently in production. All of our mineral exploration and mining lease payments are classified as selling, general and administrative expenses in the condensed consolidated statements of operations.

On June 30, 2023, the Company signed a Mineral Exploration and Mining Lease Agreement (the “Mining Lease”) with Mackay Precious Metals Inc. (“Mackay”). The Mining Lease provides a twenty-year term granting Mackay the rights to conduct exploration on certain of the Company’s mineral properties in Storey County, Nevada. Mackay paid a lease initiation fee of $1,250,000 and made their first two quarterly lease payments totaling $875,000, with quarterly lease payments of $375,000 for the next three and a half years, and then quarterly lease payments of $250,000 thereafter. In addition, Mackay will reimburse carrying costs for the mineral properties, and will pay a 1.5% Net Smelter Returns (“NSR”) royalty from eventual mine production from the mineral properties. Mackay also committed to exploration expenditures of $1,000,000 per year on a cumulative basis, and increasingly detailed technical reports after the first five, ten, and fifteen years.

We determined that the Mining Lease initiation fee of $1,250,000 should be recognized as revenue ratably over the term of the Mining Lease and quarterly lease payments will be recognized as revenue in the period received. For the three months ended March 31, 2024, we recorded revenue of $390,625 which includes the quarterly lease payments of $375,000 and amortization of the lease initiation fee of $15,625. No revenue was recorded the first quarter of 2023. As of March 31, 2024, $1,203,125 of deferred revenue for the initiation fee remains, is recorded as current deferred revenue in our condensed consolidated balance sheet.

In the first quarter of 2024, the Company committed a plan to sell the membership interest, including the mineral rights, in Comstock Northern Exploration LLC. As of March 31, 2024, assets held for sale include mineral rights with a balance of $1,321,297.

In March 2023, the Company acquired senior water rights (50 acre feet) and junior water rights (16 acre feet) on one of its existing properties for $730,595.

NOTE 5        INTANGIBLE ASSETS

The Company’s intangible assets at March 31, 2024 and December 31, 2023 include the following:

Description	Estimated Economic Life	March 31, 2024	December 31, 2023

Developed technologies	10 years	$19,582,402	$19,582,402
License agreements	10 years	510,752	510,752
Customer agreements	1 year	122,885	122,885
Distribution agreements	8 years	19,733	19,733
Trademarks	10 years	7,000	7,000
Accumulated amortization		(4,880,114)	(4,376,740)
Intangible assets, net		$15,362,658	$15,866,032

Accumulated amortization as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Developed technologies	$4,603,141	$4,113,045
License agreements	144,271	131,917
Customer agreements	122,885	122,885
Distribution agreements	8,242	7,493
Trademarks	1,575	1,400
Accumulated amortization	$4,880,114	$4,376,740

For the three months ended March 31, 2024 and 2023, amortization expense related to intangible assets was $503,374 and $500,451, respectively.

Future minimum amortization expense is as follows at March 31, 2024:

Remainder of 2024	$1,490,125
2025	1,993,499
2026	1,993,499
2027	1,993,499
2028	1,993,499
Thereafter	5,898,537
$15,362,658

Changes in the intangible assets balances for the three months ended March 31, 2024 and 2023, are presented below:

	As of December 31, 2023	Additions	Impairment	Amortization	As of March 31, 2024
Intangible assets	$20,242,772	$—	$—	$—	$20,242,772
Accumulated amortization	(4,376,740)	—	—	(503,374)	(4,880,114)
Total intangible assets and goodwill	$15,866,032	$—	$—	$(503,374)	$15,362,658

	As of December 31, 2022	Additions	Impairment	Amortization	As of March 31, 2023
Intangible assets	$20,042,772	$—	$—	$—	$20,042,772
Accumulated amortization	(2,379,091)	—	—	(500,451)	(2,879,542)
Total intangible assets and goodwill	$17,663,681	$—	$—	$(500,451)	$17,163,230

The Company is party to three license agreements (collectively, the “AST License Agreements”) with American Science and Technology Corporation (“AST”), pursuant to which the Company agreed to license certain intellectual property of AST for use at three facilities in exchange for three facility-specific license fees of $500,000 each, and a royalty fee equal to 1.0% of the gross revenue of each of the first three licensed facilities.

On December 28, 2023, the Company entered into an amendment (the “2023 FPC Asset Purchase Agreement Amendment”) with Flux Photon Corporation (“FPC”) to amend that certain Asset Purchase Agreement, dated on September 7, 2021, and amended on December 10, 2021 (as amended, the “FPC Asset Purchase Agreement”). Pursuant to the FPC Asset Purchase Agreement, the Company acquired certain intellectual property and related photocatalysis laboratory equipment (the “FPC Assets”). The original purchase price included a payable for the FPC Assets of $17,650,000, payable only from 20% of future cash flows defined as the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its now and hereafter-existing subsidiaries until the purchase prices has been fully paid. The 2023 FPC Asset Purchase Agreement Amendment reduced the purchase price payable to FPC to $16,850,000. On December 28, 2023, the Company paid $200,000 with the remaining balance of $16,650,000 payable to FPC from future cash flows and accounted for as an acquisition of intellectual property. Mr. Kreisler, a member of the Company's board of directors and the Company's chief technology officer, is also the owner of 100% of the outstanding common stock of FPC and as such was the indirect beneficiary of all payments made to FPC pursuant to the FPC Asset Purchase Agreement (see Note 14, Related Party Transactions).

NOTE 6        ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Accrued interest expense	$65,320	$52,500
Accrued payroll and related costs	709,626	798,827
Accrued incentive compensation	1,641,544	1,332,169
Accrued vendor liabilities	307,353	53,088
Payable to research and development company	368,090	—
Other accrued expenses	158,367	47,402
Total accrued expenses	$3,250,300	$2,283,986

On July 1, 2022, the Board of Directors of the Company approved a performance objective based, cash incentive compensation plan for executives of the Company, with the potential to earn a performance bonus of up to 100% of base salary. For the three months ended March 31, 2024 and 2023, the Company expensed $309,375 and $232,031, respectively, for accrued incentive compensation in the condensed consolidated financial statements. As of March 31, 2024, accrued incentive compensation of $1,641,544 consists of the remaining $1,332,169 incentive accrual for 2023 expected to be paid in 2024 and $309,375 of the estimated 2024 incentive accrual expected to be paid in 2025.

As of March 31, 2024, the payable to Developer of $368,090 consists of short term payments due under the Securities Purchase Agreement dated March 1, 2024, between the Company and Developer (see Note 2, Investments).

NOTE 7        LEASES

The Company has the following lease balances recorded on the condensed consolidated balance sheets as follows:

Lease Assets and Liabilities	Classification	March 31, 2024	December 31, 2023
Finance lease right-of-use asset	Finance lease - right to use asset, net	$2,912,533	$2,923,766
Operating lease right-of-use asset	Other assets - noncurrent	228,059	237,617
Total right of use assets		$3,140,592	$3,161,383

Operating lease liability - current	Accrued expenses and other liabilities	$39,146	$37,401
Operating lease liability - long-term	Other liabilities	194,695	205,154
Finance lease liability, current portion	Finance lease - Right of use lease liability	370,201	838,676
Finance lease liability	Finance lease - Right of use lease liability, non-current portion	459,854	—
Total lease liabilities		$1,063,896	$1,081,231

The Company has the following lease costs recorded in the condensed consolidated statements of operations as follows:

	Three months ended
	March 31, 2024	March 31, 2023
Finance lease cost:
Amortization of right-of-use assets	$11,233	$10,493
Interest on lease liabilities	24,321	195,712
Operating lease cost	17,433	2,525
Total lease cost	$52,987	$208,730

Other information
Operating cash flows from operating leases	$16,590	$2,475
Financing cash flows from finance leases	$—	$—

The Company has the following weighted average remaining lease terms and discount rates for our finance and operating leases:

	March 31, 2024	March 31, 2023
Weighted-average remaining lease term - finance leases	0.08	1.08
Weighted-average remaining lease term - operating leases	4.37	4.51
Weighted-average discount rate - finance leases	8.0%	6.0%
Weighted-average discount rate - operating leases	13.2%	11.0%

Finance Lease

Facility Lease

During the three months ended March 31, 2023, the Company received $6.0 million toward the sale of a leased facility and all the related equipment, of which the facility portion of the sale ultimately closed in August 2023 at which time the Company recognized a gain of $7.3 million. In connection with a portion of the $6.0 million received associated with the equipment, the Company recognized a gain of $178,193 on the sale of that equipment during the three month period ended March 31, 2023.

AST Asset Purchase Agreement

On April 16, 2021, the Company entered into an asset purchase agreement (the “AST Asset Purchase Agreement”) with AST. Concurrently and in connection with the entry into the AST Asset Purchase Agreement, the Company and AST entered into the AST License Agreements (see Note 5, Intangible Assets). The AST License Agreements provided for full use of the facility and all machinery and equipment located therein until April 30, 2022. Under the AST Asset Purchase Agreement, the Company agreed to acquire substantially all of AST’s assets in exchange for $3,500,000 due on April 30, 2024 in addition to $35,000 per month from May 1, 2022 to April 30, 2024 (see Note 15, Subsequent Events). Beginning May 1, 2022, the AST Asset Purchase Agreement provides for full access and use of the AST assets until all payments are made and title transfers to the Company. Of the amounts paid under this agreement, a portion is associated with the acquired machinery and equipment and recognized as research and development expense in the condensed consolidated statements of operation. During the three months ended March 31, 2024 and 2023, the Company recognized $79,935 and $79,935, respectively, of research and development expense.

Haywood Quarry Acquisition and Lease Agreement

On April 7, 2022 and amended on November 7, 2022, the Company entered into a purchase agreement (the “Haywood Purchase Agreement”) with Decommissioning Services LLC (“Decommissioning Services”) to purchase Haywood quarry and industrial property (the “Haywood Property”) for $2.1 million, payable in $50,000 of cash and 1,500,000 common shares of the Company with a total value of $2,295,000. The Haywood Property represents approximately 190 industrial acres in Lyon County, Nevada, and part of one of the larger industrial parks in Lyon County. The property has power, water and direct highway access. The Company plans to employ a portion of the property for the storage of end-of-life electrification products.

The closing of the Haywood Purchase Agreement is contingent on liquidation of the shares and receipt of the full purchase price by Decommissioning Services. Comstock Exploration agreed to make up any shortfall if the proceeds from the sale of the shares plus the deposit are less than $2.1 million, and Decommissioning Services agreed to refund any excess proceeds. This contractual stock consideration has been recorded as a derivative on the consolidated balance sheets. For the three months ended March 31, 2024 and 2023, Comstock Exploration paid Decommissioning Services $0 and $200,000, respectively, which resulted in a decrease in contractual stock consideration (see Note 11, Fair Value Measurements).

During the period between execution of the Haywood Purchase Agreement and closing, Decommissioning Services leases the Haywood Property to Comstock Exploration for no additional consideration, providing exclusive rights to access, use or sublease portions of the Haywood Property, to obtain permits and prepare the property for its intended purpose, including improvements. If the conditions for closing are not satisfied by June 30, 2025, the Haywood Purchase Agreement will terminate and Decommissioning Services will retain a total of $400,000 in rental fees for use of the Haywood Property. During this lease period, Comstock Exploration will pay Decommissioning Services a 2% royalty of the sales price of any gravel, aggregate, or rock products produced and sold from the Haywood Property, excluding the removal of materials that have been pledged to a third-party for improvements made (see Note 15, Subsequent Events).

Operating Leases

On August 15, 2023, the Company, as lessee, signed a Real Estate and Building Lease Agreement (the “SCP Building Lease”) with Sierra Clean Processing LLC (“SCP”) to lease real property and improvements located in Silver Springs, Nevada. The SCP Building Lease is under a five year term commencing on August 1, 2023, subject to automatically renew for an additional five year terms. Under the SCP Building Lease, rental expense is $4,680 per month with an annual rent increase of 3% and all lease payments were recognized as rental expense. At lease inception, the SCP Building Lease was classified as an operating lease with a lease term of five years. At August 15, 2023, the Company recorded a right-of-use asset and lease liability of $213,925 and $213,925, respectively, at a discount rate of 13.57%. For the three months ended March 31, 2024 and 2023, the fixed operating lease expense was $14,908 and $0, respectively. The Company's chief executive officer is an executive and director of SCP.

For the three months ended March 31, 2024 and 2023, operating lease expense was $20,700 and $15,389, respectively.

Minimum lease payments to be paid by the Company by fiscal year for the Company's operating and finance leases are as follows:

	Operating Leases	Finance Leases
For the remainder of 2024	$50,522	$454,040
2025	69,118	490,074
2026	71,175	—
2027	73,285	—
2028	46,371	—
Thereafter	—	—
Total lease payments	310,471	944,114
Less: imputed interest	(76,630)	(114,059)
Present value of lease liabilities	$233,841	$830,055

Operating Lease Income

Revenues from operating leases on our land and building leased to others totaled $35,325 and $30,750 for the three months ended March 31, 2024 and 2023, respectively.

Minimum lease payments for operating leases to be received from others are as follows:

For the remainder of 2024	$72,000
2025	96,000
2026	96,000
2027	96,000
2028	96,000
Thereafter	192,000
Total Minimum Lease Income	$648,000

NOTE 8     DEBT OBLIGATIONS

Debt at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
GHF Secured Promissory Note – 6% interest, due December 15, 2024	$4,290,000	$4,290,000
Alvin Fund LLC Promissory Note - 16% interest, due January 31, 2026	2,000,000	2,000,000
Alvin Fund LLC Promissory Note - 8% interest, due February 12, 2025	2,100,000	2,100,000
Kips Bay Unsecured Convertible Promissory Note - 8% interest, due March 27, 2025	4,600,001	3,157,894
AQMS Note Payable, net - 9.76% implied interest, due December 31, 2024	450,000	600,000
Total debt	13,440,001	12,147,894
Less: debt discounts and issuance costs	(2,521,630)	(2,297,172)
Total debt, net of discounts	10,918,371	9,850,722
Less: current maturities	(2,975,314)	(4,495,660)
Long-term debt, net of discounts and issuance costs	$7,943,057	$5,355,062

GHF, Inc. Unsecured Promissory Note

On December 15, 2021, the Company entered into a long-term promissory note (the “GHF 2021 Note”) with GHF, Inc. (“GHF”), with a principal amount of $5,000,000, of which $4,550,000 was funded and $450,000 was an original issue discount (“OID”). The full principal is due on December 15, 2024. Interest is payable monthly at a rate of 6% annually (see Note 15, Subsequent Events). Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by all non-mining related assets of the Company, Silver Springs land and water rights, excluding the Lucerne and Dayton properties. The Company is required to prepay the GHF 2021 Note with any net cash proceeds received in the sale of any collateral. During the three months ended March 31, 2024 and 2023, the Company recognized interest expense of $158,447 and $156,705, respectively, which includes OID amortization of $94,273 and $93,237, respectively, in connection with the GHF 2021 Note.

Alvin Fund Note

On October 25, 2022, the Company entered into a short-term promissory note (the “Alvin Fund 2022 Note”) with Alvin Fund LLC (“Alvin Fund”) with a principal amount of $2,000,000. In consideration for entering into the Alvin Fund 2022 Note, the Company issued to Alvin Fund common shares of the Company at a fair value of $250,000, which was recognized as a discount on the Alvin Fund 2022 Note. The maturity date pursuant to the Alvin Fund 2022 Note was originally October 25, 2023. On September 30, 2023, the Company and Alvin Fund amended the Alvin Fund 2022 Note to extend the maturity date to January 31, 2026, at an interest rate of 16%. Interest was payable monthly at a rate of 9% annually (see Note 15, Subsequent Events). Prepayment is allowed in full or in part at any time without premium or penalty. The Alvin Fund 2022 Note is secured by all the property commonly referred to as the Dayton properties. During the three months ended March 31, 2024 and 2023, the Company recognized interest expense of $79,781 and $106,028, respectively, which includes amortization of discount of $— and $61,644, respectively, in connection with the Alvin Fund 2022 Note.

On November 12, 2023, the Company entered into a short-term promissory note (the “Alvin Fund 2023 Note”) with Alvin Fund with a principal amount of $2.1 million which includes $100,000 OID. The full principal is due on February 12, 2025. Interest is payable monthly at a rate of 8% annually (see Note 15, Subsequent Events). Prepayment is allowed in full or in part at any time without premium or penalty. The Alvin Fund 2023 Note is secured by the Company's non-mining assets. In consideration for entering into the Alvin Fund 2023 Note, the Company issued warrants that would allow Alvin Fund to purchase 1,000,000 common shares of the Company at $0.70 per share with a relative fair value of $157,269 which was recognized as a discount on the loan. During the three months ended March 31, 2024 and 2023, the Company recognized interest expense of $93,002 and $0, respectively, which includes OID amortization of $51,117 and $0, respectively, in connection with the Alvin Fund 2023 Note.

Kips Bay Select LP Unsecured Convertible Note

On December 27, 2023, the Company entered into a securities purchase agreement for an unsecured convertible promissory note (the "Kips Bay Note") with Kips Bay Select LP ("Kips Bay") with a principal amount of $5,263,157, of which $263,157 was an OID. The full principal is due on March 27, 2025. Interest is payable monthly at a rate of 8% annually. The Company received $3.0 million on December 27, 2023 and received the remaining $2.0 million on January 27, 2024.

The Kips Bay Note required the Company to pay a loan commitment fee of $250,000 in the form of shares of its common stock. As of December 31, 2023, the Company recorded a stock payable of $150,000 as a non-current other liability on the consolidated balance sheet. The amount was recognized as additional discount on the note. On January 11, 2024, the Company issued 308,931 restricted shares of its common stock equal to 3% of the principal amount of the Kips Bay Note, or $157,895 at $0.511 per share. On January 16, 2024, the Company issued an additional 180,210 registered shares of its common stock equal in value to 1.75% of the additional $2.0 million in principal amount of the Kips Bay Note, or $92,105, also at $0.511 per share.

The Kips Bay Note contains conversion terms that are based on percentages of trading price and volumes over defined measurement periods. The terms require the conversion option to be bifurcated as a derivative. As of March 31, 2024 and December 31, 2023, the Company has a derivative liability balance of $1,440,000 and $1,360,000, respectively, associated with this conversion option and reflected in our condensed consolidated balance sheet. During the three months ended March 31, 2024 and 2023, the Company recognized interest expense of $442,618 and $0, respectively, which includes OID amortization of $351,966 and $0, respectively, in connection with the Kips Bay Note. During three month period ended March 31, 2024, the Company delivered 2,276,944 shares of common stock with a fair value of $894,773 at an average conversion price per share of $0.39 upon the conversion of a principal balance of $663,156 and accrued interest of $104,756.

The loss on debt conversion recognized during the three months ended March 31, 2024 was calculated as follows:

Principal converted	$663,156
Debt discount associated with principal converted	(306,061)
Accrued interest payable converted	104,756
Derivative liability converted	239,399
Total	701,250
Fair value of stock issued	894,773
Loss on conversion of debt	$(193,523)

Aqua Metals Inc. Note

On December 19, 2023, Comstock Inc., LINICO and Aqua Metals Inc. (“AQMS”) entered into a stock redemption agreement in which the Company agreed to purchase and AQMS agreed to sell their shares in LINICO for $600,000. The consideration is payable in twelve installments of $50,000 with the first installment due on January 31, 2024, and the next eleven installments due on the last day of the next succeeding eleven months. Because the payments are not interest bearing, the Company calculated the implied interest of $33,673 on the future cash payments using an interest rate of 9.76% which was recorded as a discount on the agreement and will be recognized over the payment term. During the three months ended March 31, 2024 and 2023, the Company recognized interest expense of $13,388 and $0, respectively, in connection with the AQMS notes payable.

Ionic Ventures LLC Unsecured Convertible Note

On December 16, 2022, the Company entered into a securities purchase agreement for an unsecured convertible promissory note (“Ionic Note”) with Ionic Ventures, LLC (“Ionic”) with a principal amount of $3,150,000, of which $2,975,000 was funded and $175,000 was an OID. The full principal was due on March 16, 2024. Interest was payable monthly at a rate of 8% annually. The Ionic Note contains conversion terms that are based on percentages of trading price and volumes over defined measurement periods. The Ionic Note requires the conversion option to be bifurcated as a derivative.

During the first quarter of 2023, the Company delivered 4,539,413 shares of common stock with a fair value of $1,662,723 at an average alternate conversion price per share of $0.37 with a principal balance of $1,300,000 and accrued interest of $19,310. Total carrying value of the converted debt was $2,054,236. In addition, the converted debt has a total derivative liability balance of $156,000 which was reversed upon conversion. As of March 31, 2023, the Company recorded a loss on conversion of debt of $270,456. The conversion terms require a measurement period of five days within which the number of shares initially converted are adjusted for changes in trading volume during the period. Under this provision, on April 6, 2023, Ionic returned 327,549 excess shares of its common stock held in treasury shares in anticipation of future debt to equity conversions. During the three months ended March 31, 2024 and 2023, we recognized interest expense of $— and $156,733, respectively and amortization of discount of $— and $97,489, respectively, in connection with the Ionic Note. The Ionic Note was fully converted in 2023.

NOTE 9        COMMITMENTS AND CONTINGENCIES

COMSTOCK MINERAL ESTATE LEASE PAYMENTS

We lease certain mineral rights and properties under leases expiring at various dates through 2040. Future minimum annual lease payments, including royalty and rental payments, under these existing lease agreements are as follows at March 31, 2024:

Year	Leases
Remainder of 2024	$77,850
2025	111,000
2026	151,000
2027	151,000
2028	151,000
Thereafter	1,361,250
Total minimum annual lease payments	$2,003,100

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

RENFUEL LICENSE PAYMENTS

On October 11, 2023, and amended on December 22, 2023, the Company and RenFuel signed an Exclusive License Agreement, pursuant to which RenFuel granted Comstock Fuels Corporation (“Comstock Fuels”), a wholly owned subsidiary of the Company, an exclusive license to use RenFuel’s patented catalytic esterification and related technologies in North America, Central America, and South America in exchange for ongoing royalty fees based on the production and sales of qualified products. As of March 31, 2024, no payments for the Exclusive License Agreement have been made (see Note 15, Subsequent Events).

INVESTMENT IN LICENSED TECHNOLOGY

On March 1, 2024, Comstock and Developer entered into the DSA to advance technologies owned by Comstock’s subsidiary that incorporate applications of intellectual properties owned by the Developer (“Developer IP”). The DSA scope involves research and development to validate integrated applications of Comstock's intellectual properties and Developer IP, including baseline applications involving Developer IP alone. The DSA calls for work to be completed in a series of phases, with the first phase (“Phase 1”) consisting of three projects over nine months at a cost to Comstock of $116,900 per month, or $1,052,100 in total. Current estimates for the next three projects in the second phase of work under the DSA (“Phase 2”) include $116,900 per month for an additional six months, or $701,400 in total, including $321,160 in residual payments for equipment and supplies purchased in Phase 1 that will be used in Phase 2. For the three months ended March 31, 2024, the Company recorded $116,900 as research and development expense in the condensed consolidated statements of operation. Phase 2 estimates are subject to upwards variance after data is collected and evaluated from Phase 1. No estimate is available for work beyond Phase 2 at this time, however, the DSA contemplates continuing cooperation for research and development over an initial three year term. Each phase of work is defined by a detailed scope culminating in specific, measurable, achievable, relevant, and timely milestones and go-no-go decision points. Work under Phase 2 cannot occur without a written notice to proceed from Comstock following satisfactory completion of Phase 1 based on stated milestones and decision points. The Phase 2 notice to proceed also cannot be issued until a detailed project plan for Phase 2 is finalized and approved by Comstock and Developer.

On March 1, 2024, Developer granted the Company an exclusive license to use Developer IP to produce fuel (“Fuels License”) and water (“Water License” and, together with the Fuels License, the “Comstock License Agreements”) in exchange for royalty fees based on the production and sales of qualified products. The Comstock License Agreements also require the Company to pay minimum royalty fees equal to $20,000 on the earlier to occur of 240 days after receiving a patent for the Developer IP, and, commencing on February 15, 2025, and for each year thereafter, (i) $10,000 in year 1 and 2, (ii) $25,000 in year 3 and 4, and (iii) $75,000 in year 5 and thereafter. The Company also agreed to pay for certain outstanding and future patent costs, as well as a new patent filing fees for each new patent application added to the Licensed Patent Rights deriving from Developer individually ($10,000) or together with the Company ($5,000). The scope of the Water License is exclusive unless Comstock elects not to invest a minimum of $100,000 per calendar quarter after completion of Phase 1. All amounts paid to or for the benefit of Developer under the DSA and Comstock License Agreements are credited against future royalties payable under the Comstock License Agreements. The Comstock License Agreements state that new intellectual properties developed by Comstock that derive from the Developer IP shall be assigned to Developer. As of March 1, 2024, an officer and an employee (the “Comstock Inventors”) of the Company invented new developments that derived from Developer IP (“Comstock Developer Inventions”). The Comstock Inventors assigned the Comstock Developer Inventions to Comstock, and Comstock then assigned the Comstock Developer Inventions to Developer. While new developments to the Developer IP made by Comstock after March 1, 2024, are required to be assigned to Developer for no additional consideration, Developer agreed to pay to the Company a technology use fee equal to 20% of any throughput that Developer generates by use and sublicensing of the Comstock Developer Inventions.

OTHER

The Company pays each of the independent directors a total of $160,000 in cash and stock-based compensation, plus chair and committee meeting fees and each of the independent directors receives cash retainers of $60,000 per year. The Chair of each Committee is paid an additional cash retainer of $20,000 per year. As of March 31, 2024 and December 31, 2023, the Company accrued $625,000 and $500,000, respectively, in director fee compensation associated with the stock-based portion of their compensation earned in 2023 and 2024 that is expected to be issued in 2024 and paid annually. For the three months ended March 31, 2024 and 2023, the Company recognized director fees expenses of $225,000 and $137,700, respectively. As of March 31, 2024 and December 31, 2023, director fee compensation included in accounts payable and accrued expenses on the condensed consolidated balance sheet was $112,500 and $87,500, respectively.

From time to time, we are involved in claims and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

NOTE 10    EQUITY

Issuance of Registered Shares of Common Stock

On March 25, 2024, the Company entered into an equity purchase agreement (“2024 ClearThink Agreement”) with ClearThink Capital Partners LLC (“ClearThink”) to offer and sell restricted and unregistered shares of common stock of the Company at an aggregate offering price of up to $5 million from time to time, at our option, on terms we deem favorable. As of March 31, 2024, the Company issued 784,683 registered shares of common stock to ClearThink for an aggregate sales price of $250,000 at an average price per share of $0.32. As of March 31, 2024, the 2024 ClearThink Agreement had remaining capacity of $4,750,000. On March 26, 2024, the Company filed a prospectus supplement to the registration statement on Form S-3, dated March 28, 2022, that registered for resale these shares issued pursuant to the 2024 ClearThink Agreement.

On February 13, 2023, the Company entered into an equity purchase agreement (“2023 Leviston Sales Agreement”) with Leviston Resources LLC (“Leviston”) to offer and sell registered shares of common stock at an aggregate offering price of up to $5 million from time to time, at our option, on terms we deem favorable. As of December 31, 2023, the Company issued 10,892,604 registered shares of common stock to Leviston pursuant to the Company’s Form S-3 filed with the U.S. Securities and Exchange Commission, for an aggregate sales price of $5.0 million at an average price per share of $0.46, and additional 552,486 common shares at a fair value of $200,000 in commitment fees. As of March 31, 2024, the 2023 Leviston Sales Agreement had no remaining capacity.

On June 21, 2022, the Company entered into an equity purchase agreement (the “2022 Tysadco Sales Agreement”) with Tysadco Partners, LLC (“Tysadco”) to offer and sell registered shares of common stock in an aggregate offering price of up to $10,000,000 from time to time, at our option, on terms we deem favorable. Any shares offered and sold to Tysadco were registered for resale pursuant to a registration statement on Form S-1 filed with U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933 (the “Securities Act”). The Company paid commissions equal to 5% of the offering proceeds to the placement agent in connection with such sales. As of December 31, 2023, the Company issued 7,897,838 shares of common stock to Tysadco, for an aggregate sales price of $3,000,000 at an average price per share of $0.38. For the three months ended March 31, 2024, the Company issued 3,318,014 shares of common stock to Tysadco, for an aggregate sales price of $1,213,711 at an average price per share of $0.37. Sales of common stock, if any, under the 2022 Tysadco Sales Agreement are made at a 10% discount to the volume weighted average sales price of the common stock on the date that Tysadco receives a capital call from the Company. As of March 31, 2024, the 2022 Tysadco Sales Agreement had no remaining capacity.

Issuance of Unregistered Shares of Common Stock

On March 27, 2024, the Company issued 250,000 shares of unregistered restricted common stock with a fair value of $85,000 to ClearThink as payment for commitment fees under the 2024 ClearThink Agreement.

On February 1, 2024 and March 1, 2024, the Company issued 75,080 shares and 164,529 shares, respectively, of unregistered restricted common shares with a fair value of $36,822 and $79,781, respectively, to Alvin Fund in lieu of cash payment from interest under the Alvin Fund 2023 Note.

On January 11, 2024, the Company issued 308,931 restricted shares of its common stock equal to 3% of the principal amount of the Kips Bay Note, or $157,895 at $0.511 per share. On January 16, 2024, the Company issued an additional 180,210 registered shares of its common stock equal in value to 1.75% of the principal amount of the Kips Bay Note, or $92,105, also at $0.511 per share (see Note 8, Debt Obligations).

On February 14, 2023, the Company issued 410,959 shares of unregistered restricted common stock with a fair value of $150,000 to Leviston as payment for due diligence fees under the 2023 Leviston Sales Agreement.

Noncontrolling Interest

On December 30, 2021, the Company entered into an agreement with LINICO to purchase additional shares of LINICO resulting in the Company owning an approximately 90% controlling interest in LINICO. The remaining 10% ownership was held by AQMS (see Note 14, Related Party Transactions) and is accounted for as a noncontrolling interest in our consolidated financial statements. On December 19, 2023, the Company, LINICO and AQMS entered into a stock redemption agreement in which AQMS sold its LINICO shares to LINICO for $600,000. The increase in ownership percentage and decrease in non-controlling interest resulted in an increase to the Company's additional paid in capital of $3,758,807 during the year ended December 31, 2023. As of March 31, 2024, the Company owns 100% of LINICO.

On March 1, 2023, Comstock Metals Corporation (“Comstock Metals”), a wholly owned subsidiary of the Company, entered into an Employment Agreement with Dr. Fortunato Villamagna, to serve as President of Comstock Metals. As part of this agreement. Dr. Villamagna shall receive 20% of the equity in Comstock Metals, vesting evenly, over a five-year period commencing on March 1, 2023 through March 1, 2028, with estimated fair value of the equity award totaling $863,000 held by Dr. Villamagna. On March 1, 2024, the first tranche vested reducing in the Company’s ownership in Comstock Metals to 96% with a noncontrolling interest of 4%.

For the year ended December 31, 2023, the Company recognized share-based compensation of $143,833 associated with the agreement with Dr. Villamagna. During the three months ended March 31, 2024, the Company recognized share-based compensation of $43,150. At March 31, 2024, unamortized stock-based compensation for the equity award was $676,017 and will be amortized over the remaining vesting term of 4 years.

Treasury Stock

At December 31, 2023, treasury stock included 2,605,322 shares of our common stock with carrying value of $3,360,867. On January 5, 2024, the Company retired and cancelled the treasury stock.

Warrants

Outstanding warrants at March 31, 2024 and December 31, 2023 are as follows:

	Number of Warrants	Exercise Price	Expiration Date
GHF, Inc.	200,000	$1.0000	August 22, 2024
GHF, Inc.	500,000	$0.4555	December 15, 2024
GHF, Inc.	500,000	$2.5217	December 15, 2024
Alvin Fund LLC	1,000,000	$0.7000	November 12, 2025
Total Outstanding warrants	2,200,000

During the three month periods ended March 31, 2024 and 2023, no warrants to purchase common stock were issued, exercised, or expired.

NOTE 11    FAIR VALUE MEASUREMENTS

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2024:

		Fair Value Measurements at
		March 31, 2024
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
GenMat derivative	$240,478	$—	$240,478	$—

Liabilities:
Kips Bay convertible debt derivative	$1,440,000	$—	$—	$1,440,000
LINICO related derivative	2,893,325	—	2,893,325	—
Haywood derivative	1,160,000	—	1,160,000	—
Total liabilities measured at fair value	$5,493,325	$—	$4,053,325	$1,440,000

The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2023:

		Fair Value Measurements at
		December 31, 2023
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Kips Bay convertible debt derivative	$1,360,000	$—	$—	$1,360,000
LINICO related derivative	2,383,162	—	2,383,162	—
Haywood derivative	875,000	—	875,000	—
GenMat derivative	781,966	—	781,966	—
Total liabilities measured at fair value	$5,400,128	$—	$4,040,128	$1,360,000

Changes in the assets and liabilities that include level 3 inputs the following:

•During the three months ended March 31, 2023, the Company recognized a gain of $240,000 for the change in fair value of the Ionic convertible debenture derivative. During the three months ended March 31, 2023, $156,000 of the derivative liability was fully converted using significant unobservable inputs (Level 3).
•During the three months ended March 31, 2024, the Company recognized a gain of $516,601 for the change in fair value of the Kips Bay Note. During the three months ended March 31, 2024, $239,399 of the derivative liability was fully converted and on January 27, 2024, the Company recorded an additional $836,000 associated with the additional borrowings under the Kips Bay Note using significant unobservable inputs (Level 3).

VALUATION METHODOLOGIES

Following is a description of the valuation methodologies used for the Company's financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Derivatives

The Company has several derivatives associated with its common stock including make-whole commitments and debt conversion options. The following tables presents changes in our derivative liabilities for the three months ended March 31, 2024 and 2023, measured at fair value:

	For the Three-Months Ended March 31, 2024
	As of December 31, 2023	(Additions) Deductions	Unrealized Gain (Loss) on Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of March 31, 2024
Kips Bay convertible debt derivative	$(1,360,000)	$(596,601)	$516,601	$—	$(1,440,000)
LINICO related derivative	(2,383,162)	—	(510,163)	—	(2,893,325)
Haywood derivative	(875,000)	—	(285,000)	—	(1,160,000)
GenMat derivative	(781,966)	—	(477,556)	1,500,000	240,478
Total liabilities measured at fair value	$(5,400,128)	$(596,601)	$(756,118)	$1,500,000	$(5,252,847)

	For the Three-Months Ended March 31, 2023
	As of December 31, 2022	(Additions) Deductions	Unrealized Gain (Loss) on Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of March 31, 2023
Ionic convertible debt derivative	$(420,000)	$156,000	$240,000	$—	$(24,000)
LINICO related derivative	(6,053,162)	—	210,000	375,000	(5,468,162)
Haywood derivative	(1,480,000)	—	90,000	200,000	(1,190,000)
GenMat derivative	(6,592,638)	—	158,595	1,200,000	(5,234,043)
Total liabilities measured at fair value	$(14,545,800)	$156,000	$698,595	$1,775,000	$(11,916,205)

At March 31, 2024, December 31, 2023 and March 31, 2023, the fair value of the LINICO, the Haywood Property, and GenMat derivatives was based on a trading price of the Company’s shares of $0.36, $0.55 and $0.34, respectively.

Kips Bay Select LP Conversion Option

On December 27, 2023, the Company recorded a derivative liability on the consolidated balance sheets in connection with the Kips Bay Note. On that date, the $1,360,000 fair value of the derivative liability was determined based on bifurcation of the derivative liability from the convertible note. On January 27, 2024, the Company recorded an additional $836,000 associated with the additional borrowings under the Kips Bay Note (see Note 8, Debt Obligations). During the three months ended March 31, 2024 and 2023, the Company recorded a gain of $516,601 and $0, respectively, for the change in fair value of the derivative. At December 31, 2023, the derivative was valued using a Monte Carlo valuation model with a conversion price equal to 90% of the average price capped at $1.00, discount rate of 35%, risk free rate of 4.54%, and volatility of 96.0%. At March 31, 2024, the derivative was valued using a Monte Carlo valuation model with a conversion price equal to 90% of the average price capped at $0.88, discount rate of 35%, risk free rate of 4.91%, and volatility of 81.0%. The derivative liability was classified within Level 3 of the valuation hierarchy.

Ionic Ventures, LLC Conversion Option

On December 16, 2022, we recorded a derivative liability on the consolidated balance sheets in connection with the Ionic Note. During the three months ended March 31, 2023, the Company recorded a gain of $240,000 for the change in fair value of the derivative. In 2023, the derivative was fully converted. The derivative liability was classified within Level 3 of the valuation hierarchy.

Other Financial Instruments

At March 31, 2024, the carrying amount of cash and cash equivalents, notes receivable and debt carried at amortized costs, approximates fair value because of the short-term maturity of these financial instruments.

NOTE 12    NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2024 and 2023, all common stock equivalent shares, including warrants to purchase common stocks, stock options, stock awards and a conversion option on a convertible debt, are antidilutive.

For the three months ended March 31, 2023, the weighted average number of shares outstanding, for the purpose of calculating earnings per share, were reduced by treasury shares of 2,605,322, which is the number of treasury shares held through our ownership in LINICO. On January 5, 2024, the Company elected to retire 2,605,322 treasury shares of the Company’s common stock from LINICO for cancellation upon receipt, resulting in no treasury shares reduction for calculating earnings per share in 2024.

NOTE 13    SEGMENT REPORTING

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

Three Months Ended March 31, 2024	Fuels	Metals	Mining	Strategic Investments	Corporate / Other	Total
Revenue	$—	$—	$421,151	$—	$4,800	$425,951

Depreciation and amortization	$232,583	$355,886	$45,115	$270	$22,123	$655,977

Income (loss) from operations	$(1,022,498)	$(717,772)	$11,033	$73,582	$(2,993,908)	$(4,649,563)

Change in fair value of derivative instruments	$—	$—	$(285,000)	$(987,718)	$516,600	$(756,118)

Total other income (expense), net	$(15,883)	$—	$(243,472)	$(1,553,914)	$(455,488)	$(2,268,757)

Net loss	$(1,038,381)	$(717,772)	$(232,439)	$(1,480,331)	$(3,449,397)	$(6,918,320)

Capital Expenditures	$—	$355,939	$—	$—	$—	$355,939

Total Assets as of March 31, 2024	$7,145,478	$11,567,379	$25,288,243	$57,183,022	$3,721,100	$104,905,222

Three Months Ended March 31, 2023	Fuels	Metals	Mining	Strategic Investments	Corporate / Other	Total
Revenue	$—	$—	$22,950	$—	$7,800	$30,750

Depreciation and amortization	$7,807	$—	$61,694	$33,976	$527,564	$631,041

Loss from operations	$(649,600)	$(22,044)	$(554,926)	$(1,092,085)	$(2,758,794)	$(5,077,449)

Change in fair value of derivative instruments	$—	$—	$—	$—	$698,595	$698,595

Total other income (expense), net	$1,027	$—	$43,382	$(644,768)	$(3,934)	$(604,293)

Net loss	$(648,573)	$(22,044)	$(511,544)	$(1,736,853)	$(2,762,728)	$(5,681,742)

Capital Expenditures	$20,519	$—	$6,000	$761,540	$—	$788,059

Total Assets as of December 31, 2023	$7,257,580	$11,797,921	$25,003,871	$57,082,301	$5,324,671	$106,466,344

NOTE 14    RELATED PARTY TRANSACTIONS

The following related party transactions occurred during the three months ended March 31, 2024 and 2023.

TRANSACTIONS INVOLVING SIERRA SPRINGS OPPORTUNITY FUND

On December 29, 2023, the Company and SSOF agreed to convert total advances into 3,880,556 shares of SSOF common stock (See Note 2, Investments). At March 31, 2024, the Company’s total investment in SSOF was $19,525,000, representing 10,847,222 common shares of SSOF, or 17.46% of the total SSOF outstanding common shares on a fully diluted, if converted basis.

The Company's executive chairman and chief executive officer co-founded SSOF and SSE, and serves as the chief executive officer of SSOF and as an executive of SSE along with a diverse team of qualified financial, capital markets, real estate and operational professionals that together govern, lead and manage SSOF and SSE. The $525,000 investment and 9,167,666 voting shares of our chief executive officer and two of our directors represent 14.76% of total as converted SSOF common shares. The Company's chief executive officer has not received compensation from either SSOF or SSE.

SSOF is a qualified opportunity zone fund, which owns 100% of SSE, a qualified opportunity zone business. SSE and its subsidiaries own or control approximately 2,500 acres of land, a manufacturing facility, significant senior, junior and effluent water rights, sewer rights and also owns and operates the Silver Springs Regional Airport LLC. The substantial majority of these properties are contiguous and strategically located within immediate proximity of Highway 50, State Route 492, the Northern Nevada Industrial Center and the Tahoe Reno Industrial Center where companies like Tesla, Switch, Google, Microsoft, and Redwood Materials, amongst many others that are currently located, expanding or locating in this industrializing region.

TRANSACTIONS INVOLVING FLUX PHOTON CORPORATION

On September 7, 2021, the Company entered into the FPC Asset Purchase Agreement with FPC to acquire the FPC Assets. The purchase price payable for the FPC Assets was $18,000,000 payable in cash to FPC at a rate equal to 20% of the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its now and hereafter-existing subsidiaries, until the purchase price of $18,000,000 has been fully paid. The Company assigned the FPC Assets to the Company immediately after closing. On December 10, 2021, the FPC Asset Purchase Agreement was amended to provide for the payment by the Company of a $350,000 down payment against the purchase price, with a remaining performance-based cash payment of $17,650,000 required under the FPC Asset Purchase Agreement. The Company’s chief technology officer and the president of Comstock Fuels are indirect beneficiaries of all payments made to FPC under the FPC Asset Purchase Agreement. The Company additionally agreed to appoint the Company's chief technology officer to the Company’s Board of Directors in connection with the Company’s acquisition of Comstock Innovations Corporation on September 7, 2021.

On December 28, 2023, the Company entered into the 2023 FPC Asset Purchase Agreement Amendment to reduce the purchase price payable from the remaining purchase price of $17,650,000 to $16,850,000. On the date of the 2023 FPC Asset Purchase Agreement Amendment, the Company paid $200,000 with the remaining balance of $16,650,000 payable to FPC from future cash flows and accounted for as an acquisition of intellectual property. Mr. Kreisler, a member of the Company's board of directors and the Company's chief technology officer, is also the owner of 100% of the outstanding common stock of FPC and as such was the indirect beneficiary of all payments made to FPC pursuant to the FPC Asset Purchase Agreement.

LEASE AND PURCHASE AGREEMENT FOR FACILITY

In 2021, LINICO, a majority-owned subsidiary of the Company, had a finance lease, as lessee, with AQMS, for the Facility. The chief financial officer of AQMS was on the Company's board of directors until he resigned effective as of April 5, 2023. On April 26, 2023, the Company closed on the purchase of AQMT, a subsidiary of AQMS, whose sole asset was the Facility, and paid $12.0 million due to AQMS, effectively taking full ownership of the Facility. The previously existing lease between LINICO and AQMS was terminated. The Company purchased $782,500 in equipment from AQMS for the year ended December 31, 2022. This equipment was included in the sale of the Facility in 2023.

PURCHASE OF METAL RECYCLING FURNACE

On December 15, 2023, the Company and Dr. Fortunato Villamagna, president of Comstock Metals, signed an agreement in which Dr. Villamagna agreed to contribute a metal recycling furnace to the Company. The Company agreed to make payments for the metal recycling furnace totaling $375,000 from an amount not exceeding 20% of excess cash flow generated by Comstock Metals, defined as excess cash available after the satisfaction of all planned growth capital for Comstock Metals and the repayment of intercompany loans. At March 31, 2024 and December 31, 2023, the metal recycling furnace is included in Properties, plant and equipment, net and the corresponding liability is included in other liabilities (long- term) on the condensed consolidated balance sheet.

OTHER

Sierra Clean Processing LLC, a wholly owned subsidiary of SSOF, owns the building at 600 Lake Avenue, Silver Springs, Nevada which the Company entered into the Building Lease on August 15, 2023 (see Note 7, Leases). The Company's chief executive officer is an executive and director of Sierra Clean Processing LLC.

NOTE 15    SUBSEQUENT EVENTS

On April 2, 2024, the Company and AST amended the AST License Agreements and the AST Asset Purchase Agreement (the “License Agreement Amendments”) to amend the consideration paid pursuant to the AST License Agreements and the AST Asset Purchase Agreement, such that some or potentially all of the future obligation would be paid in the Company’s common stock (see Note 7, Leases). The consideration paid pursuant to the AST Asset Purchase Agreement was replaced with the following: (i) upon closing of the amendment, the Company is to issue 4,975,000 shares of the Company’s common stock to AST, and (ii) on or before April 30, 2025, the Company is to pay AST an amount equal to $3,500,000 minus the net cash proceeds AST received from the sale of Company shares, plus accrued interest on $3,500,000 at a rate of 12% per annum, with interest starting on May 1, 2024 and calculated pursuant to the terms of the License Agreement Amendments (the “True Up Payment). On April 30, 2025, if the value of the unsold Company shares plus the net cash proceeds received by AST with respect to the sale of Company shares exceeds the True Up Payment, such excess shall be applied towards and reduce the consideration paid pursuant to the AST License Agreement on a pro rata basis. On April 10, 2024, pursuant to the License Agreement Amendments, the Company issued 4,975,000 shares of common stock of the Company to AST with a fair value of $1,587,025.

On April 2, 2024, the Company and Decommissioning Services amended the Haywood Purchase Agreement to extend the latest date of the closing to June 30, 2025, and to increase the purchase price to $2.2 million (see Note 7, Leases). Pursuant to the amendment, the Company will pay $75,000 per month to Decommissioning Services, with $60,000 of each payment applied to the $2.2 million purchase price, until the sum of such applied cash amounts plus previous cash payments plus the net proceeds from the sale of the Company common shares equals $2.2 million. On April 11, 2024, pursuant to the amendment, the Company issued 1,500,000 shares of common stock of the Company to Decommissioning Services with a fair value of $509,850.

In April 2024, pursuant to the 2024 ClearThink Agreement, the Company issued 3,556,207 registered shares of common stock of the Company to ClearThink for an aggregate sales price of $1,000,000 at an average price per share of $0.28. As of April 26, 2024, the 2024 ClearThink Agreement has $3,750,000 of remaining capacity (see Note 10, Equity).

On April 8, 2024, April 18, 2024 and April 26, 2024 pursuant to the Kips Bay Note, the Company issued 4,037,703 shares to Kips Bay at a conversion price of $1,026,892 at an average conversion price of $0.25.

On April 19, 2024, the Company issued 1,000,000 shares of restricted unregistered common stock to a single investor for $250,000.

On April 19, 2024, the Company and RenFuel entered into a securities purchase agreement in which the Company agreed to pay in twelve tranches of $250,000 up to the aggregate principal amount of $3,000,000 for a 7% Senior Secured Convertible Note. On January 5, 2024, the parties entered into a term bridge note (the “Term Bridge Note”) pursuant to which and for value received, RenFuel promised to pay to the order of the Company the sum of $250,000 plus interest as further set forth in such Term Bridge Note. The Parties have agreed to fully satisfy the Term Bridge Note by issuance of the 7% Senior Secured Convertible Note (see Note 3, Notes Receivable and Advances, net).

On April 19, 2024, the Company issued 561,010 restricted common stock of the Company for a fair value of $162,693 to a professional services firm for consideration related to the Company's marketing services agreement.

On April 22, 2024, the Company and GHF amended the GHF 2021 Note to extend the maturity from December 15, 2024 to April 15, 2026 and increased the interest rate from 6% to 12% per annum (see Note 8, Debt Obligations). On April 22, 2024, the Company and Alvin Fund amended the Alvin Fund 2022 Note and Alvin Fund 2023 Note to extend the maturity from January 31 2026 and February 12, 2025, respectively, to April 15, 2026 and increased the interest rate from 8% to 12% per annum for the Alvin Fund 2023 (see Note 8, Debt Obligations).

On April 25, 2024, the Company and GenMat entered into a non-binding memorandum of understanding (the “MOU”) to amend the existing operating agreement, purchase agreement and license agreement. Through the date of the MOU, the Company has performed under its existing funding agreement with GenMat (see Note 2, Investments). Under the MOU, the

Company has agreed to further fund GenMat up to $25 million ($500,000 per month), subject to a right to be relieved of this obligation if GenMat receives equity financing of $10 million or more from other third-party sources. As part of the MOU, the Company agreed to the cancellation of 230,000 of its 465,000 units, thereby reducing the Company’s fully diluted equity interest in GenMat to 235,000 units or 31.97%. GenMat will issue common stock to the Company in exchange for the Company’s existing units. The Company will have the right to appoint one director to the Board of Directors of GenMat. The Company will have non-exclusive licensing rights for the mining field of use and exclusive licensing rights to biofuel field of use. If the Company ceases funding, the exclusive license will convert to a nonexclusive right for the remainder of the license term.

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our condensed consolidated financial condition and results of operations. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements, footnotes and the risk factors included herewith and herein.

OVERVIEW

Comstock enables systemic decarbonization by innovating and commercializing technologies and materials that integrate into existing global supply chains to extract and convert under-utilized natural resources into renewable energy products that reduce reliance on fossil fuels and contribute to net zero mobility.

Our goal is to Accelerate the Commercialization of Hard Technologies for the Energy Transition. We are pushing the boundaries in technology development and sustainability by leveraging our teams’ unique skills, our diverse technology portfolio, and our frontier research networks toward achieving breakthrough innovations that deliver meaningful positive impact across industries, economies, and communities. The primary 2024 focus is the continued development and commercialization of our businesses.

Our approach integrates frontier scientific discovery with our systemic management practices into One System aligned and capable to meet the demand for commercial-ready energy transition solutions. Our operations primarily involve the innovation, development, and commercialization of our intellectual properties and related assets, with integrated teams focused on each core function in dedicated lines of business organized to address high impact decarbonization targets. We innovate and develop technologies to achieve significant growth on industry-wide scales by creating financial and other incentives for rapid integration into and across entire industries. Our commercialization plans are designed to facilitate that result, such as by selling process solutions, engineering services and technology licenses that enable clients to use their capital, infrastructure, and other resources to maximize the rate and scale of adoption, thereby simultaneously maximizing the rate we build shareholder wealth.

We are currently commercializing pioneering intellectual properties for refining lignocellulosic (woody) biomass into renewable replacements for fossil crude at remarkably high yields, recycling increasingly scarce electrification metals from end-of-life photovoltaics and other electronic devices, and advanced physics based artificial intelligence for precision mining and materials discovery. We make, own and manage investments in related assets to support our businesses, including multiple, existing minority equity positions in strategic technology developers, a renewable fuels demonstration facility in Wisconsin, a metals recycling demonstration facility in Nevada, and direct investments in northern Nevada real estate comprised of strategic water rights and about twelve square miles of mining claims and surface parcels with measured and indicated mineral resources containing 605,000 ounces of gold and 5,880,000 ounces of silver, and inferred mineral resources containing an additional 297,000 ounces of gold and 2,572,000 ounces of silver. We also announced the execution of agreements with RenFuel to acquire a development stage biorefinery project to refine byproducts of paper production into biointermediates for refining into renewable fuels, and to make an up to $3,000,000 strategic investment over the next three years in RenFuel for the continued development and commercialization of advanced applications of RenFuel’s and Comstock’s complimentary renewable fuels technologies.

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

While innovation and development are ongoing and we expect additional advancements, our existing commercially available technologies have proven the potential to produce more than 100 gallons per dry tonne of woody biomass as measured on a GGE basis, with CI scores of 15 or less for Cellulosic Ethanol and our proprietary HBO. HBO is used directly by biofuel refineries to blend with, diversify, and extend conventional hydroprocessed FOG feedstocks to enhance production of renewable fuels.

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

Metals Segment

Our Metals Segment recently secured sufficient supplier commitments and all of the necessary permits and began commissioning our first photovoltaic recycling facility, and will commence receiving revenue in the form of tipping fees and to a lesser extent recycled metal sales for the processing of end-of-life photovoltaic materials during the second quarter of 2024.

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

Mining Segment

Our Mining Segment is expected to generate income in the form of leases, licenses, and related fees throughout 2024. Our Mining Segment is administered by our wholly owned subsidiary, Comstock Mining LLC, and various other subsidiaries that collectively own or control twelve square miles of properties of patented mining claims, unpatented mining claims and surface parcels in northern Nevada, including six and a half miles of continuous mineralized strike length (the “Comstock Mineral Estate”).

Strategic Investments Segment

We own and manage several investments and projects that are strategic to our plans and ability to produce and maximize throughput in our Fuels, Metals and Mining Segments, that are held for the purpose of complimenting or enhancing our mission of enabling systemic decarbonization and creating value but that are not a component of such other segments or otherwise have distinct operating activities. Our Strategic Investments Segment includes minority equity investments in GenMat (physics-based artificial intelligence), Green Li-ion Pte Limited (lithium-ion battery component recycler and remanufacturing), Sierra Springs Opportunity Fund (strategic direct investment in northern Nevada real estate), and other equity or equity-linked investments.

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

During 2023, GenMat began elevating material simulation capabilities to commercial readiness by synthesizing and directly testing new AI simulated materials in high value applications and potentially engage early adopter enterprise clients for this use. GenMat also initiated new mineral exploration capabilities with the successful launch of GENMAT-1, GenMat’s own Hyperspectral Remote Sensing Imaging (“HRSI”) system for optimizing future mineral exploration using their proprietary physics-based artificial intelligence (AI) and newly developing hyperspectral sensing technology. GenMat and Comstock Mining are collaborating other a pioneering development and testing of GenMat’s technologies by combining Comstock’s existing geologic data with newly collected information across a broader electromagnetic spectrum form the new GENMAT-1 HRSI system and importantly, applying probabilistic algorithms powered with GenMat’s physics-based AI.

Investment in Green Li-ion – Our wholly owned LINICO subsidiary has owned 37,162 preferred shares of Green Li-ion since 2021. On September 12, 2023, LINICO received gross proceeds of $795,510 from the sale of 1,500 Green Li-ion preferred shares (representing approximately 4% of the 37,162 of the shares then owned by LINICO). In 2023, the Company adjusted our investment's carrying value to fair value by increasing that value by $14,577,627 for the remaining 35,662 Green Li-ion preferred shares representing 13.34% of Green Li-ion. The Company intends to sell its remaining shares during 2024.

Investment in SSOF – During 2019, the Company invested $335,000 for 6,700,000 shares. From 2020 through November of 2023, the Company advanced $6,985,000 to SSOF and its subsidiary, for the purpose of purchasing land, payments for deposits on land and payments for an option on land and water rights purchases. On December 29, 2023, the Company and SSOF agreed to convert the full amount of the outstanding advances for an additional 3,880,556 common shares of SSOF stock (at a dollar value of $1.80 per share) that also resulted in an unrealized gain recognized of $11,725,000 on the original 6,700,000 shares. In the first quarter of 2024, the Company invested $480,000 in SSOF at $1.80 per share increasing our equity ownership to 17.46%.

At March 31, 2024, the Company’s total investment in SSOF was valued at $19,525,000, representing 10,847,222 common shares of SSOF, or 17.46% of the total SSOF outstanding common shares on a fully diluted, if converted basis.

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

Other Investment - On March 1, 2024, the Company entered into Securities Purchase Agreement (the “Developer Securities Purchase Agreement”) with an unaffiliated research and development company (“Developer”) under which the Company agreed to purchase 4,000,000 shares of common stock of the Developer, corresponding to 40% of Developer's fully-diluted issued and outstanding capital stock, for $1,500,000. Concurrently and in connection with the entity into the Developer Securities Purchase Agreement, the Company and Developer entered into Development Services Agreement (“DSA”) for purposes of conducting certain research and development work. The purchase price payable by the Company pursuant to the Developer Securities Purchase Agreement will be paid on the following schedule:

Phase 1
•$100,000 on March 1, 2024;
•$20,000 per month from March 1, 2024 to completion of the first project under the DSA; and
•$205,000 on completion of the first project under the DSA.

After completion of Phase 1
•$30,000 per month until fully paid; and
•$205,000 on completion of the first six projects under the DSA.

Since the payments are not interest bearing, the Company calculated the implied interest of $214,039 on the future cash payments using an interest rate of 9.76% which was recorded as a discount on initial investment of $1.5 million and will be recognized over the payment term. As of March 31, 2024, the Company recorded an investment in the Developer of $1,285,961 in our condensed consolidated balance sheets.

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

COMPARATIVE FINANCIAL INFORMATION

Net loss for the three months ended March 31, 2024 increased by $1,236,578 to $6,918,320 from a loss of $5,681,742 for the comparable 2023 period. The increase in net loss primarily resulted from the change in estimated fair value of the derivative investments of $1,454,713 with a loss of $756,118 recorded in 2024 as compared to a gain of $698,595 recorded in 2023, higher interest expense of $203,483, lower gain on sale of Facility of $178,193 due to prior year gain recorded for the sale of the Facility, higher selling, general and administration expenses of $140,552 and higher other income (expense) of $111,835 primarily due to losses from our equity method investments. Variance offset primarily due to higher revenues of $395,201, lower research and development cost of $376,366 and lower loss on conversion of debt $76,933.

Below we set forth a summary of comparative financial information for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023	Change
Revenue	$425,951	$30,750	$395,201

Operating expenses:
Selling, general and administrative expenses	3,527,524	3,386,972	140,552
Research and development	892,013	1,268,379	(376,366)
Depreciation & amortization	655,977	631,041	24,936
Gain on sale of Facility	—	(178,193)	178,193
Total operating expenses	5,075,514	5,108,199	(32,685)

Loss from operations	(4,649,563)	(5,077,449)	427,886

Other Income (Expense)
Interest expense	(818,661)	(615,178)	(203,483)
Interest income	74,491	45,857	28,634
Change in fair value of derivative instruments	(756,118)	698,595	(1,454,713)
Loss on conversion of debt	(193,523)	(270,456)	76,933
Other income (expense)	(574,946)	(463,111)	(111,835)
Total other income (expense), net	(2,268,757)	(604,293)	(1,664,464)

Net loss	$(6,918,320)	$(5,681,742)	$(1,236,578)

Net loss attributable to noncontrolling interests	$(16,908)	$(12,805)	$(4,103)

Net loss attributable to Comstock Inc.	$(6,901,412)	$(5,668,937)	$(1,232,475)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenues for the three months ended March 31, 2024 increased by $395,201 to $425,951 from $30,750 for the comparable 2023 period, primarily due to higher revenues from the Mackay mineral lease of $390,625.

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

Selling, general and administrative expense for the three months ended March 31, 2024 increased by $140,552 to $3,527,524 from $3,386,972 in the comparable 2023 period, primarily as a result of higher employee costs of $641,792 attributed to higher salaries and executive incentive compensation and payroll administration costs, partially offset by lower insurance expense of $211,159, lower legal fees of $209,129 and lower rent expense of $117,519.

Research and development expenses for the three months ended March 31, 2024 decreased by $376,366 to $892,013 from $1,268,379 in the comparable 2023 period. The decrease is primarily related to lower employee-related costs of $463,502 partially offset by higher rent expense of $108,018.

Depreciation and amortization for the three months ended March 31, 2024 of $655,977 was comparable to 2023 of $631,041.

In 2023, we recognized a gain on the sale of the Facility of $178,193.

Interest expense for the three months ended March 31, 2024 increased by $203,483 to $818,661 from $615,178 in the comparable 2023 period, primarily due to interest and related amortization of the original issue discount ("OID") on the Kips Bay Note and 2023 Alvin Fund Note originating in the fourth quarter of 2023.

Interest income for the three months ended March 31, 2024 increased by $28,634 to $74,491 from $45,857 in the comparable 2023 period, primarily due to higher interest income related to our cash sweep account.

Change in the fair value of our derivative instruments for the three months ended March 31, 2024 decreased by $1,454,713 to a loss of $756,118 from a gain of $698,595 in the comparable 2023 period, as a result of a decrease in the Company's share price in connection with potential make-whole obligations for minimum value commitments on the Company's common shares. The 2024 loss was attributed to $516,601 gain on derivative liability for Kips Bay Note offset by loss of $510,163 LINICO investment, $477,556 GenMat investment and $285,000 Haywood investment. The gain from the three months ended March 31, 2023 was attributed to $240,000 gain on derivative liability for Ionic Note, $210,000 LINICO investment, $158,595 for GenMat and $90,000 for Haywood investment.

Loss of $193,523 on conversion of debt for the three months ended March 31, 2024 are attributed to the Kips Bay Note debt conversions associated with 2,276,944 of the Company's common shares used for the conversion during the three months ended March 31, 2024. Loss of $270,456 on conversion of debt for the three months ended March 31, 2023 was attributed to the Ionic Note debt conversions associated with 4,539,413 of the Company's common shares used for the conversion during the three months ended March 31, 2023.

Other income (expenses), net for the three months ended March 31, 2024 were $574,946, primarily consisting of losses from our equity method investments of $575,904 primarily from GenMat losses of $566,204.

Other income (expenses), net for the three months ended March 31, 2023 were $463,111, primarily consisting of losses from our equity method investments of $465,165 primarily from GenMat losses of $443,622.

OUTLOOK

Our goal is to Accelerate the Commercialization of Hard Technologies for the Energy Transition. We are pushing the boundaries of what is possible in technology and sustainability by leveraging our teams’ unique skills, our diverse technology portfolio and our frontier research and development networks toward achieving breakthrough innovations that deliver meaningful positive impact across industries, economies and communities. The primary focus for 2024 is the commercialization of our businesses and the continuous innovation, development and engineering of technologies and solutions.

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

Comstock Metals is also commercially ready and has deployed and is currently commissioning its first commercial demonstration facility during March and April of 2024. The facility is being commissioned on one shift and will expand to three shifts over the next two quarters. Site selection, design and permitting is currently underway for the next “Industry Scale” photovoltaic recycling facility and related storage capacity. Industry Scale facilities are anticipated to scale up to 10-15 times the capacity of the operating demonstration facility (that is, from approximately 7,000 tons per annum of capacity for the demonstration facility up to 70,000 – 100,000 tons per annum of capacity for Industry Scale). Regional site assessment and selection activities are ongoing.

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

The following summarizes the recent change in TRL status, and the 2024 objectives:

Line of Business	Technology	12/2021	12/2022	12/2023	12/2024 Goal

Lignocellulosic Fuels	Conversion of under-utilized woody biomass into renewable fuels at high yield	TRL 4	TRL 6	TRL 6	TRL 6

Artificial Intelligence	Generative AI that simulates new materials at exponentially increased speed	TRL 3	TRL 4	TRL 6	TRL 7

Metals	Scalable extraction of metals from electrification products	TRL 2	TRL 5	TRL 6	TRL 7

Mining	Dramatically reduced exploration costs with hyperspectral imaging and AI-based analytics	TRL 0	TRL 2	TRL 3	TRL 6

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
•Advancing and expanding our innovation network for even higher yields and lower costs; and
•Expand our integrated bio-intermediate production system, including cellulosic ethanol and HBO.

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

The Company’s objectives for 2024 include:

•Receive cash proceeds of more than $2 million from mineral leases leveraging the northern district claims;
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

Investments in others non-mining real estate, water rights and securities

The Company directly owns land and water rights in Silver Springs, NV, we will begin marketing for sale and anticipates selling these assets for over $40 million in net proceeds.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position and liquidity is based on our net sources of capital from financing as generally compared to our net uses of capital from investing activities and ultimately, our ability to generate cash flows from our operations. Our cash balances at March 31, 2024 and December 31, 2023 were $466,976 and $3,785,577, respectively. The Company had current assets of $22,099,158 and current liabilities of $14,791,541, representing working capital excess of $7,307,617 at March 31, 2024.

The current liabilities include derivative liabilities of $5.5 million for the contingent make-whole liabilities and $3.3 million of accrued expenses and other liabilities, including $1.6 million for incentive compensation and $0.7 million for accrued payroll and related expenses.

Our primary source of liquidity during the first three months of 2024 was cash from equity financing activities. During the three months ended March 31, 2024, we generated $3,131,934 in cash from our financing activities and we used $3,830,596 and $2,619,939, respectively, in cash in our operating and investing activities.

During the three months ended March 31, 2024, we issued 3,318,014 shares of common stock to Tysadco, for an aggregate sales price of $1,213,711 at an average price per share of $0.37.

On March 25, 2024, the Company entered into an equity purchase agreement (“2024 ClearThink Agreement”) with ClearThink Capital Partners LLC (“ClearThink”) to offer and sell registered shares of common stock at an aggregate offering price of up to $5 million from time to time, at our option, on terms we deem favorable. As of March 31, 2024, the Company issued 784,683 registered shares of common stock to ClearThink for an aggregate sales price of $250,000 at an average price per share of $0.32, and additional 250,000 unregistered restricted common shares at a fair value of $85,000 in commitment fees. As of March 31, 2024, the 2024 ClearThink Agreement had remaining capacity of $4,750,000.

On December 27, 2023, the Company entered into a securities purchase agreement for an unsecured convertible promissory note (the "Kips Bay Note") with Kips Bay Select LP ("Kips Bay") with a principal amount of $5,263,157, of which $263,157 was OID. The full principal is due on March 27, 2025. Interest is payable monthly at a rate of 8% annually. The Company received $3.0 million on December 27, 2023 and received the remaining $2.0 million by January 27, 2024. On January 11, 2024, for consideration to enter into the Kips Bay Note, the Company issued 308,931 restricted shares of its common stock equal to 3% of the principal amount of the Kips Bay Note, or $157,895 at $0.511 per share. On January 16, 2024, the Company issued an additional 180,210 registered shares of its common stock equal in value to 1.75% of the principal amount of the Kips Bay Note, or $92,105, also at $0.511 per share. During three month period ended March 31, 2024, the Company delivered 2,276,944 shares of common stock with a fair value of $894,773 at an average conversion price per share of $0.39 upon the conversion of a principal balance of $663,156 and accrued interest of $104,756.

On November 12, 2023, the Company entered into a short-term promissory note (the “Alvin Fund 2023 Note”) with Alvin Fund with a principal amount of $2.1 million which includes $100,000 OID. The full principal is due on February 12, 2025. Interest is payable monthly at a rate of 8% annually. Prepayment is allowed in full or in part at any time without premium or penalty. The Alvin Fund 2023 Note is secured by the Company's non-mining assets.

On February 13, 2023, the Company entered into an equity purchase agreement (“2023 Leviston Sales Agreement”) with Leviston Resources LLC (“Leviston”) to offer and sell registered shares of common stock at an aggregate offering price of up to $5.0 million. As of December 31, 2023, the Company issued 10,892,604 registered shares of common stock to Leviston pursuant to the Company's S-3 filed with the U.S. Securities and Exchange Commission, for an aggregate sales price of

$5.0 million at an average price per share of $0.46, and additional 552,486 common shares at a fair value of $200,000 in commitment fees. As of March 31, 2024, the 2023 Leviston Sales Agreement had no remaining capacity.

On December 16, 2022, the Company entered into a securities purchase agreement for an unsecured convertible promissory note (the “Ionic Note”) with Ionic with a principal amount of $3,150,000, of which $2,975,000 was funded and $175,000 was an OID. In 2023, the Company delivered 9,636,924 shares of common stock with a fair value of $4,622,502 at an average conversion price per share of $0.48 upon the conversion. In 2023 the Ionic Note was fully converted with no remaining obligation.

On October 25, 2022, the Company entered into a short-term promissory note (the “Alvin Fund 2022 Note”) with Alvin Fund LLC (“Alvin Fund”) with a principal amount of $2,000,000. In consideration for entering into the Alvin Fund 2022 Note, the Company issued to Alvin Fund common shares of the Company at a fair value of $250,000, which was recognized as a discount on the Alvin Fund 2022 Note. The maturity date pursuant to the Alvin Fund 2022 Note was originally October 25, 2023. On September 30, 2023, the Company and Alvin Fund amended the Alvin Fund 2022 Note to extend the maturity date to January 31, 2026, at an interest rate of 16%. Interest was payable monthly at a rate of 9% annually. Prepayment is allowed in full or in part at any time without premium or penalty. The Alvin Fund 2022 Note is secured by all the property commonly referred to as the Dayton properties.

On December 15, 2021, the Company entered into a long-term promissory note (the “GHF 2021 Note”) with GHF, Inc. (“GHF”), with a principal amount of $5,000,000, of which $4,550,000 was funded and $450,000 was an original issue discount (“OID”). The full principal is due on December 15, 2024. Interest is payable monthly at a rate of 6% annually. Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by all non-mining related assets of the Company, Silver Springs land and water rights, excluding the Lucerne and Dayton properties. The Company is required to prepay the GHF 2021 Note with any net cash proceeds received in the sale of any collateral.

We intend to fund our operations over the next twelve months from existing cash and cash equivalents, planned sales of non-strategic assets and other investments, issuance of equity under our existing shelf registration statement and private placements, equity planned licensing, sales and profits from our cellulosic and battery metal recycling technology and related engineering services, and previously funded capital into our GenMat investment. Based on these expected funding sources, management believes we will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the condensed consolidated financial statements included herein. While we have been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, non-registered equity placements, borrowings and various other means. There is no assurance we will be able to obtain additional equity capital or other financing, if needed. We intend to fund our operations beyond the next twelve months from existing cash and cash equivalents, mining lease revenues, sales from our lignocellulosic and battery metal recycling technology and related engineering services, and planned sales of non-strategic assets and other investments, planned licensing, and borrowings and other various equity financing alternatives from our existing shelf and other registration statements.

Net cash used in operating activities for the three months ended March 31, 2024 increased by $18,810 to $3,830,596 from $3,849,406 in the comparable 2023 period, due primarily to increases in operating expenses discussed in Financial Condition and Results of Operating Information.

Net cash used by investing activities for the three months ended March 31, 2024 was $2,619,939, compared to net cash provided in investing activities of $7,867,494 in the comparable 2023 period, resulting in a $10,487,433 change, primarily due to proceeds received in 2023 from sale of AQMS lease and related assets of $11.0 million. Decrease attributed to lower SSOF advances of $550,000 and lower purchase of mineral rights and property, plant and equipment of $432,120 partially offset by $480,000 investment in SSOF and $250,000 advances to RenFuel in 2024.

Net cash provided in financing activities for the three months ended March 31, 2024 increased $1,566,538 to $3,131,934 from $1,565,396 for the comparable 2023 period, primarily as a result of net proceeds from additional funding from Kips Bay Note of $2,000,000.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K.

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

There have been no material changes in the market risks discussed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 4        CONTROLS AND PROCEDURES

A. Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Principal Executive and Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act") was conducted. Our disclosure controls and procedures are designed to ensure information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act rules, and such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our chief executive officer), were effective as of March 31, 2024, in assuring them that material information required to be disclosed timely in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2024, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A    RISK FACTORS

No new risk factors have been identified in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the interim period ended March 31, 2024.

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USES OF PROCEEDS

On March 27, 2024, the Company issued 250,000 shares of unregistered restricted common stock with a fair value of $85,000 to ClearThink (in reliance on Section 4(a)(2) under the Securities Act) as payment for in commitment fees under the 2024 ClearThink Agreement.

On February 1, 2024 and March 1, 2024, the Company issued 75,080 shares and 164,529 shares, respectively, of unregistered restricted common shares with a fair value of $36,822 and $79,781, respectively, to Alvin Fund LLC in lieu of payment of interest under the Alvin Fund 2023 Note pursuant to Section 4(a)(2) of the Securities Act.

On January 11, 2024, the Company issued 308,931 restricted shares of its common stock equal to 3% of the principal amount of the Kips Bay Note, or $157,895 at $0.511 per share. On January 16, 2024, the Company issued an additional 180,210 registered shares of its common stock equal in value to 1.75% of the principal amount of the Kips Bay Note, or $92,105, also at $0.511 per share.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4        MINE SAFETY DISCLOSURES

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 104 of Regulation S-K, we are required to disclose items believed to be violations of the Federal Mine Safety and Health Act of 1977, any health and safety standard, or any regulation, as administered by the Federal Mine Safety and Health Administration. The required information is included in Exhibit 95 to this Report on Form 10-Q.

ITEM 5        OTHER INFORMATION

None.

ITEM 6        EXHIBITS

The exhibits required to be filed as a part of this Report on Form 10-Q are listed in the Exhibit Index attached hereto, which is incorporated herein by reference.

(1) Exhibits filed as part of this Report:

See Exhibits for which the Exhibit number is noted with an asterisk on the Exhibit Index attached hereto.

Exhibit Number	Exhibit

10.1	First Amendment to License Agreement (incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 8, 2024).

10.2	Term Sheet Amendment (incorporated by reference to Exhibit 10.1 on Form 8-K filed on February 14, 2024).

10.3	RenFuel Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 24, 2024).

10.4	2022 Alvin Fund Note Amendment (incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 24, 2024).

10.5	2023 Alvin Fund Note Amendment (incorporated by reference to Exhibit 10.2 on Form 8-K filed on April 24, 2024).

10.6	GHF Note Amendment (incorporated by reference to Exhibit 10.3 on Form 8-K filed on April 24, 2024).

10.7	Alvin Fund Warrant Agreement Amendment (incorporated by reference to Exhibit 10.4 on Form 8-K filed on April 24, 2024).

10.8	First GHF Warrant Agreement Amendment (incorporated by reference to Exhibit 10.5 on Form 8-K filed on April 24, 2024).

10.9	Second GHF Warrant Agreement Amendment (incorporated by reference to Exhibit 10.6 on Form 8-K filed on April 24, 2024).

10.10	Third GHF Warrant Agreement Amendment (incorporated by reference to Exhibit 10.7 on Form 8-K filed on April 24, 2024).

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

101*
Interactive Data File (Quarterly Report on Form 10-Q, for the periods ended March 31, 2024, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (iii) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2024 and 2023, (iv) the Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2024 and 2023 and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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
(Principal Executive Officer and
Principal Financial Officer)
Date: April 29, 2024