Form 10-Q
period 2024-06-30
Comstock Inc.
filed 2024-08-08
CIK 1120970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

The number of shares outstanding of Common Stock, $0.000666 par value per share, on August 6, 2024 was 175,283,728.

This page intentionally left blank.

COMSTOCK INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2024 and 2023

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

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties, many of which are unforeseeable and beyond our control and could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and the following: adverse effects of climate changes or natural disasters; adverse effects of global or regional pandemic disease spread or other crises; global economic and capital market uncertainties; the speculative nature of gold or mineral exploration, and aluminum, cadmium, copper, silica, silver, steel, and other metal and materials recycling, including risks of diminishing quantities or grades of qualified resources; operational or technical difficulties in connection with exploration, metal recycling, material processing or mining activities; costs, hazards and uncertainties associated with precious and other metal based activities, including environmentally friendly and economically enhancing clean mining and processing technologies, precious metal exploration, resource development, economic feasibility assessment, environmental reclamations and historical restorations and cash generating mineral production; costs, hazards and uncertainties associated with metal recycling, processing or mining activities; contests over our title to properties; potential dilution to our stockholders from our stock issuances, recapitalization and balance sheet restructuring activities; potential inability to comply with applicable government regulations or law; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays; challenges to, or potential inability to, achieve the benefits of business opportunities, including research and development stage activities that may be presented to, or pursued by, us, including those involving developing renewable, decarbonizing and/or clean energy technologies, quantum computing and generative artificial intelligence supported advanced materials development and development services, development of cellulosic technology in bio-fuels and related material production; commercialization of cellulosic technology in bio-fuels; ability to successfully identify, finance, complete and integrate acquisitions, joint ventures, strategic alliances, collaborative research and development agreement, business combinations, asset and equity investment sales, and investments that we may be party to in the future; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to capital constraints; equipment failures; fluctuation of prices for gold or certain other commodities (such aluminum, cadmium, copper, silica, silver, steel, and other metal and materials, cyanide, water, diesel, gasoline and alternative fuels and electricity); changes in generally accepted accounting principles; adverse effects of war, mass shooting, terrorism and geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies, equipment and raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to satisfy debt and lease obligations; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the Securities and Exchange Commission; potential inability to list our securities on any securities exchange or market or maintain the listing of our securities; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows, or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as may be required by securities or other law, we undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events, or otherwise.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2024	December 31, 2023
ASSETS

Current Assets:
Cash and cash equivalents	$114,304	$3,785,577
Investments	18,912,985	18,912,985
Assets held for sale - land and mineral rights and properties	8,380,231	—
Prepaid expenses and other current assets	964,527	484,577
Total current assets	28,372,047	23,183,139

Non-current Assets:
Investments	31,856,359	31,260,928
Mineral rights and properties	11,250,121	13,302,013
Properties, plant and equipment, net	8,748,948	15,204,030
Deposits	411,268	411,268
Reclamation bond deposit	3,043,228	2,850,518
Notes receivable and advances, net	2,658,133	980,291
Intangible assets, net	14,859,284	15,866,032
Finance lease - right of use asset, net	3,113,782	2,923,766
Other assets	242,833	484,359
Total non-current assets	76,183,956	83,283,205

TOTAL ASSETS	$104,556,003	$106,466,344

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,315,057	$1,333,980
Accrued expenses and other liabilities	3,131,158	2,283,986
Deposits	—	410,100
Deferred revenue	1,258,418	78,495
Derivative liabilities	4,400,579	5,400,128
Finance lease - right of use lease liability	540,204	838,676
Debt, net - current portion	1,611,698	4,495,660
Total current liabilities	13,257,114	14,841,025

Long-term Liabilities:
Reclamation liability	5,820,715	5,606,681
Deferred revenue	—	1,156,250
Debt, net - long-term portion	8,390,000	5,355,062
Other liabilities	2,049,173	1,230,154
Total long-term liabilities	16,259,888	13,348,147

TOTAL LIABILITIES	29,517,002	28,189,172

COMMITMENTS AND CONTINGENCIES (Notes 9 and 14)

Stockholders' Equity
Preferred stock $0.000666 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.000666 par value, 245,000,000 shares authorized, 157,820,072 and 117,862,081 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	105,138	78,405
Treasury stock 0 and 2,605,322 shares, at cost, at June 30, 2024 and December 31, 2023, respectively	—	(3,360,867)
Additional paid-in capital	372,661,466	363,889,245
Accumulated deficit	(297,864,575)	(282,329,611)
Total equity - Comstock Inc.	74,902,029	78,277,172
Non-controlling interest	136,972	—
Total stockholders' equity	75,039,001	78,277,172
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$104,556,003	$106,466,344

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$434,824	$35,325	$860,775	$66,075

Operating expenses:
Selling, general and administrative expenses	2,792,822	3,498,852	6,320,346	6,885,824
Research and development	2,548,467	1,763,304	3,440,480	3,031,683
Depreciation & amortization	656,717	704,881	1,312,695	1,335,922
Gain on sale of Facility	—	—	—	(178,193)
Total operating expenses	5,998,006	5,967,037	11,073,521	11,075,236

Loss from operations	(5,563,182)	(5,931,712)	(10,212,746)	(11,009,161)

Other Income (Expense)
Interest expense	(782,440)	(376,161)	(1,601,102)	(991,339)
Interest income	65,081	61,018	139,573	106,875
Change in fair value of derivative instruments	(77,496)	1,564,617	(833,614)	2,263,212
Gain (loss) on conversion of debt	(1,278,544)	32,800	(1,472,067)	(237,656)
Loss on debt extinguishment	(521,622)	—	(521,622)	—
Other income (expense)	(494,069)	(855,151)	(1,069,014)	(1,318,262)
Total other income (expense), net	(3,089,090)	427,123	(5,357,846)	(177,170)

Net loss	(8,652,272)	(5,504,589)	(15,570,592)	(11,186,331)

Net loss attributable to noncontrolling interest	(18,720)	(36,101)	(35,628)	(48,906)

Net loss attributable to Comstock Inc.	$(8,633,552)	$(5,468,488)	$(15,534,964)	$(11,137,425)

Weighted average common shares outstanding, basic and diluted	143,196,709	101,374,933	130,165,879	98,173,844

Earnings per Share - Basic and Diluted:
Net loss per share - basic and diluted	$(0.06)	$(0.05)	$(0.12)	$(0.11)

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

			Additional		Treasury	Non-
	Common Stock		Paid in	Accumulated	Stock	Controlling
	Shares	Amount	Capital	Deficit	Amount	Interest	Total
BALANCE - January 1, 2023	91,442,018	$60,660	$348,390,556	$(291,491,432)	$(3,360,867)	$2,764,542	$56,363,459

Issuance of common stock	6,090,276	4,056	2,145,944	—	—	—	2,150,000
Common stock issuance costs	—	—	(607,620)	—	—	—	(607,620)
Issuance of common stock for stock issuance costs	963,445	642	349,358	—	—	—	350,000
Issuance of common stock for conversion of debt and accrued interest	4,539,413	3,023	1,659,700	—	—	—	1,662,723
Employee and director share-based compensation	—	120	126,168	—	—	—	126,288
LINICO dividends earned by AQMS not distributed	—	—	—	—	—	(44,703)	(44,703)
Net loss	—	—	—	(5,668,937)	—	(12,805)	(5,681,742)
BALANCE - March 31, 2023	103,035,152	68,501	352,064,106	(297,160,369)	(3,360,867)	2,707,034	54,318,405

Issuance of common stock	619,352	412	499,588	—	—	—	500,000
Issuance of common stock for conversion of debt and accrued interest, net shares returned	1,951,248	1,300	1,667,632	—	—	—	1,668,932
Issuance of common stock in lieu of payment of interest	270,757	180	107,327	—	—	—	107,507
Employee and director share-based compensation	—	—	46,328	—	—	—	46,328
LINICO dividends earned by AQMS not distributed	—	—	—	—	—	(46,092)	(46,092)
Net loss	—	—	—	(5,468,488)	—	(36,101)	(5,504,589)
BALANCE - June 30, 2023	105,876,509	$70,393	$354,384,981	$(302,628,857)	$(3,360,867)	$2,624,841	$51,090,491

BALANCE - January 1, 2024	117,862,081	$78,405	$363,889,245	$(282,329,611)	$(3,360,867)	$—	$78,277,172

Issuance of common stock	4,102,697	2,732	1,460,978	—	—	—	1,463,710
Common stock issuance costs	—	—	(225,120)	—	—	—	(225,120)
Issuance of common stock for stock issuance costs	250,000	167	84,833	—	—	—	85,000
Issuance of common stock for debt issuance costs	489,141	326	249,674	—	—	—	250,000
Issuance of common stock for conversion of debt and accrued interest	2,276,944	1,516	893,257	—	—	—	894,773
Issuance of common stock in lieu of payment of interest	239,609	160	116,443	—	—	—	116,603
Retirement of treasury shares (2,605,322 shares)	(2,605,322)	(1,735)	(3,359,132)	—	3,360,867	—	—
Employee and director share-based compensation	—	120	56,064	—	—	—	56,184
Non-controlling interest vesting of shares in subsidiary	—	—	(172,600)	—	—	172,600	—
Net loss	—	—	—	(6,901,412)	—	(16,908)	(6,918,320)
BALANCE - March 31, 2024	122,615,150	81,691	362,993,642	(289,231,023)	—	155,692	74,000,002

Issuance of common stock	15,548,944	10,356	3,739,644	—	—	—	3,750,000
Issuance of common stock for conversion of debt and accrued interest	12,244,556	8,155	3,398,706	—	—	—	3,406,861
Issuance of common stock in lieu of payment of interest	375,412	250	123,213	—	—	—	123,463
Issuance of common stock for marketing-related costs	561,010	374	162,319	—	—	—	162,693
Issuance of common stock for Haywood lease amendment	1,500,000	999	508,851	—	—	—	509,850
Issuance of common stock for AST lease amendment	4,975,000	3,313	1,583,712	—	—	—	1,587,025
Employee and director share-based compensation	—	—	43,149	—	—	—	43,149
Warrant modification associated with debt amendment	—	—	108,230	—	—	—	108,230
Net loss	—	—	—	(8,633,552)	—	(18,720)	(8,652,272)
BALANCE - June 30, 2024	157,820,072	$105,138	$372,661,466	$(297,864,575)	$—	$136,972	$75,039,001

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six-Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,570,592)	$(11,186,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,285,746	1,336,375
Amortization of finance leases	24,043	23,652
Amortization on discount associated with finance leases	16,445	212,649
Amortization of debt discount and other debt-related items	910,992	479,065
Accretion of reclamation liability	203,088	186,107
Interest expense paid with common stock	240,066	107,507
Research and development expense paid with common stock	1,208,180	—
Gain on write-off of SSOF deposits	(400,000)	—
Gain on sale of Facility	—	(178,193)
Loss on extinguishment of debt	521,622	—
Loss on conversion of debt	1,472,067	237,656
Employee and director share based compensation	99,333	172,616
Change in fair value of derivative instruments	833,614	(2,263,212)
Change in fair value of investments	—	765,000
Share of net loss of equity-method investments	1,225,185	806,264
Other	302,167	(24,605)

Changes in operating assets and liabilities:
Prepaid expenses	(327,355)	(79,391)
Deposits - asset	—	289,485
Other assets	222,123	78,976
Accounts payable	1,301,050	213,124
Accrued expenses, other liabilities and deposits	327,761	720,226
Deferred gain	—	1,425,000
Deferred revenue	23,673	—
Other liabilities	249,998	—
Net cash used in operating activities	(5,830,794)	(6,678,030)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights and properties, plant and equipment	(465,938)	(816,071)
Proceeds from sale of leased facility and related assets	—	21,000,000
Purchase of Aqua Metals Transfer LLC and Facility	—	(12,000,000)
Payments on contractual commitments associated with derivatives	(2,284,364)	(3,500,000)
Advances to Sierra Springs Opportunity Fund, Inc.	—	(935,000)
Investment in SSOF	(530,000)	—
Funding of RenFuel note receivable	(1,030,000)	—
Advances to GenMat	(235,636)	—
Funding of reclamation bond	(50,000)	—
Other	(68,000)	(47,288)
Net cash provided by (used in) investing activities	(4,663,938)	3,701,641

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on financing leases	(50,131)	(352,050)
Proceeds from the issuance of common stock	5,213,710	2,650,000
Principal payments of debt	(200,000)	—
Issuances of debt	2,000,000	—
Common stock issuance costs	(140,120)	(257,620)
Net cash provided by financing activities	6,823,459	2,040,330
Net decrease in cash and cash equivalents	(3,671,273)	(936,059)
Cash and cash equivalents at beginning of period	3,785,577	2,521,772
Cash and cash equivalents at end of period	$114,304	$1,585,713

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common shares for debt conversion and accrued interest	$4,301,634	$3,331,656
Issuance of common shares with debt	$250,000	$—
Investment acquired with payable	$1,285,961	$—
Issuance of common shares for due diligence and commitment fees	$85,000	$350,000
Issuance of common stock in lieu of payment of marketing expense	$162,693	$—
Issuance of common stock for Haywood lease amendment	$509,850	$—
Issuance of common stock for AST lease amendment	$378,845	$—
Fair value of common stock held by GenMat transferred to GenMat Advances (see Note 2)	$694,970	$—
Return of common stock in connection with conversion of debt and accrued interest	$—	$(121,193)
Investment shares received on sale of Facility	$—	$9,365,000
Return of investment shares in lieu of escrowed funds	$—	$(1,500,000)

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REFERENCES TO THE COMPANY

Unless otherwise indicated, the terms we, us, our, Comstock, or the Company mean Comstock Inc., and its subsidiaries on a consolidated basis.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Comstock Inc. and its wholly and majority owned subsidiaries. Intercompany transactions have been eliminated. The condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Operating results for the three and six-months ended June 30, 2024 may not be indicative of full year 2024 results.

In management's opinion, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of June 30, 2024, and our results of operations and changes in equity for the three and six-months ended June 30, 2024 and 2023, and our cash flows for the six-months ended June 30, 2024 and 2023.

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Financial Statements are prepared on the going concern basis of accounting that assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has had recurring net losses from operations and had an accumulated deficit of $297,864,575 at June 30, 2024. For the six-months ended June 30, 2024, the Company recognized a net loss of $15,570,592 and cash and cash equivalents decreased by $3,671,273 from $3,785,577 at December 31, 2023 to $114,304 at June 30, 2024. The Company intends to fund its operations over the next twelve months from planned sales of non-strategic assets and other investments, issuance of equity under our existing shelf registration statement and private placements, planned licensing and related engineering services, sales and deferred revenue from our solar panel recycling business and existing cash and cash equivalents. Based on these expected funding sources, management believes the Company will have sufficient funds to sustain our operations and meet our contractual and investment commitments during the 12 months following the date of issuance of the Condensed Consolidated Financial Statements included herein. While the Company has been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, borrowings, asset sales and other means, there is no assurance the Company will be able to sell additional assets timely and/or obtain additional equity capital or other financing, if needed. Risks to our liquidity include future operating expenditures above management’s expectations, including but not limited to exploration, pre-development, research and development, selling, general and administrative, investment related expenditures, the sale of the Silver Springs Properties, and amounts to be raised from the issuance of equity under our existing shelf registration statement. Declines in the share price of our common stock would also adversely affect our results of operations, financial condition and cash flows and available liquidity. If the Company is unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about our ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or investments, or sell certain assets or businesses. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner, or at all.

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

NOTE 2                  INVESTMENTS

Summary of Investments

At June 30, 2024 and  December 31, 2023 our investments include:

	June 30, 2024		December 31, 2023
Equity Method Investments:	Investment	Ownership %	Investment	Ownership %
Quantum Generative Materials LLC	$10,433,624	48.19%	$11,606,763	48.19%
Pelen Limited Liability Company	605,519	25.00%	609,165	25.00%
Investment in research and development company	1,242,216	40.00%	—	—%
Total equity method investments	12,281,359		12,215,928

Measurement Alternative Investments:
Green Li-ion Pte. Ltd.	18,912,985	13.34%	18,912,985	13.34%
Sierra Springs Opportunity Fund, Inc.	19,575,000	17.50%	19,045,000	17.11%
Total measurement alternative investments	38,487,985		37,957,985

Total Investments	50,769,344		50,173,913
Less: current investments	(18,912,985)		(18,912,985)
Long-term investments	$31,856,359		$31,260,928

Summary financial information for affiliated companies (20% to 50%-owned) accounted for by the equity method for the periods presented, compiled from the equity investee's financial statements and reported on a one quarter lag is as follows:

	June 30, 2024	December 31, 2023
Current assets	$858,517	$665,765
Non-current assets	4,765,848	6,260,818
Current liabilities	153,519	—
Non-current liabilities	89,050	—

	Six-Months Ended
	June 30, 2024	June 30, 2023
Revenues	140,300	35,750
Gross Profit	23,400	35,750

Net loss	$(3,265,035)	$(2,172,782)
Net loss attributable to Comstock Inc.	$(1,225,185)	$(806,264)

Upon acquisition, management determined that the excess of our investment values over the net assets of the individual equity method investees was comprised of goodwill and intellectual property. At June 30, 2024 and December 31, 2023, non-current assets in the summarized financial information in the table above include the GenMat investment in, and derivative asset associated with, the Company's common stock of $0.7 million and $3.7 million, respectively.

Investment in Quantum Generative Materials LLC

On June 24, 2021, the Company invested in the equity of Quantum Generative Materials LLC (“GenMat”), and we received 465,000 membership units and committed $5,000,000 in cash and $10,000,000 in guaranteed stock value for a total of $15,000,000 for the initial seed investment and committed an additional $35,000,000 based upon GenMat’s realization of key development milestones, for up to 50% ownership of GenMat. The Company paid $5.0 million in cash in 2021 and 2022 and, upon signing the agreement, issued 3,000,000 shares of its common stock to GenMat. The agreement stipulated that proceeds from the sale of the stock would offset the $10.0 million funding commitment.

Through May 17, 2024, Comstock invested direct cash of $9,714,364 against the $10.0 million commitment. In addition, prior to 2024, GenMat sold a total of 486,549 shares of Comstock’s common stock it held for proceeds of $285,636. The direct cash funding plus the proceeds GenMat earned on the sale of Comstock common stock total $10.0 million thus fulfilling the commitment agreed to in 2021. During the six-months ended June 30, 2024 and 2023, Comstock paid $2,164,364 and $2,100,000, respectively, to GenMat against the initial $10,000,000 funding commitment (see Note 11, Fair Value Measurements).

At May 17, 2024, GenMat held 2,513,451 in Comstock common shares with a fair value of $694,970. Pursuant to the terms of the agreement, future proceeds from the sale of these shares will be applied against the purchase price of future investment tranches in GenMat. Subsequent to achieving the $10.0 million commitment in May 2024, funds advanced by the Company to GenMat are recorded as Advances on the condensed consolidated balance sheet and the change in fair value each period is recognized in earnings (see Note 3, Notes Receivable and Advances, net). At June 30, 2024, the shares had a fair value of $412,206 based on the closing trading price of Comstock’s common stock at the end of the period. During the three-month period ended June 30, 2024, the Company recognized a loss on the change in fair value of this asset from May 17, 2024 to June 30, 2024 of $282,764 which is included in other income (expense) in the condensed consolidated statements of operations.

For the three and six-months ended June 30, 2024, the Company recorded $606,935 and $1,173,139, respectively, in equity loss from affiliates for our investment in GenMat.

For the three and six-months ended June 30, 2023, the Company recorded $345,586 and $789,208, respectively, in equity loss from affiliates for our investment in GenMat.

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

GenMat Restructuring

On April 25, 2024, the Company and GenMat entered into a non-binding memorandum of understanding (the “MOU”) to amend the existing agreements. Under the MOU, the Company agreed to further fund GenMat up to $25.0 million (at a rate of $500,000 per month), terminable if GenMat receives $10.0 million or more of equity financing from third-party sources. The Company also agreed to the cancellation of 230,000 of its 465,000 GenMat units, thereby reducing the Company’s fully diluted equity interest to 235,000 units or 31.97%. GenMat will issue new common stock in exchange for the Company’s existing units. The Company will have the right to appoint one director to GenMat’s Board of Directors. The Company will have exclusive licensing rights for the biofuel field of use and non-exclusive licensing rights to the mining field of use. If the Company ceases funding, the exclusive license will convert to a nonexclusive right for the remainder of the license term. The Company and GenMat shall enter into amended and restated transaction documents (collectively, the “Amended Equity Agreements”) which upon execution, terminates the original transaction documents. As of  June 30, 2024, the Amended Equity Agreements were not executed and the Company expects the agreements to be executed in the second half of 2024.

Investment in Pelen LLC

On April 24, 2020, the Company completed the acquisition of 25% of Pelen LLC's (“Pelen”) membership interests for $602,500. For the three and six-months ended June 30, 2024, the Company recorded $6,054 in equity income and $3,646 in equity loss from affiliates for our investment in Pelen. For the three and six-months ended June 30, 2023, the Company recorded $4,487 in equity income and $17,056 in equity losses from affiliates for our investment in Pelen.

Investment in Research and Development Company

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

Phase 1

•	$100,000 on March 1, 2024;
•	$20,000 per month from March 1, 2024 to completion of the first project under the DSA; and
•	$205,000 on completion of the first project under the DSA.

After completion of Phase 1

•	$30,000 per month until fully paid; and
•	$205,000 on completion of the first six projects under the DSA.

Since the payments are not interest bearing, the Company calculated the implied interest of $214,039 on the future cash payments using an interest rate of 9.76% which was recorded as a discount on initial investment of $1.5 million and will be recognized over the payment term. The Company recorded a corresponding payable for future cash payments to account for the 40% ownership interest in the Developer. At June 30, 2024, the future remaining payments, net implied interest, totaled $1,150,424 (see Note 6, Accrued Expenses and Other Liabilities).  For the three and six-months ended June 30, 2024, the Company recorded $48,400 in equity loss from affiliates for our investment in the Developer. During the three and six-months ended June 30, 2024, Comstock paid $60,000 and $180,000, respectively, to the Developer in accordance with the funding commitments under the Developer Securities Purchase Agreement.

Investment in Green Li-ion

As part of our acquisition of a majority ownership of LINICO on December 30, 2021, we acquired 37,162 preferred shares of Green Li-ion Pte, Ltd. (“Green Li-ion”). On September 12, 2023, LINICO received gross proceeds of $795,510, net of commission fees of $15,910, from the sale of 1,500 Green Li-ion preferred shares for $530.34 per share and recorded a realized gain of $597,248 included in gain (loss) from investments in the consolidated statements of operations in the third quarter of 2023. In connection with this sale, the Company valued the remaining 35,662 Green Li-ion preferred shares it holds using the cash rate of $530.34 per share which resulted in recognition of an unrealized gain on investment of $14,577,627 in 2023. The Company intends to sell the remaining Green Li-ion preferred shares during late 2024, or early 2025.

Investment in Sierra Springs Opportunity Fund Inc.

During 2019, the Company invested $335,000 for 6,700,000 shares of Sierra Springs Opportunity Fund Inc (“SSOF”) common stock. From 2020 through November 2023, the Company advanced $6,985,000 to SSOF and its subsidiary for the purpose of purchasing land, payments for deposits on land and payments for an option on land and water rights purchases. On December 29, 2023, the Company and SSOF agreed to convert total advances into 3,880,556 shares of SSOF common stock. The conversion price of $1.80 per share was determined to be the fair value of a share of SSOF common stock based on cash sales of SSOF common shares and increased value of SSOF’s underlying real estate assets. The Company’s initial 2019 investment of SSOF common shares were revalued at $1.80 per common shares resulting in recognition of an unrealized gain on investment of $11,725,000 in 2023.

At December 31, 2023, the Company’s total SSOF investment consisted of 10,580,556 common shares, or 17.11% of SSOF's outstanding common shares on a fully diluted, if converted basis. For the six-months ended June 30, 2024, the Company invested an additional $530,000 in SSOF at $1.80 per share increasing our equity ownership in SSOF to 10,875,000 common shares, or 17.50% at June 30, 2024.

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

Investment in American Battery Technology Company

In connection with the sale of the Facility in 2023, the Company received 11 million shares of restricted common stock from the purchaser of the Facility, American Battery Technology Company (“ABTC”) with an initial fair value of $9,365,000 (see Note 7, Leases). On June 30, 2023, the Company and ABTC amended the agreement whereby the Company returned 1,923,077 of the ABTC restricted shares and ABTC agreed to forego the right to have $1.5 million of the purchase price set aside in escrow to settle indemnification claims. As of June 30, 2023, the remaining investment of 9,076,923 shares of restricted ABTC common stock had a fair value of $7.1 million. In August 2023, the remaining 9,076,923 shares owned by the Company became unrestricted. During the third quarter of 2023, the Company sold all 9,076,923 ABTC shares with proceeds of $5,456,920, net of commission fees of $90,939. For the three and six-months ended June 30, 2023, the Company recognized a loss of $765,000 on the investment included in other income (expense) in the condensed consolidated statements of operations.

NOTE 3                  NOTES RECEIVABLE AND ADVANCES, NET

Notes receivable and advances, net at June 30, 2024 and  December 31, 2023 include:

	June 30, 2024	December 31, 2023
Non-current portion
RenFuel K2B AB note receivable	$1,030,000	$-
GenMat advances	647,842	-
Daney Ranch note receivable	980,291	980,291
Total notes receivable and advances, non-current portion, net	$2,658,133	$980,291

RenFuel K2B AB (“RenFuel”)

On January 2, 2024, the Company funded $250,000 to RenFuel for a term loan, bearing interest at 7% per annum and matured on February 15, 2024. On April 19, 2024, the Company and RenFuel entered into a securities purchase agreement in which the Company agreed to fund RenFuel in twelve tranches of $250,000 up to the aggregate principal amount of $3,000,000 for a 7% Senior Secured Convertible Note (“Senior Secured Convertible Note”). On June 27, 2024, the parties signed the Amended Agreement to the RenFuel SPA to include certain legal fees of up to $450,000, increasing the aggregate principal amount of the Senior Secured Convertible Note to $3,450,000. The full principal and 7% interest rate per annum are due on April 30, 2034. The Senior Secured Convertible Note is secured by (i) a first priority lien on all material assets of RenFuel and RenFuel K2B Ipco AB (“SPV”), senior to all other currently outstanding and hereinafter existing RenFuel indebtedness pursuant to the securities purchase agreement, (ii) a first priority security interest and lien granted by RenFuel on 100% of the issued and outstanding equity of the SPV pursuant to the securities purchase agreement, and (iii) a first priority security interest and lien on 100% of the SPV's now and hereafter existing assets pursuant to the Guaranty and securities purchase agreement. The Parties have agreed to fully satisfy the term loan by issuance of the Senior Secured Convertible Note. For the six-months ended June 30, 2024, the Company funded $580,000 to RenFuel in accordance with the Senior Secured Convertible Note. For the three and six-months ended June 30, 2024, the Company recognized interest income of $8,078 and $12,345, respectively.

GenMat Advances

For the six-months ended June 30, 2024, the Company advanced GenMat $235,636 in cash. The remaining balance of $412,206 represents the fair value of the Company's common stock held by GenMat which will be applied against future investment in GenMat by the Company. The advances are non-interest bearing (see Note 2, Investments).

NOTE 4                  PROPERTIES, PLANT AND EQUIPMENT, NET AND MINERAL RIGHTS

Properties, plant and equipment at June 30, 2024 and  December 31, 2023 include the following:

	June 30, 2024	December 31, 2023
Land	$—	$6,328,338
Real property leased to third parties	1,037,049	1,037,049
Property, plant and equipment for mineral processing	27,644,745	27,644,745
Other property and equipment	7,546,445	7,394,191
Accumulated depreciation	(27,479,291)	(27,200,293)
Total properties, plant and equipment, net	$8,748,948	$15,204,030

During the three-months ended June 30, 2024 and 2023, we recognized depreciation expense of $139,060 and $215,376, respectively. During the six-months ended June 30, 2024 and 2023, we recognized depreciation expense of $278,998 and $335,473, respectively. At June 30, 2024 and December 31, 2023, the Company had $402,931 of properties, plant and equipment that were not yet placed in service and have not yet been depreciated.

Mineral Rights and Properties

Our properties at June 30, 2024 and  December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Comstock Mineral Estate	$10,842,716	$12,164,013
Other mineral properties	317,405	317,405
Water rights	90,000	820,595
Total mineral rights and properties	$11,250,121	$13,302,013

The Comstock Mineral Estate includes all of the Company's resource areas and exploration targets. During the six-months ended June 30, 2024 and 2023, we did not record any depletion expense, as none of the properties are currently in production. All of our mineral exploration and mining lease payments are classified as selling, general and administrative expenses in the condensed consolidated statements of operations.

On June 30, 2023, the Company signed a Mineral Exploration and Mining Lease Agreement (the “Mining Lease”) with Mackay Precious Metals Inc (“Mackay”). The Mining Lease provides a twenty-year term granting Mackay the rights to conduct exploration on certain of the Company’s mineral properties in Storey County, Nevada. Mackay paid a lease initiation fee of $1,250,000 and made their first two quarterly lease payments totaling $875,000, with quarterly lease payments of $375,000 for the next three and a half years, and then quarterly lease payments of $250,000 thereafter. In addition, Mackay will reimburse carrying costs for the mineral properties and will pay a 1.5% Net Smelter Returns (“NSR”) royalty from eventual mine production from the mineral properties. Mackay also committed to exploration expenditures of $1,000,000 per year on a cumulative basis, and increasingly detailed technical reports after the first five, ten, and fifteen years.

We determined that the Mining Lease initiation fee of $1,250,000 should be recognized as revenue ratably over the term of the Mining Lease and quarterly lease payments will be recognized as revenue in the period received. For the three and six-months ended June 30, 2024, we recorded revenue of $390,626 and $781,251, respectively, which includes the quarterly lease payments of $750,000 and amortization of the lease initiation fee of $31,251. For the three and six-months ended June 30, 2023, no revenue was recorded. As of June 30, 2024, the Company committed a plan to sell the mineral properties in Storey County, Nevada and $1,187,499 of deferred revenue for the initiation fee remains and recorded as current deferred revenue in our condensed consolidated balance sheet.

Assets Held for Sale

In the second quarter of 2024, the Company committed a plan to sell industrial and commercial land located in Lyon County, Nevada. This balance of $6,328,339 is classified as asset held for sale on the condensed consolidated balance sheet as of  June 30, 2024.

In the first quarter of 2024, the Company committed a plan to sell the membership interest, including the mineral rights, in Comstock Northern Exploration LLC. As of  June 30, 2024, assets held for sale include mineral rights with a balance of $1,321,297.

On April 26, 2023, the Company closed on the purchase of Aqua Metals Transfer LLC, a subsidiary of Aqua Metals Inc. ("AQMS"), including land, buildings and related improvements therein and paid the $12.0 million due to AQMS, effectively taking full ownership of the land, buildings and related improvements and the previously existing lease with LINICO was terminated. As of  June 30, 2023, assets held for sale include the land, buildings and related improvements with a balance of $20,638,942. As of  June 30, 2023, liabilities held for sale include deferred proceeds and gains on sale of Facility and related equipment with a balance of $27,803,564 (see Note 7, Leases).

In March 2023, the Company acquired senior water rights (50-acre feet) associated with one of its existing properties and junior water rights (16-acre feet) for a total of $730,595. In the second quarter of 2024, the Company committed a plan to sell the water rights. As of  June 30, 2024, assets held for sale include water rights of $730,595.

The Company’s assets held for sale at June 30, 2024 and  December 31, 2023 include the following:

Assets held for sale	Asset group	June 30, 2024	December 31, 2023
Mineral rights	Mineral rights and properties	$1,321,297	$—
Water rights	Mineral rights and properties	730,595	—
Land	Properties, plant and equipment, net	6,328,339	—
Total assets held for sale		$8,380,231	$—

NOTE 5                  INTANGIBLE ASSETS

The Company’s intangible assets at June 30, 2024 and  December 31, 2023 include the following:

	Estimated
	Economic Life
Description	(in years)	June 30, 2024	December 31, 2023

Developed technologies	10	$19,582,402	$19,582,402
License agreements	10	510,752	510,752
Customer agreements	1	122,885	122,885
Distribution agreements	8	19,733	19,733
Trademarks	10	7,000	7,000
Accumulated amortization		(5,383,488)	(4,376,740)
Intangible assets, net		$14,859,284	$15,866,032

Accumulated amortization as of June 30, 2024 and  December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Developed technologies	$5,093,237	$4,113,045
License agreements	156,624	131,917
Customer agreements	122,885	122,885
Distribution agreements	8,992	7,493
Trademarks	1,750	1,400
Accumulated amortization	$5,383,488	$4,376,740

For the three-months ended  June 30, 2024 and 2023, amortization expense related to intangible assets was $503,374 and $500,451, respectively. For the  six-months ended June 30, 2024 and 2023, amortization expense related to intangible assets was $1,006,748 and $1,000,902, respectively.

Future minimum amortization expense is as follows at June 30, 2024:

Remainder of 2024	$986,751
2025	1,993,499
2026	1,993,499
2027	1,993,499
2028	1,993,499
Thereafter	5,898,537
$14,859,284

Changes in the intangible assets balances for the six-months ended June 30, 2024 and 2023, are presented below:

	As of December 31, 2023	Additions	Impairment	Amortization	As of June 30, 2024
Intangible assets	$20,242,772	$—	$—	$—	$20,242,772
Accumulated amortization	(4,376,740)	—	—	(1,006,748)	(5,383,488)
Total intangible assets and goodwill	$15,866,032	$—	$—	$(1,006,748)	$14,859,284

	As of December 31, 2022	Additions	Impairment	Amortization	As of June 30, 2023
Intangible assets	$20,042,772	$—	$—	$—	$20,042,772
Accumulated amortization	(2,379,091)	—	—	(1,000,902)	(3,379,993)
Total intangible assets and goodwill	$17,663,681	$—	$—	$(1,000,902)	$16,662,779

The Company is party to three license agreements (collectively, the “AST License Agreements”) with American Science and Technology Corporation (“AST”), pursuant to which the Company agreed to license certain intellectual property of AST for use at three facilities in exchange for three facility-specific license fees of $500,000 each, and a royalty fee equal to 1.0% of the gross revenue of each of the first three licensed facilities. As of June 30, 2024, we have obtained the three license agreements and no additional license payments are anticipated. As of June 30, 2024, no royalty fees have been paid under the AST License Agreements.

On December 28, 2023, the Company entered into an amendment (the “2023 FPC Asset Purchase Agreement Amendment”) with Flux Photon Corporation (“FPC”) to amend that certain Asset Purchase Agreement, dated on September 7, 2021, and amended on December 10, 2021 (as amended, the “FPC Asset Purchase Agreement”). Pursuant to the FPC Asset Purchase Agreement, the Company acquired certain intellectual property and related photocatalysis laboratory equipment (the “FPC Assets”). The original purchase price included a payable for the FPC Assets of $17,650,000, payable only from 20% of future cash flows defined as the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its now and hereafter-existing subsidiaries until the purchase prices has been fully paid. The 2023 FPC Asset Purchase Agreement Amendment reduced the purchase price payable to FPC to $16,850,000. On December 28, 2023, the Company paid $200,000 on this payable which was accounted for as an acquisition of intellectual property. The remaining balance of $16,650,000 will be paid to FPC from future cash flows. The Company’s chief technology officer and a member of the Company's board of directors, is also the owner of 100% of the outstanding common stock of FPC and as such was the indirect beneficiary of all payments made to FPC pursuant to the FPC Asset Purchase Agreement (see Note 14, Related Party Transactions).

NOTE 6                  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at June 30, 2024 and  December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Accrued interest expense	$135,919	$52,500
Accrued payroll and related costs	888,788	798,827
Accrued incentive compensation	1,237,500	1,332,169
Accrued vendor liabilities	166,407	53,088
Payable to research and development company	410,139	—
Other accrued expenses	292,405	47,402
Total accrued expenses	$3,131,158	$2,283,986

On July 1, 2022, the Board of Directors of the Company approved a performance objective based, cash incentive compensation plan for executives of the Company, with the potential to earn a performance bonus of up to 100% of base salary. For the three and six-months ended June 30, 2024, the Company expensed $103,125 and $412,500, respectively, for accrued incentive compensation in the condensed consolidated financial statements. For the three and six-months ended June 30, 2023, the Company expensed $656,081 and $888,112, respectively, for accrued incentive compensation. The compensation committee of the Board of Directors has not yet approved the 2023 incentive compensation and the estimated expense was reduced to $825,000 based on the progress assessed on the objectives, and accordingly, the Company reduced the 2023 incentive accrual by $507,169 in the second quarter of 2024. On April 28, 2023, the compensation committee of the Board of Directors approved executive incentive compensation of $970,000 for named executive officers other than the chief executive officer earned through December 31, 2022 and paid in the second and third quarters of 2023. As of June 30, 2024, accrued incentive compensation of $1,237,500 consists of the remaining $825,000 incentive accrual for 2023 expected to be paid in 2024 and $412,500 of the estimated 2024 incentive accrual expected to be paid in 2025.

As of June 30, 2024, the short-term payable to research and development company of $410,139 and long-term payable of $740,285 consists of payments due under the Securities Purchase Agreement dated March 1, 2024, between the Company and research and development company (see Note 2, Investments). For the three and six-months ended June 30, 2024, the Company recognized interest expense of $33,104 and $44,467, respectively.

NOTE 7                  LEASES

The Company has the following lease balances recorded on the condensed consolidated balance sheets as follows:

Lease Assets and Liabilities	Classification	June 30, 2024	December 31, 2023
Finance lease right-of-use asset	Finance lease - right to use asset, net	$3,113,782	$2,923,766
Operating lease right-of-use asset	Other assets - noncurrent	218,213	237,617
Total right of use assets		$3,331,995	$3,161,383

Operating lease liability - current	Accrued expenses and other liabilities	$40,948	$37,401
Operating lease liability - long-term	Other liabilities	183,890	205,154
Finance lease liability, current portion	Finance lease - Right of use lease liability	540,204	838,676
Total lease liabilities		$765,042	$1,081,231

The Company has the following lease costs recorded in the condensed consolidated statements of operations as follows:
	Three-Months Ended		Six-Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Finance lease cost:
Amortization of right-of-use assets	$12,810	$13,159	$24,043	$23,652
Interest on lease liabilities	—	16,937	16,445	212,649
Operating lease cost	17,433	1,322	34,867	3,847
Total lease cost	$30,243	$31,418	$75,355	$240,148

Other information
Operating cash flows from operating leases	$16,590	$2,475	$33,180	$4,950
Financing cash flows from finance leases	$25,065	$25,066	$50,131	$352,050

The Company has the following weighted average remaining lease terms and discount rates for our finance and operating leases:

	June 30, 2024	June 30, 2023
Weighted-average remaining lease term - finance leases	0.83	1.08
Weighted-average remaining lease term - operating leases	4.37	5.26
Weighted-average discount rate - finance leases	—%	8.0%
Weighted-average discount rate - operating leases	13.2%	11.0%

Finance Lease

Facility Lease

During the six-months ended June 30, 2023, the Company received $29.1 million (cash proceeds of $21.25 million and restricted ABTC shares of $7.9 million), toward the sale of a leased facility and all the related equipment, of which the facility portion of the sale ultimately closed in August 2023 at which time the Company recognized a gain of $7.3 million. In connection with a portion of the $6.0 million received associated with the equipment, the Company recognized a gain of $178,193 on the sale of that equipment during the three-month period ended March 31, 2023. On April 26, 2023, the Company closed on the purchase of the membership interest of Aqua Metals Transfer LLC from Aqua Metals Inc. and paid the remaining $12.0 million due, taking full ownership of the membership interest of Aqua Metals Transfer LLC and terminating the lease.

AST Asset Purchase Agreement

On April 16, 2021, the Company entered into an asset purchase agreement (the “AST Asset Purchase Agreement”) with AST. Concurrently and in connection with the entry into the AST Asset Purchase Agreement, the Company and AST entered into the AST License Agreements (see Note 5, Intangible Assets). The AST License Agreements provided for full use of the facility and all machinery and equipment located therein until April 30, 2022. Under the AST Asset Purchase Agreement, the Company agreed to acquire substantially all of AST’s assets in exchange for $3,500,000 due on April 30, 2024 in addition to $35,000 per month from May 1, 2022 to April 30, 2025. Beginning May 1, 2022, the AST Asset Purchase Agreement provides for full access and use of the AST assets until all payments are made and title transfers to the Company.

All of the assets purchased under the agreement are being used for research and development activities. The machinery and equipment acquired was built for a specific purpose and is being used in testing for development of the technology required to process woody biomass into intermediate materials that can be converted into paper products and fuels. These assets have no alternative future use. The facility purchased is an industrial property located in Wausau, Wisconsin with an alternative use.  Since its inception, payments under this contract were allocated to the separate lease and non-lease components of the contract based on their relative standalone estimated fair values.

On April 2, 2024, the Company and AST amended the AST License Agreements and the AST Asset Purchase Agreement (the “License Agreement Amendments”) to amend the consideration paid pursuant to the AST License Agreements and the AST Asset Purchase Agreement, such that some or potentially all of the future obligation would be paid in the Company’s common stock. The consideration paid pursuant to the AST Asset Purchase Agreement was replaced with the following:

•	Within 5 business days of the effective date of the License Agreement Amendments, the Company is to issue 4,975,000 shares of the Company’s common stock to AST,
•	On or before April 30, 2025, the Company is to pay AST an amount equal to $3,500,000 minus the net cash proceeds AST received from the sale of Company shares, plus accrued interest on $3,500,000 at a rate of 12% per annum, with interest starting on May 1, 2024 and calculated pursuant to the terms of the License Agreement Amendments (the “True Up Payment”), and
•	The Company is to pay AST $35,000 rental payment per month from May 1, 2024 to April 30, 2025

On April 30, 2025, if the value of the unsold Company shares plus the net cash proceeds received by AST with respect to the sale of Company shares exceeds the True Up Payment, such excess shall be applied towards and reduce the consideration paid pursuant to the AST License Agreement on a pro rata basis. On April 10, 2024, pursuant to the License Agreement Amendments, the Company issued 4,975,000 shares of common stock of the Company to AST with a fair value of $1,587,025 determined by the closing price per share of our common stock of $0.319 on April 10, 2024. The fair value of $1,587,025 for the 4,975,000 issued shares of common stock was allocated as a reduction to the lease liability of $378,845 and recognition of research and development expense of $1,208,180. The amendment resulted in an increase in the right-of-use asset and lease liability of $114,059.

Of the amounts paid under this agreement, a portion is associated with the acquired machinery and equipment and recognized as research and development expense in the condensed consolidated statements of operation. During the three and six-months ended June 30, 2024, the Company recognized $1,288,115 and $1,368,050, respectively, of research and development expense. During the three and six-months ended June 30, 2023, the Company recognized $79,935 and $159,870, respectively, of research and development expense associated with payments under this agreement.

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

The closing of the Haywood Purchase Agreement is contingent on liquidation of the shares and receipt of the full purchase price by Decommissioning Services. The Company agreed to make up any shortfall if the proceeds from the sale of the shares plus the deposit are less than $2.2 million, and Decommissioning Services agreed to refund any excess proceeds. This contractual stock consideration has been recorded as a derivative on the consolidated balance sheets (see Note 11, Fair Value Measurements).

On April 2, 2024, the Company and Decommissioning Services amended the Haywood Purchase Agreement to extend the latest date of the closing to June 30, 2025, and to increase the purchase price to $2.2 million. Pursuant to the amendment, the Company will pay $75,000 per month to Decommissioning Services, with $60,000 of each payment applied to the $2.2 million purchase price, until the sum of such applied cash amounts plus previous cash payments plus the net proceeds from the sale of the Company common shares equals $2.2 million. On April 11, 2024, pursuant to the amendment, the Company issued 1,500,000 shares of common stock of the Company to Decommissioning Services with a fair value of $509,850. The payment was applied against the make-whole derivative liability associated with the common stock. The increase in purchase price from $2.1 million to $2.2 million increased the right-of-use finance lease asset and the make-whole derivative liability by $100,000 (see Note 11, Fair Value Measurements).

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

Operating Leases

For the three and six-months ended June 30, 2024, short-term operating lease expense was $24,800 and $45,500, respectively. For the three and six-months ended June 30, 2023, short-term operating lease expense was $15,189 and $30,578, respectively.

On August 15, 2023, the Company, as lessee, signed a Real Estate and Building Lease Agreement (the “SCP Building Lease”) with Sierra Clean Processing LLC (“SCP”) to lease real property and improvements located in Silver Springs, Nevada. The SCP Building Lease is under a five-year term commencing on August 1, 2023, subject to automatically renew for an additional five-year term. Under the SCP Building Lease, rental expense is $4,680 per month with an annual rent increase of 3% and all lease payments were recognized as rental expense. At lease inception, the SCP Building Lease was classified as an operating lease with a lease term of five years. At August 15, 2023, the Company recorded a right-of-use asset and lease liability of $213,925 and $213,925, respectively, at a discount rate of 13.57%. For the three and six-months ended June 30, 2024, the fixed operating lease expense was $14,908 and $29,816, respectively. For the three and six-months ended June 30, 2023, no fixed operating lease expense was expensed on the SCP Building Lease. The Company's chief executive officer is an executive and director of SCP.

Minimum lease payments to be paid by the Company by fiscal year for the Company's operating and finance leases are as follows:

	Operating Leases	Finance Leases
For the remainder of 2024	$33,932	$50,130
2025	69,118	490,074
2026	71,175	—
2027	73,285	—
2028	46,371	—
Thereafter	—	—
Total lease payments	293,881	540,204
Less: imputed interest	(69,043)	—
Present value of lease liabilities	$224,838	$540,204

Operating Lease Income

For the three-months ended June 30, 2024 and 2023, revenues from operating leases on our land and building leased to others totaled $36,600 and $35,325, respectively. For the six-months ended June 30, 2024 and 2023, revenues from operating leases on our land and building leased to others totaled $71,925 and $66,075, respectively.

Minimum lease payments for operating leases to be received from others are as follows:

For the remainder of 2024	$48,000
2025	96,000
2026	96,000
2027	96,000
2028	96,000
Thereafter	192,000
Total Minimum Lease Income	$624,000

NOTE 8          DEBT OBLIGATIONS

Debt at June 30, 2024 and  December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
GHF Secured Promissory Note - 12% interest, due April 15, 2026	$4,290,000	$4,290,000
Alvin Fund LLC Promissory Note - 16% interest, due April 15, 2026	2,000,000	2,000,000
Alvin Fund LLC Promissory Note - 12% interest, due April 15, 2026	2,100,000	2,100,000
Kips Bay Unsecured Convertible Promissory Note - 8% interest, due March 27, 2025	1,900,005	3,157,894
AQMS Note Payable - 9.76% implied interest, due December 31, 2024	400,000	600,000
Total debt	10,690,005	12,147,894
Less: debt discounts and issuance costs	(688,307)	(2,297,172)
Total debt, net of discounts	10,001,698	9,850,722
Less: current maturities	(1,611,698)	(4,495,660)
Long-term debt, net of discounts and issuance costs	$8,390,000	$5,355,062

GHF, Inc. Unsecured Promissory Note

On December 15, 2021, the Company entered into a long-term promissory note (the “GHF 2021 Note”) with GHF, Inc. (“GHF”), with a principal amount of $5,000,000, of which $4,550,000 was funded and $450,000 was an original issue discount (“OID”) with the principal due on December 15, 2024, and interest payable monthly at a rate of 6% annually. On August 22, 2022, in connection with the GHF 2021 Note, the Company issued warrants to GHF which allowed them to purchase 200,000 shares of the Company’s common stock at $1.00 per share (the “First GHF Warrants”). The First GHF Warrants were exercisable on or prior to August 22, 2024. On December 15, 2022, in connection with the GHF 2021 Note, the Company issued additional warrants to GHF which allowed them to purchase 1,000,000 shares of the Company’s common stock, of which 500,000 were exercisable at $0.4555 (the “Second GHF Warrants”) and the remaining 500,000 were exercisable at $2.5217 (the “Third GHF Warrants” and collectively with the First GHF Warrants and the Second GHF Warrants, the “GHF Warrants”). The Second GHF Warrants and the Third GHF Warrants were exercisable on or prior to December 15, 2024. On April 22, 2024, the Company and GHF amended the GHF 2021 Note (the “Amended GHF 2021 Note”) to extend the maturity from December 15, 2024 to April 15, 2026 and increase the interest rate from 6% to 12% per annum. The Company determined that the Amended GHF 2021 Note resulted in a debt modification and recorded in the second quarter of 2024 a loss on debt extinguishment of $331,891 in our condensed consolidated statement of operations. Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by all non-mining related assets of the Company, Silver Springs land and water rights, excluding the Lucerne and Dayton properties. The Company is required to prepay the GHF 2021 Note with any net cash proceeds received in the sale of any collateral. During the three-months ended June 30, 2024 and 2023, the Company recognized interest expense of $133,884 and $158,447, respectively, including OID amortization of $21,755 and $94,273, respectively, in connection with the GHF 2021 Note. During the six-months ended June 30, 2024 and 2023, the Company recognized interest expense of $292,331 and $315,152, respectively, including OID amortization of $116,028 and $187,510, respectively, in connection with the GHF 2021 Note. On April 22, 2024, the Company and GHF also amended the GHF Warrants, whereby (i) the exercise price of the First GHF Warrants and the Third GHF Warrants was reduced to $0.4555, and (ii) the maturity of the GHF Warrants was extended to December 31, 2025. The incremental fair value resulting of the amendments to the GHF Warrants was $85,331 and was recognized as part of the loss on debt extinguishment (see Note 10, Equity).

Alvin Fund Note

On October 25, 2022, the Company entered into a short-term promissory note (the “Alvin Fund 2022 Note”) with Alvin Fund LLC (“Alvin Fund”) with a principal amount of $2,000,000. In consideration for entering into the Alvin Fund 2022 Note, the Company issued to Alvin Fund common shares of the Company at a fair value of $250,000, which was recognized as a discount on the Alvin Fund 2022 Note. The maturity date pursuant to the Alvin Fund 2022 Note was originally October 25, 2023. On September 30, 2023, the Company and Alvin Fund amended the Alvin Fund 2022 Note to extend the maturity date to January 31, 2026, at an interest rate of 16%. Interest was payable monthly at a rate of 9% annually. On April 22, 2024, the Company and Alvin Fund amended the Alvin Fund 2022 Note (the “Amended Alvin Fund 2022 Note”) to extend the maturity from January 31, 2026 to April 15, 2026. Prepayment is allowed in full or in part at any time without premium or penalty. The Alvin Fund 2022 Note is secured by all the property commonly referred to as the Dayton properties. During the three-months ended June 30, 2024 and 2023, the Company recognized interest expense of $79,781 and $107,206, respectively, including OID amortization of $0 and $62,329, respectively, in connection with the Alvin Fund 2022 Note. During the six-months ended June 30, 2024 and 2023, the Company recognized interest expense of $159,562 and $213,234, respectively, including OID amortization of $0 and $123,973, respectively, in connection with the Alvin Fund 2022 Note.

On November 12, 2023, the Company entered into a short-term promissory note (the “Alvin Fund 2023 Note”) with Alvin Fund with a principal amount of $2.1 million which includes $100,000 OID. The full principal was due on February 12, 2025. Interest was payable monthly at a rate of 8% annually. On November 12, 2023, in connection with the Alvin Fund 2022 Note, the Company issued warrants to Alvin Fund which allowed them to purchase 1,000,000 shares of the Company’s common stock at $0.70 per share (the “Alvin Fund Warrants”). The Alvin Fund Warrants were exercisable on or prior to November 12, 2025. On April 22, 2024, the Company and Alvin Fund amended the Alvin Fund 2023 Note (the “Amended Alvin Fund 2023 Note”) to extend the maturity from February 12, 2025 to April 15, 2026 and increase the interest rate from 8% to 12% per annum. The Company determined that the Amended Alvin Fund 2023 Note resulted in a debt modification and recorded in the second quarter of 2024 a loss on debt extinguishment of $189,731 in our condensed consolidated statement of operations. Prepayment is allowed in full or in part at any time without premium or penalty. The Alvin Fund 2023 Note is secured by the Company's non-mining assets. During the three-months ended June 30, 2024 and 2023, the Company recognized interest expense of $69,100 and $0, respectively, including OID amortization of $11,796 and $0, respectively, in connection with the Alvin Fund 2023 Note. During the six-months ended June 30, 2024 and 2023, the Company recognized interest expense of $162,102 and $0, respectively, including OID amortization of $62,913 and $0, respectively, in connection with the Alvin Fund 2023 Note. On April 22, 2024, the Company and Alvin Fund also amended the Alvin Fund Warrants, whereby the exercise price was reduced to $0.4555 and the maturity was extended to December 31, 2025. The incremental fair value resulting of the amendment to the Alvin Fund Warrants was $22,900 and was recognized as part of the loss on debt extinguishment (see Note 10, Equity).

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

The Kips Bay Note contains conversion terms that are based on percentages of trading price and volumes over defined measurement periods. The terms require the conversion option to be bifurcated as a derivative.  As of June 30, 2024, and December 31, 2023, the Company has a derivative liability balance of $470,000 and $1,360,000, respectively, associated with this conversion option and reflected in our condensed consolidated balance sheet. During the three-months ended June 30, 2024 and 2023, the Company recognized interest expense of $383,091 and $0, respectively, which includes OID amortization of $312,493 and $0, respectively, in connection with the Kips Bay Note. During the six-months ended June 30, 2024 and 2023, the Company recognized interest expense of $825,709 and $0, respectively, which includes OID amortization of $664,459 and $0, respectively, in connection with the Kips Bay Note. As of June 30, 2024, the Company delivered 14,521,500 shares of common stock with a fair value of $4,301,634 at an average conversion price per share of $0.30 upon the conversion of a principal balance of $3,363,152 and accrued interest of $166,707.

The loss on debt conversion recognized during the  six-months ended June 30, 2024 was calculated as follows:
Principal converted	$3,363,152
Debt discount associated with principal converted	(1,370,211)
Accrued interest payable converted	166,707
Derivative liability converted	669,919
Total	2,829,567
Fair value of stock issued	4,301,634
Loss on conversion of debt	$(1,472,067)

Aqua Metals Inc. Note

On December 19, 2023, Comstock Inc., LINICO and Aqua Metals Inc. (“AQMS”) entered into a stock redemption agreement in which the Company agreed to purchase and AQMS agreed to sell their shares in LINICO for $600,000. The consideration is payable in twelve installments of $50,000 with the first installment due on January 31, 2024, and the next eleven installments due on the last day of the next succeeding eleven months. Since the payments are not interest bearing, the Company calculated the implied interest of $33,673 on the future cash payments using an interest rate of 9.76% which was recorded as a discount on the agreement and will be recognized over the payment term. During the three-months ended June 30, 2024 and 2023, the Company recognized interest expense of $9,737 and $0, respectively, in connection with the AQMS notes payable. During the six-months ended June 30, 2024 and 2023, the Company recognized interest expense of $23,124 and $0, respectively, in connection with the AQMS notes payable.

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

As of June 30, 2023, the Company delivered 6,490,661 shares of common stock with a fair value of $3,452,848 at an average alternate conversion price per share of $0.53 with a principal balance of $2,400,000 and accrued interest of $58,707. Total carrying value of the converted debt was $996,254 which was reversed upon conversion. During the three-months ended June 30, 2023, the Company recorded a gain on conversion of debt of $32,800. During the six-months ended June 30, 2023, the Company recorded a loss on conversion of debt of $237,656. The conversion terms require a measurement period of five days within which the number of shares initially converted are adjusted for changes in trading volume during the period. Under this provision, on April 6, 2023, Ionic returned 327,549 excess shares of the Company's common stock issued upon earlier conversions. During the three-months ended June 30, 2024 and 2023, the Company recognized interest expense of $0 and $93,571, respectively, which includes OID amortization of $0 and $70,093, respectively, in connection with the Ionic Note. During the six-months ended June 30, 2024 and 2023, the Company recognized interest expense of $0 and $250,304, respectively, which includes OID amortization of $0 and $167,582, respectively, in connection with the Ionic Note. The Ionic Note was fully converted in 2023.

NOTE 9         COMMITMENTS AND CONTINGENCIES

COMSTOCK MINERAL ESTATE LEASE PAYMENTS

We lease certain mineral rights and properties under leases expiring at various dates through 2040. Future minimum annual lease payments, including royalty and rental payments, under these existing lease agreements are as follows at June 30, 2024:

Year	Leases
Remainder of 2024	$52,700
2025	111,000
2026	151,000
2027	151,000
2028	151,000
Thereafter	1,361,250
Total minimum annual lease payments	$1,977,950

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

RENFUEL LICENSE PAYMENTS

On October 11, 2023, and amended on December 22, 2023, the Company and RenFuel signed an Exclusive License Agreement, pursuant to which RenFuel granted Comstock Fuels Corporation (“Comstock Fuels”), a wholly owned subsidiary of the Company, an exclusive license to use RenFuel’s patented catalytic esterification and related technologies in North America, Central America, and South America in exchange for ongoing royalty fees based on the production and sales of qualified products. The Company is required to spend a minimum of $250,000 per quarter on commercially reasonable research, development and commercialization activities, and advances commencing on January 1, 2024. As of June 30, 2024, this commitment has been satisfied with advances made to RenFuel (see Note 3, Notes Receivable and Advances, net).

INVESTMENT IN LICENSED TECHNOLOGY

On March 1, 2024, Comstock and Developer entered into the DSA to advance technologies owned by Comstock’s subsidiary that incorporate applications of intellectual properties owned by the Developer (“Developer IP”). The DSA scope involves research and development to validate integrated applications of Comstock's intellectual properties and Developer IP, including baseline applications involving Developer IP alone. The DSA calls for work to be completed in a series of phases, with the first phase (“Phase 1”) consisting of three projects over nine months at a cost to Comstock of $116,900 per month, or $1,052,100 in total. Current estimates for the next three projects in the second phase of work under the DSA (“Phase 2”) include $116,900 per month for an additional six months, or $701,400 in total, including $321,160 in residual payments for equipment and supplies purchased in Phase 1 that will be used in Phase 2. For the three and six-months ended June 30, 2024, the Company recorded $350,700 and $467,600, respectively, as research and development expense in the condensed consolidated statements of operation. Phase 2 estimates are subject to upwards variance after data is collected and evaluated from Phase 1. No estimate is available for work beyond Phase 2 at this time, however, the DSA contemplates continuing cooperation for research and development over an initial three-year term. Each phase of work is defined by a detailed scope culminating in specific, measurable, achievable, relevant, and timely milestones and go-no-go decision points. Work under Phase 2 cannot occur without a written notice to proceed from Comstock following satisfactory completion of Phase 1 based on stated milestones and decision points. The Phase 2 notice to proceed also cannot be issued until a detailed project plan for Phase 2 is finalized and approved by Comstock and Developer.

On March 1, 2024, Developer granted the Company an exclusive license to use Developer IP to produce fuel (“Fuels License”) and water (“Water License” and, together with the Fuels License, the “Comstock License Agreements”) in exchange for royalty fees based on the production and sales of qualified products. The Comstock License Agreements also require the Company to pay minimum royalty fees equal to $20,000 on the earlier to occur of 240 days after receiving a patent for the Developer IP, and, commencing on February 15, 2025, and for each year thereafter, (i) $10,000 in year 1 and 2, (ii) $25,000 in year 3 and 4, and (iii) $75,000 in year 5 and thereafter. The Company also agreed to pay for certain outstanding and future patent costs, as well as a new patent filing fees for each new patent application added to the Licensed Patent Rights deriving from Developer individually ( $10,000) or together with the Company ( $5,000). The scope of the Water License is exclusive unless Comstock elects not to invest a minimum of $100,000 per calendar quarter after completion of Phase 1. All amounts paid to or for the benefit of Developer under the DSA and Comstock License Agreements are credited against future royalties payable under the Comstock License Agreements. The Comstock License Agreements state that new intellectual properties developed by Comstock that derive from the Developer IP shall be assigned to Developer. As of March 1, 2024, an officer and an employee (the “Comstock Inventors”) of the Company invented new developments that derived from Developer IP (“Comstock Developer Inventions”). The Comstock Inventors assigned the Comstock Developer Inventions to Comstock, and Comstock then assigned the Comstock Developer Inventions to Developer. While new developments to the Developer IP made by Comstock after March 1, 2024, are required to be assigned to Developer for no additional consideration, Developer agreed to pay to the Company a technology use fee equal to 20% of any throughput that Developer generates by use and sublicensing of the Comstock Developer Inventions.

OTHER

Annually, the Company pays each of the independent directors a total of $160,000 in cash and stock-based compensation, plus chair and committee meeting fees and each of the independent directors receives cash retainers of $60,000. The Chair of each Committee is paid an additional cash retainer of $20,000 annually. As of June 30, 2024 and December 31, 2023, the Company accrued $750,000 and $500,000, respectively, in director fee compensation associated with the stock-based portion of their compensation earned in 2023 and 2024 that is expected to be issued in 2024 and paid annually and is included in long-term liabilities on the condensed consolidated balance sheet. For the three-months ended June 30, 2024 and 2023, the Company recognized director fees expenses of $200,000 and $108,850, respectively. For the six-months ended June 30, 2024 and 2023, the Company recognized director fees expenses of $425,000 and $246,550, respectively. As of June 30, 2024 and December 31, 2023, director fee compensation included in accounts payable on the condensed consolidated balance sheet was $141,000 and $87,500, respectively.

From time to time, we are involved in claims and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

NOTE 10         EQUITY

Issuance of Registered Shares of Common Stock

On March 25, 2024, the Company entered into an equity purchase agreement (“2024 ClearThink Agreement”) with ClearThink Capital Partners LLC (“ClearThink”) to offer and sell restricted and registered shares of common stock of the Company at an aggregate offering price of up to $5.0 million from time to time, at our option, on terms we deem favorable. On March 26, 2024, the Company filed a prospectus supplement to the registration statement on Form S-3, dated March 28, 2022, that registered for resale these shares issued pursuant to the 2024 ClearThink Agreement. As of June 30, 2024, the Company issued 14,083,627 registered shares of common stock to ClearThink for an aggregate sales price of $3,250,000 at an average price per share of $0.23. As of June 30, 2024, the 2024 ClearThink Agreement had remaining capacity of $1,750,000.

On January 16, 2024, the Company issued an additional 180,210 registered shares of its common stock equal in value to 1.75% of the principal amount of the Kips Bay Note, or $92,105, also at $0.511 per share (see Note 8, Debt Obligations).

On February 13, 2023, the Company entered into an equity purchase agreement (“2023 Leviston Sales Agreement”) with Leviston Resources LLC (“Leviston”) to offer and sell registered shares of common stock at an aggregate offering price of up to $5.0 million from time to time, at our option, on terms we deem favorable. As of December 31, 2023, the Company issued 10,892,604 registered shares of common stock to Leviston pursuant to the Company’s Form S-3 filed with the U.S. Securities and Exchange Commission, for an aggregate sales price of $5.0 million at an average price per share of $0.46, and additional 552,486 common shares at a fair value of $200,000 in commitment fees. As of June 30, 2024, the 2023 Leviston Sales Agreement had no remaining capacity and no sales under this agreement were made in 2024.

On June 21, 2022, the Company entered into an equity purchase agreement (the “2022 Tysadco Sales Agreement”) with Tysadco Partners, LLC (“Tysadco”) to offer and sell registered shares of common stock in an aggregate offering price of up to $10.0 million from time to time, at our option, on terms we deem favorable. Any shares offered and sold to Tysadco were registered for resale pursuant to a registration statement on Form S-1 filed with U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933 (the “Securities Act”). The Company paid commissions equal to 5% of the offering proceeds to the placement agent in connection with such sales. As of December 31, 2023, the Company issued 7,897,838 shares of common stock to Tysadco, for an aggregate sales price of $3,000,000 at an average price per share of $0.38. For the six-months ended June 30, 2024, the Company issued 3,318,014 shares of common stock to Tysadco, for an aggregate sales price of $1,213,710 at an average price per share of $0.37. Sales of common stock, if any, under the 2022 Tysadco Sales Agreement were made at a 10% discount to the volume weighted average sales price of the common stock on the date that Tysadco receives a capital call from the Company. As of  June 30, 2024, the 2022 Tysadco Sales Agreement had no remaining capacity.

Issuance of Unregistered Shares of Common Stock

In 2024, the Company issued 615,021 shares of unregistered restricted common shares with a fair value of $240,066 to Alvin Fund in lieu of cash payment from interest under the Alvin Fund 2022 and 2023 Notes. In 2023, the Company issued 270,757 shares of unregistered restricted common shares with a fair value of $107,507 to Alvin Fund LLC in lieu of cash payments for interest under the Alvin Fund 2022 Note.

On May 22, 2024, the Company issued 1,250,000 shares of restricted common stock of the Company to our chief executive officer for $500,000 (see Note 14, Related Party Transactions).

On April 19, 2024, the Company issued 1,000,000 shares of restricted unregistered common stock to a single investor for $250,000.

On April 19, 2024, the Company issued 561,010 restricted common stock of the Company for a fair value of $162,693 to a professional services firm for consideration related to the Company's marketing services agreement.

On April 11, 2024, pursuant to the amendment in connection with the Haywood lease, the Company issued 1,500,000 shares of common stock of the Company to Decommissioning Services with a fair value of $509,850 (see Note 7, Leases).

On April 10, 2024, pursuant to the AST License Agreement Amendments, the Company issued 4,975,000 shares of common stock of the Company to AST with a fair value of $1,587,025 (see Note 7, Leases).

On March 27, 2024, the Company issued 250,000 shares of unregistered restricted common stock with a fair value of $85,000 to ClearThink as payment for commitment fees under the 2024 ClearThink Agreement.

On January 11, 2024, the Company issued 308,931 restricted shares of its common stock equal to 3% of the principal amount of the Kips Bay Note, or $157,895 at $0.511 per share (see Note 8, Debt Obligations).

On February 14, 2023, the Company issued 410,959 shares of unregistered restricted common stock with a fair value of $150,000 to Leviston as payment for due diligence fees under the 2023 Leviston Sales Agreement.

Noncontrolling Interest

On December 30, 2021, the Company entered into an agreement with LINICO to purchase additional shares of LINICO resulting in the Company owning an approximately 90% controlling interest in LINICO. The remaining 10% ownership was held by AQMS (see Note 14, Related Party Transactions) and was accounted for as a noncontrolling interest in our consolidated financial statements. On December 19, 2023, the Company, LINICO and AQMS entered into a stock redemption agreement in which AQMS sold its LINICO shares to LINICO for $600,000. The increase in ownership percentage and decrease in non-controlling interest resulted in an increase to the Company's additional paid in capital of $3,758,807 during the year ended December 31, 2023. As of June 30, 2024 and December 31, 2023, the Company owns 100% of LINICO.

On March 1, 2023, Comstock Metals Corporation (“Comstock Metals”), a wholly owned subsidiary of the Company, entered into an Employment Agreement with Dr. Fortunato Villamagna, to serve as President of Comstock Metals. As part of this agreement. Dr. Villamagna shall receive 20% of the equity in Comstock Metals, vesting evenly, over a five-year period commencing on March 1, 2023 through March 1, 2028, with estimated fair value of the equity award totaling $863,000 held by Dr. Villamagna. On March 1, 2024, the first tranche vested reducing in the Company’s ownership in Comstock Metals to 96% with a noncontrolling interest of 4%. As of June 30, 2024 and December 31, 2023, the Company owns 96% and 100% of Comstock Metals, respectively.

For the year ended December 31, 2023, the Company recognized share-based compensation of $143,833 associated with the agreement with Dr. Villamagna. During the three and six-months ended June 30, 2024, the Company recognized share-based compensation of $43,150 and $86,300, respectively. At June 30, 2024, unamortized stock-based compensation for the equity award was $632,867 and will be amortized over the remaining vesting term of 3.75 years.

Treasury Stock

At December 31, 2023, treasury stock included 2,605,322 shares of our common stock with carrying value of $3,360,867. On January 5, 2024, the Company retired and cancelled the treasury stock.

Warrants

Outstanding warrants at June 30, 2024 and  December 31, 2023 are as follows:

	Number of Warrants	Exercise Price	Expiration Date
GHF, Inc.	200,000	$0.4555	December 31, 2025
GHF, Inc.	500,000	$0.4555	December 31, 2025
GHF, Inc.	500,000	$0.4555	December 31, 2025
Alvin Fund LLC	1,000,000	$0.4555	December 31, 2025
Total Outstanding warrants	2,200,000

During the six-months ended June 30, 2024 and 2023, no warrants to purchase common stock were issued, exercised, or expired. During the three-months ended June 30, 2024, the warrants were modified in connection with amendments to related debt agreements (see Note 8, Debt Obligations).

NOTE 11         FAIR VALUE MEASUREMENTS

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2024:

		Fair Value Measurements at
		June 30, 2024
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Stock held by GenMat advances (see Note 3)	$412,206	$—	$412,206	$—

Liabilities:
Kips Bay convertible debt derivative	$470,000	$—	$—	$470,000
LINICO related derivative	3,252,429	—	3,252,429	—
Haywood derivative	678,150	—	678,150	—
Total liabilities measured at fair value	$4,400,579	$—	$3,930,579	$470,000

The following table presents our liabilities measured at fair value on a recurring basis at  December 31, 2023:

		Fair Value Measurements at
		December 31, 2023
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Kips Bay convertible debt derivative	$1,360,000	$—	$—	$1,360,000
LINICO related derivative	2,383,162	—	2,383,162	—
Haywood derivative	875,000	—	875,000	—
GenMat derivative	781,966	—	781,966	—
Total liabilities measured at fair value	$5,400,128	$—	$4,040,128	$1,360,000

Changes in the assets and liabilities that include level 3 inputs the following:

•

During the three and six-months ended June 30, 2023, the Company recognized a loss of $1,416,254 and $1,176,254, respectively, for the change in fair value of the Ionic convertible debt derivative. During the three and six-months ended June 30, 2023, $840,254 and $996,254, respectively, of the derivative liability was converted using significant unobservable inputs (Level 3).

•

During the three and six-months ended June 30, 2024, the Company recognized a gain of $539,480 and $1,056,081, respectively, for the change in fair value of the Kips Bay Note. During three and six-months ended June 30, 2024, $430,520 and $669,919, respectively, of the derivative liability was converted and on January 27, 2024, the Company recorded an additional $836,000 associated with the additional borrowings under the Kips Bay Note using significant unobservable inputs (Level 3).

VALUATION METHODOLOGIES

Following is a description of the valuation methodologies used for the Company's financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Derivatives

The Company has several derivatives associated with its common stock including make-whole commitments and debt conversion options. The following tables presents changes in our derivative liabilities for the three and six-months ended June 30, 2024 and 2023, at fair value:

	For the Three-Months Ended June 30, 2024
	As of March 31, 2024	(Additions) Deductions	Unrealized Gain (Loss) on Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of June 30, 2024
Kips Bay convertible debt derivative	$(1,440,000)	$430,520	$539,480	$—	$(470,000)
LINICO related derivative	(2,893,325)	—	(359,104)	—	(3,252,429)
Haywood derivative	(1,160,000)	409,850	(48,000)	120,000	(678,150)
GenMat derivative	240,478	(694,970)	(209,872)	664,364	—
Total derivative liabilities measured at fair value	$(5,252,847)	$145,400	$(77,496)	$784,364	$(4,400,579)

	For the Six-Months Ended June 30, 2024
	As of December 31, 2023	(Additions) Deductions	Unrealized Gain (Loss) on Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of June 30, 2024
Kips Bay convertible debt derivative	$(1,360,000)	$(166,081)	$1,056,081	$—	$(470,000)
LINICO related derivative	(2,383,162)	—	(869,267)	—	(3,252,429)
Haywood derivative	(875,000)	409,850	(333,000)	120,000	(678,150)
GenMat derivative	(781,966)	(694,970)	(687,428)	2,164,364	—
Total derivative liabilities measured at fair value	$(5,400,128)	$(451,201)	$(833,614)	$2,284,364	$(4,400,579)

	For the Three-Months Ended June 30, 2023
	As of March 31, 2023	(Additions) Deductions	Unrealized Gain (Loss) on Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of June 30, 2023
Ionic convertible debt derivative	$(24,000)	$840,254	$(1,416,254)	$—	$(600,000)
LINICO related derivative	(5,468,162)	—	1,365,000	825,000	(3,278,162)
Haywood derivative	(1,190,000)	—	585,000	—	(605,000)
GenMat derivative	(5,234,043)	—	1,030,871	900,000	(3,303,172)
Total derivative liabilities measured at fair value	$(11,916,205)	$840,254	$1,564,617	$1,725,000	$(7,786,334)

	For the Six-Months Ended June 30, 2023
	As of December 31, 2022	(Additions) Deductions	Unrealized Gain (Loss) on Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of June 30, 2023
Ionic convertible debt derivative	$(420,000)	$996,254	$(1,176,254)	$—	$(600,000)
LINICO related derivative	(6,053,162)	—	1,575,000	1,200,000	(3,278,162)
Haywood derivative	(1,480,000)	—	675,000	200,000	(605,000)
GenMat derivative	(6,592,638)	—	1,189,466	2,100,000	(3,303,172)
Total derivative liabilities measured at fair value	$(14,545,800)	$996,254	$2,263,212	$3,500,000	$(7,786,334)

At June 30, 2024, December 31, 2023 and June 30, 2023, the fair value of the LINICO, the Haywood Property, and GenMat derivatives was based on a trading price of the Company’s shares of $0.16, $0.55 and $0.73, respectively.

Kips Bay Select LP Conversion Option

On December 27, 2023, the Company recorded a derivative liability on the consolidated balance sheets in connection with the Kips Bay Note. On that date, the $1,360,000 fair value of the derivative liability was determined based on bifurcation of the derivative liability from the convertible note. On January 27, 2024, the Company recorded an additional $836,000 associated with the additional borrowings under the Kips Bay Note (see Note 8, Debt Obligations). During the three and six-months ended June 30, 2024, the Company recorded a gain of $539,480 and $1,056,081, respectively, for the change in fair value of the derivative. During the three and six-months ended June 30, 2023, no gain or loss was recorded for the change in fair value of the derivative. At December 31, 2023, the derivative was valued using a Monte Carlo valuation model with a conversion price equal to 90% of the average price capped at $1.00, discount rate of 35%, risk free rate of 4.54%, and volatility of 96.0%. At June 30, 2024, the derivative was valued using a Monte Carlo valuation model with a conversion price equal to 90% of the average price capped at $0.88, discount rate of 35%, risk free rate of 5.08%, and volatility of 64.0%. During three and six-months ended June 30, 2024, $430,520 and $669,919, respectively, of the derivative liability was converted. The derivative liability was classified within Level 3 of the valuation hierarchy.

GenMat Derivative Instrument

On June 24, 2021, the Company recorded a derivative asset on the condensed consolidated balance sheets in connection with the GenMat Membership Interest Purchase Agreement. On that date, the $530,000 fair value of the derivative asset was determined based on the excess of the fair value of 3,000,000 shares of our common stock issued to and held by GenMat over the $10,000,000 contractual stock consideration required under the agreement. The value of the shares was based on the $3.51 closing price per share of our common stock on that date. At December 31, 2023, the fair value of Comstock’s shares held by GenMat of 2,513,451 shares was based on the closing price per share of our common stock of $0.55 with a fair value of the derivative liability of $781,966. On May 17, 2024, Comstock fulfilled our initial funding requirements of $15.0 million which satisfied the make-whole provision and first investment tranche. For the three and six-months ended June 30, 2024, the Company recorded an unrealized loss on the change in fair value of the derivative asset of $209,872 and $687,428, respectively, in the condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, the fair value of the derivative liability was $0 and $781,966, respectively. The derivative liability was classified in Level 2 of the valuation hierarchy.

Haywood Derivative Instrument

On April 7, 2022, we recorded a derivative asset on the consolidated balance sheets in connection with the Haywood acquisition and lease from Haywood (see Note 7, Leases). On that date, the $245,000 fair value of the derivative asset was determined based on the excess of the fair value of 1,500,000 shares of our common stock issued to and held by Haywood and a deposit of $50,000 over the initial $2,100,000 contractual stock consideration required under the agreement. The amendment increased the commitment by $100,000 from $2.1 million to $2.2 million (see Note 7, Leases). As of June 30, 2024 and December 31, 2023, the Company paid Haywood $120,000 and $200,000, respectively, which resulted in a decrease in contractual stock consideration. On April 11, 2024, the Company issued an additional 1,500,000 shares of our common stock issued to and held by Haywood with a fair value of $509,850 at the closing price of $0.34 (see Note 7, Leases). At June 30, 2024, the fair value of the 3.0 million shares was based on the closing price per share of our common stock of $0.16 and the fair value of the derivative liability was $678,150. For the three and six-months ended June 30, 2024, we recorded an unrealized loss on the change in fair value of the derivative liability of $48,000 and $333,000, respectively, in the condensed consolidated statements of operations. For the three and six-months ended June 30, 2023, we recorded an unrealized gain on the change in fair value of the derivative liability of $585,000 and $675,000, respectively, in the condensed consolidated statements of operations. The derivative liability is classified within Level 2 of the valuation hierarchy.

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

American Battery Technology Investment

In connection with the sale of the Facility, the Company received 11 million shares of restricted common stock from the purchaser of the Facility, ABTC, with an initial fair value of $9,365,000. The fair value of our investment in ABTC restricted common shares acquired in connection with the sale of the Facility valued using a Monte Carlo valuation model.

Date	Description	Fair Value	Beginning Stock Price	Volatility	Risk Free Rate
April 6, 2023	10 million ABTC shares (make-whole provision $6.6 million to $7.6 million)	$7,000,000	$0.78	94.0%	4.80%
April 21, 2023	Change in fair value of the 10 million ABTC shares for a change in make-whole commitment	$2,000,000	$0.86	95.0%	5.00%
May 12, 2023	1 million ABTC shares	$365,000	$0.74	95.0%	5.07%

Other Financial Instruments

At June 30, 2024, the carrying amount of cash and cash equivalents, notes receivable and debt carried at amortized costs, approximates fair value because of the short-term maturity of these financial instruments.

NOTE 12         NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. For the three and six-months ended June 30, 2024 and 2023, all common stock equivalent shares, including warrants to purchase common stocks, stock options or awards and a conversion option on a convertible debt, are antidilutive.

For the three and six-months ended June 30, 2023, the weighted average number of shares outstanding, for the purpose of calculating earnings per share, were reduced by treasury shares of 2,605,322, which is the number of treasury shares through our ownership in LINICO. On January 5, 2024, the Company elected to retire 2,605,322 treasury shares of the Company’s common stock from LINICO for cancellation upon receipt, resulting in no treasury shares reduction for calculating earnings per share in 2024.

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

Summarized financial information relating to our reportable segments is provided below. In 2023, our chief operating decision maker (“CODM”) reassessed the Company's performance and allocation of resources. Based on this reassessment, the Company's segments were determined to be Fuels, Metals, Mining, Strategic Investments and Corporate. Previously, our CODM assessed performance and allocation of resources to three business segments and reporting units including Renewable Energy, Mining and Strategic Investments. Certain amounts have been reclassified to conform to the current period presentation on a comparable basis. The Company's strategic plans, executes and monitors each reporting segment and has dedicated personnel responsible for each reportable segment. Our Fuels Segment represents our lignocellulosic biomass into biointermediates for refining into renewable fuels. Our Metals Segment represents our recycling of electrification products. Our Mining Segment includes our gold and silver mining assets and related real estate. Our Strategic Investments Segment includes our investments in GenMat, Green Li-ion and SSOF and our Corporate Segment includes all other assets and general corporate costs. Mining revenue is from leasing mineral claims and other real estate.

Three-Months Ended
June 30, 2024	Fuels	Metals	Mining	Strategic Investments	Corporate / Other	Total
Revenue	$—	$7,599	$422,425	$—	$4,800	$434,824

Depreciation and amortization	$230,740	$358,427	$45,158	$270	$22,122	$656,717

Loss from operations	$(1,957,619)	$(757,276)	$(93,489)	$(22,514)	$(2,732,284)	$(5,563,182)

Change in fair value of derivative instruments	$—	$—	$(48,000)	$(286,215)	$256,719	$(77,496)

Total other income (expense), net	$(69,495)	$—	$32,169	$(775,913)	$(2,275,851)	$(3,089,090)

Net loss	$(2,027,114)	$(757,276)	$(61,320)	$(798,427)	$(5,008,135)	$(8,652,272)

Capital Expenditures	$—	$109,999	$—	$—	$—	$109,999

Total Assets as of June 30, 2024	$6,932,502	$11,297,785	$25,405,900	$58,771,874	$2,147,942	$104,556,003

Three-Months Ended
June 30, 2023	Fuels	Metals	Mining	Strategic Investments	Corporate / Other	Total
Revenue	$—	$—	$27,525	$7,800	$—	$35,325

Depreciation and amortization	$435,241	$590,150	$61,694	$35,804	$(418,008)	$704,881

Loss from operations	$(1,570,552)	$(696,288)	$(801,487)	$(1,240,205)	$(1,623,180)	$(5,931,712)

Change in fair value of derivative instruments	$—	$—	$675,000	$2,764,466	$(1,874,849)	$1,564,617

Total other income (expense), net	$33,818	$—	$704,091	$2,534,470	$(2,845,256)	$427,123

Net loss	$(1,536,734)	$(696,288)	$(97,396)	$1,294,265	$(4,468,436)	$(5,504,589)

Capital Expenditures	$28,012	$—	$—	$—	$—	$28,012

Total Assets as of December 31, 2023	$7,257,580	$11,797,921	$25,003,871	$57,082,301	$5,324,671	$106,466,344

Six-Months Ended
June 30, 2024	Fuels	Metals	Mining	Strategic Investments	Corporate / Other	Total
Revenue	$—	$7,599	$843,576	$—	$9,600	$860,775

Depreciation and amortization	$463,322	$714,313	$90,273	$540	$44,247	$1,312,695

Income (loss) from operations	$(2,980,117)	$(1,475,048)	$(82,455)	$51,068	$(5,726,194)	$(10,212,746)

Change in fair value of derivative instruments	$—	$—	$(333,000)	$(1,273,933)	$773,319	$(833,614)

Total other income (expense), net	$(85,378)	$—	$(211,303)	$(2,329,827)	$(2,731,338)	$(5,357,846)

Net loss	$(3,065,495)	$(1,475,048)	$(293,759)	$(2,278,759)	$(8,457,531)	$(15,570,592)

Capital Expenditures	$—	$465,938	$—	$—	$—	$465,938

Total Assets as of June 30, 2024	$6,932,502	$11,297,785	$25,405,900	$58,771,874	$2,147,942	$104,556,003

Six-Months Ended
June 30, 2023	Fuels	Metals	Mining	Strategic Investments	Corporate / Other	Total
Revenue	$—	$—	$50,475	$15,600	$—	$66,075

Depreciation and amortization	$443,048	$590,150	$123,388	$69,780	$109,556	$1,335,922

Loss from operations	$(2,220,152)	$(718,332)	$(1,356,413)	$(2,332,290)	$(4,381,974)	$(11,009,161)

Change in fair value of derivative instruments	$—	$—	$675,000	$2,764,466	$(1,176,254)	$2,263,212

Total other income (expense), net	$34,845	$—	$747,473	$1,889,702	$(2,849,190)	$(177,170)

Net loss	$(2,185,307)	$(718,332)	$(608,940)	$(442,588)	$(7,231,164)	$(11,186,331)

Capital Expenditures	$48,531	$—	$6,000	$761,540	$—	$816,071

Total Assets as of December 31, 2023	$7,257,580	$11,797,921	$25,003,871	$57,082,301	$5,324,671	$106,466,344

NOTE 14         RELATED PARTY TRANSACTIONS

The following related party transactions occurred during the six-months ended June 30, 2024 and 2023.

TRANSACTIONS INVOLVING SIERRA SPRINGS OPPORTUNITY FUND

On December 29, 2023, the Company and SSOF agreed to convert total advances into 3,880,556 shares of SSOF common stock (see Note 2, Investments). At June 30, 2024, the Company’s total investment in SSOF was $19,575,000, representing 10,875,000 common shares of SSOF, or 17.50% of the total SSOF outstanding common shares on a fully diluted, if converted basis.

The Company's executive chairman and chief executive officer co-founded SSOF and SSE, and serves as the chief executive officer of SSOF and as an executive of SSE along with a diverse team of qualified financial, capital markets, real estate and operational professionals that together govern, lead and manage SSOF and SSE. The $525,000 investment and 8,667,666 voting shares of our chief executive officer and two of our directors represent 13.95% of total as converted SSOF common shares. The Company's chief executive officer has not received compensation from either SSOF or SSE.

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

On December 28, 2023, the Company entered into the 2023 FPC Asset Purchase Agreement Amendment to reduce the purchase price payable from the remaining purchase price of $17,650,000 to $16,850,000. On December 28, 2023, the Company paid $200,000 on this payable which was accounted for as an acquisition of intellectual property. The remaining balance of $16,650,000 will be paid to FPC from future cash flows. The Company’s chief technology officer and a member of the Company's board of directors, is also the owner of 100% of the outstanding common stock of FPC and as such was the indirect beneficiary of all payments made to FPC pursuant to the FPC Asset Purchase Agreement.

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

PURCHASE OF METAL RECYCLING FURNACE

On December 15, 2023, the Company and Dr. Fortunato Villamagna, president of Comstock Metals, signed an agreement in which Dr. Villamagna agreed to contribute a metal recycling furnace to the Company. The Company agreed to make payments for the metal recycling furnace totaling $375,000 from an amount not exceeding 20% of excess cash flow generated by Comstock Metals, defined as excess cash available after the satisfaction of all planned growth capital for Comstock Metals and the repayment of intercompany loans. At June 30, 2024 and December 31, 2023, the metal recycling furnace is included in Properties, plant and equipment, net and the corresponding liability is included in other liabilities (long- term) on the condensed consolidated balance sheet.

OTHER

Sierra Clean Processing LLC, a wholly owned subsidiary of SSOF, owns the building at 600 Lake Avenue, Silver Springs, Nevada which the Company entered into the Building Lease on August 15, 2023 (see Notes 7 and 15, Leases and Subsequent Events). The Company's chief executive officer is an executive and director of Sierra Clean Processing LLC.

On May 17, 2024, the chief executive officer purchased 1,250,000 restricted shares of the Company's common stock at a price of $0.40 per share, or $500,000 in net proceeds. Separately, the chief executive officer entered into a personal promissory note with Alvin Fund LLC, who is separately a creditor and shareholder of the Company. The promissory note has a principal of $1,100,000 and accrues interest at 6% per annum for one year and 8% per annum thereafter and matures three years from the date of issuance. The obligations under the chief executive officer's personal promissory note are secured by a security interest in SSOF shares owned by the chief executive officer. The chief executive officer assigned 500,000 shares of SSOF owned by him to the Alvin Fund LLC as partial consideration for the extension of credit. The Company is not a party to the chief executive officer's arrangements with the Alvin Fund LLC.

NOTE 15         SUBSEQUENT EVENTS

On July 1, 2024, the Company, as lessee, signed a Real Estate and Building Lease Agreement with Sierra Clean Processing LLC to lease real property and improvements located in Silver Springs, Nevada. The SCP Building Lease is under a five-year term commencing on August 1, 2024, subject to automatically renew for an additional five-year term. Under the lease, rental expense is $70,000 per month for the first twelve rent payments, $75,000 per month for the next twelve months and $80,000 per month for the last thirty-six months of the lease term. The Company's chief executive officer is an executive and director of SCP.

From July 1, through July 17, 2024, pursuant to the 2024 ClearThink Agreement, the Company issued 6,704,146 registered shares of common stock of the Company to ClearThink for an aggregate sales price of $1,000,000 at an average price per share of $0.15. On July 18, 2024, the Company elected to terminate all future offers and sales pursuant an Equity Purchase Agreement (the “Sales Agreement”) with ClearThink Capital Partners LLC (“ClearThink”) and the Company filed a prospectus supplement to reflect the reduction in the aggregate offering dollar amount of securities to be offered and sold from $5,000,000 to $4,250,000, and accordingly, the 2024 ClearThink Agreement has no remaining capacity (see Note 10, Equity).

From July 1, through July 19, 2024, pursuant to the Kips Bay Note, the Company issued 2,967,160 shares to Kips Bay at a conversion price of $400,000 at an average conversion price of $0.135. The Company also issued an additional 786,521 shares to Kips Bay in compliance with a most favored nation (“MFN”) clause associated with past conversions.

On July 19, 2024, the Company entered into a securities purchase agreement (the “Leviston Securities Agreement”) with Leviston Resources LLC (“Leviston”), relating to the issuance of an 8.0% convertible promissory note due October 31, 2025 (the “Leviston Convertible Note”). The Convertible Note was issued with an original aggregate principal amount of $2,717,500 (the “Principal Amount”) and an 8% original issue discount and the Company received cash of $2.5 million. The Convertible Note accrues interest at a per annum interest rate of 8% and is redeemable for 30-days following closing at 125% of the Principal Amount, plus accrued interest. The Company agreed to, and on August 6, 2024, issued Leviston (i) 337,787 restricted shares of the Company’s common stock representing 2% of the Principal Amount, based on a price per share equal to the 20-day VWAP for the period beginning on the 10th trading day prior to the closing of the Convertible Note and ending on the 10th trading day after the closing of the Convertible Note (the “VWAP Period”), and (ii) 506,681 registered shares of the Company’s common stock representing 3% of the Principal Amount of the Convertible Note (the “Registered Commitment Shares”), based on a price per share equal to the 20-day VWAP for the VWAP Period, in each case, for no additional consideration.

On July 19, 2024, the Company redeemed $500,000 of principal on the Kips Bay Note at a 10% redemption premium for $550,000.

On July 24, 2024, pursuant to the Leviston Convertible Note, the Company issued 5,974,124 registered shares to convert $717,500 of the Convertible Note plus $2,382 of accrued interest at conversion price of $0.12 leaving the remaining principal balance of the Convertible Note at $2,000,000.

The Company is currently assessing an agreement with an affiliate company of Kevin Kreisler, the Company’s director and chief technology officer, pursuant to which the Company would agree to acquire substantially all of the issued and outstanding equity of a publicly traded entity in connection with the Company’s ongoing evaluation of various alternatives to monetize certain non-strategic assets. Pursuant to the agreement, Mr. Kreisler agreed to contribute his beneficial ownership interest in the entity to the Company for no additional consideration, and the Company agreed to reimburse certain transaction expenses of approximately $41,860 incurred by Mr. Kreisler. No formal agreement has been consummated between the Company and the affiliated company of Mr. Kreisler.

On August 2, 2024, the Company issued 187,237 shares of unregistered restricted common stock with a fair value of $42,115 to Alvin Fund in lieu of cash payments from interest under the Alvin 2023 Note.

On August 7, 2024, the Company signed indicative term sheets for $325 million in funding with SBC Commerce LLC (“SBCC”), subject to final due diligence and applicable regulatory approvals. The term sheets include $275 million of direct investment into the Company’s three main operating subsidiaries, including a $3 million direct equity investment into Comstock Inc. summarized as follows:

•

$200 million investment in Comstock Fuels, a wholly owned subsidiary of the Company, to fund the development and deployment of a commercial-scale demonstration facility to produce advanced lignocellulosic fuels from waste woody biomass feedstocks. SBCC will receive 40% of the Comstock Fuels and the Company will retain the remaining 60%.

•

$50 million investment in Comstock Mining to advance the development of the southern part of the Comstock district. SBCC will receive 40% of Comstock Mining and the Company will retain the remaining 60%.

•

$22 million investment in Comstock Metals, 96% owned subsidiary of the Company, to accelerate the deployment of three 100,000-ton per year solar panel recycling facilities in Nevada. SBCC will receive 20% of Comstock Metals and the Company will retain 60% on a fully diluted basis.

•	$3 million investment into Comstock Inc. for 7.5 million restricted shares of the Company’s common stock at $0.40 per share

Additionally, the Company has also agreed to the sale of directly owned Nevada real estate and water rights for additional gross proceeds of $50 million.

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

OVERVIEW

Comstock innovates and commercializes technologies that enable systemic decarbonization, primarily by enabling the extraction and conversion of under-utilized natural resources into renewable energy products that integrate into existing global supply chains to extract and convert under-utilized natural resources into renewable energy and related products that reduce reliance on fossil fuels and contribute to net zero mobility.

Our goal is to Accelerate the Commercialization of Hard Technologies for the Energy Transition primarily in renewable fuels, electrification metals, and artificial intelligence enabled mineral and materials development. Our strategic plan is based on innovating, enabling and commercializing material science solutions that use our technologies to reduce reliance on long cycle fossil fuels, to shift to short cycle fuels, and to lead and support the adoption and growth of a profitable, balanced short cycle ecosystem that continuously offsets, recycles, and/or neutralizes carbon emissions. We are pushing the boundaries in technology development and sustainability by leveraging our teams’ unique skills, our diverse technology portfolio, and our frontier research networks toward achieving breakthrough innovations that deliver meaningful positive impact across industries, economies, and communities.

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

We are currently commercializing pioneering intellectual properties for refining lignocellulosic (woody) biomass into renewable replacements for fossil crude at remarkably high yields, recycling increasingly scarce electrification metals from end-of-life photovoltaics and other electronic devices, and advanced physics based artificial intelligence for precision mining and materials discovery. We make, own and manage investments in related assets to support our businesses, including multiple, existing minority equity positions in strategic technology developers, a renewable fuels demonstration facility in Wisconsin, a metals recycling demonstration facility in Nevada, and direct investments in northern Nevada real estate comprised of strategic water rights and about twelve square miles of mining claims and surface parcels with measured and indicated mineral resources containing 605,000 ounces of gold and 5,880,000 ounces of silver, and inferred mineral resources containing an additional 297,000 ounces of gold and 2,572,000 ounces of silver. We also announced the execution of agreements with RenFuel to acquire a development stage biorefinery project to refine byproducts of paper production into biointermediates for refining into renewable fuels, and to make an up to $3,000,000 strategic investment over the next three years for the continued development and commercialization of advanced applications of RenFuel’s and Comstock’s complimentary technologies.

Lines of Business

Fuels Segment

Our Fuels Segment develops and commercializes technologies that extract and convert wasted and unused lignocellulosic biomass into intermediates for refining into advanced renewable fuels. Most renewable fuels draw from the same pool of conventional fats, oils and greases (‘FOG”) feedstocks, but the total existing FOG supply can only meet a small fraction of the global mobility demand. Our technologies unblock that constraint by converting abundant, lignocellulosic biomass into biointermediates for refining into high-yielding renewable fuels.

While innovation and development are ongoing and we expect additional advancements, our existing commercially available technologies have proven the potential to produce more than 100 gallons per dry tonne of woody biomass as measured on a Gasoline Gallon Equivalent Basis (“GGE”) basis, with Carbon Intensity (“CI”) scores of 15 or less for Cellulosic Ethanol and our proprietary hydro-deoxygenated Bioleum oil (“HBO”). HBO is used by biofuel refineries to blend with, diversify, and extend conventional hydroprocessed FOG feedstocks to enhance production of renewable fuels.

We are evaluating our first demonstration scale commercial facility and several, related joint development solutions and systems based on our technologies, as well as feedstock and offtake agreements, licenses, engineering services, and direct investments into Comstock Fuels Corporation, primarily from technologically sophisticated and well capitalized partners.

Execution of additional commercial agreements, including but not limited to, joint development agreements, offtake agreements, feedstock agreements, licensing agreements and direct investments supporting the deployment and enablement of our solutions in the form of our first demonstration scale commercial facility, primarily with operationally experienced and technologically sophisticated customers, represents an ongoing objective and the primary focus for 2024. The joint development agreements represent up to five phases of development and represent material upfront engineering and professional service fees, ultimately enabling licenses and royalties that could create more than 20 years of recurring revenues from the production of lignocellulosic biointermediaries and fuels.

Metals Segment

Our Metals Segment recently secured its first industry-scale facility lease, the related county permit for storage, and sufficient supplier commitments and all of the necessary permits for operating its previously commissioned demonstration scale commercial photovoltaic recycling facility and commenced receiving revenue in the form of tipping fees during the second quarter of 2024, and to a lesser extent, will begin receiving recycled metal sales from processed end-of-life photovoltaic materials in later 2024.

During the first half of 2024, we expanded our metals recycling team, commissioned our first production site, secured all permitting for our first demonstration scale commercial facility, and secured long term supply agreements from our first customers and commenced production commissioning activities while we continued expanding existing revenue generating supply commitments. We have also completed the site selection and secured for our first “industry-scale” production facility and commenced the design and the permitting thereto, having already received our first county-level permit for industry-scale storage and processing. Submitting all prerequisite permits, finalizing the industry-scale engineering and ordering all of the industry-scale equipment are the key 2024 Metals objectives.

Mining Segment

Our Mining Segment is generating income in the form of leases, licenses, and related fees during 2024, and is administered by our wholly owned subsidiaries, Comstock Mining LLC, Comstock Processing and various other local subsidiaries that collectively own or control twelve square miles of properties of patented mining claims, unpatented mining claims and surface parcels in northern Nevada, including six and a half miles of continuous mineralized strike length (the “Comstock Mineral Estate”).

Completing the preliminary economic assessment for the Dayton resource and progressing toward full economic feasibility for the southern part of the district and the ultimate development of full mine and reclamation plans are key objectives for 2024.

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

We also recently announced the execution of agreements with RenFuel to acquire a development stage biorefinery project to refine byproducts of paper production into biointermediates for refining into renewable fuels and fund up to $3,000,000 over the next three years in RenFuel for the continued development and commercialization of advanced applications of RenFuel’s and Comstock’s complimentary renewable fuels technologies.

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

During 2023, GenMat began elevating material simulation capabilities to commercial readiness by synthesizing and directly testing new AI simulated materials in high value applications and potentially engage early adopter enterprise clients for this use. GenMat also initiated new mineral exploration capabilities with the successful launch of GENMAT-1, GenMat’s own Hyperspectral Remote Sensing Imaging (“HRSI”) system for optimizing future mineral exploration using their proprietary physics-based artificial intelligence (AI) and newly developing hyperspectral sensing technology. GenMat and Comstock Mining are collaborating to develop and test GenMat’s technologies by combining Comstock’s existing geologic data with newly collected information across a broader electromagnetic spectrum from the new GENMAT-1 HRSI system and importantly, applying probabilistic algorithms powered with GenMat’s physics-based AI.

Investment in Green Li-ion – Our wholly owned LINICO subsidiary has owned 37,162 preferred shares of Green Li-ion since 2021. On September 12, 2023, LINICO received gross proceeds of $795,510 from the sale of 1,500 Green Li-ion preferred shares (representing approximately 4% of the 37,162 of the shares then owned by LINICO). In 2023, the Company adjusted our investment's carrying value to fair value by increasing that value by $14,577,627 for the remaining 35,662 Green Li-ion preferred shares representing 13.34% of Green Li-ion. The Company intends to sell its remaining shares during late 2024, or early 2025.

Investment in SSOF – During 2019, the Company invested $335,000 for 6,700,000 shares. From 2020 through November of 2023, the Company advanced $6,985,000 to SSOF and its subsidiary, for the purpose of purchasing land, payments for deposits on land and payments for an option on land and water rights purchases. On December 29, 2023, the Company and SSOF agreed to convert the full amount of the outstanding advances for an additional 3,880,556 common shares of SSOF stock (at a dollar value of $1.80 per share) that also resulted in an unrealized gain recognized of $11,725,000 on the original 6,700,000 shares. In the first half of 2024, the Company invested $530,000 in SSOF at $1.80 per share increasing our equity ownership to 17.50%.

SSOF is a qualified opportunity zone fund, that owns 100% of SSE, a qualified opportunity zone business. SSE and its subsidiaries own or controls approximately 2,500 acres of land, a manufacturing facility, significant senior, junior and effluent water rights, sewer rights and also owns and operates the Silver Springs Regional Airport LLC. The substantial majority of these properties are contiguous and strategically located within immediate proximity of Highway 50, State Route 492, the Northern Nevada Industrial Center and the Tahoe Reno Industrial Center where companies like Tesla, Switch, Google, Microsoft, and Redwood Materials, and over one hundred more companies are currently located, expanding or locating in this industrializing region.

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

Phase 1

•	$100,000 on March 1, 2024;
•	$20,000 per month from March 1, 2024 to completion of the first project under the DSA; and
•	$205,000 on completion of the first project under the DSA.

After completion of Phase 1

•	$30,000 per month until fully paid; and
•	$205,000 on completion of the first six projects under the DSA.

Since the payments are not interest bearing, the Company calculated the implied interest of $214,039 on the future cash payments using an interest rate of 9.76% which was recorded as a discount on initial investment of $1.5 million and will be recognized over the payment term. The Company recorded a corresponding payable for future cash payments to account for the 40% ownership interest in the Developer. At June 30, 2024, the future remaining payments, net implied interest, totaled $1,150,424 (see Note 6, Accrued Expenses and Other Liabilities).  For the three and six-months ended June 30, 2024, the Company recorded $48,400 in equity loss from affiliates for our investment in the Developer. During the three and six-months ended June 30, 2024, Comstock paid $60,000 and $180,000, respectively, to the Developer in accordance with the funding commitments under the Developer Securities Purchase Agreement.

Other

Investments in Properties – The Company directly owns three types of properties in Silver Springs, NV, including 98 acres of industrial land, 160 acres of commercial land, both centrally located in Silver Springs, just south of the Silver Springs Regional Airport and a portfolio of water rights. The Company has begun marketing these assets for sale as both industrial and commercial development as interest in Silver Springs, NV continuously increased during 2024, and accordingly has classified these assets as held for sale in the condensed consolidated balance sheet.

COMPARATIVE FINANCIAL INFORMATION

Three-Months Ended June 30, 2024 Compared to Three-Months Ended June 30, 2023

Net loss for the three-months ended June 30, 2024 increased by $3,147,683 to $8,652,272 from a loss of $5,504,589 for the comparable 2023 period. The increase in net loss primarily resulted from a change in estimated fair value of the derivative assets of $1,642,113 with a $77,496 loss recorded in 2024 as compared to a $1,564,617 gain in 2023, change in loss on conversion of debt of $1,311,344, loss on debt extinguishment of $521,622, higher research and development expenses of $785,163, and higher interest expense of $406,279. The increase is partially offset by lower selling, general and administration expenses of $706,030, lower other expense by $361,082 primarily due to other income from SSOF deposits, and higher revenues of $399,499.

Below we set forth a summary of comparative financial information for the three-months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023	Change
Revenue	$434,824	$35,325	$399,499

Operating expenses:
Selling, general and administrative expenses	2,792,822	3,498,852	(706,030)
Research and development	2,548,467	1,763,304	785,163
Depreciation & amortization	656,717	704,881	(48,164)
Total operating expenses	5,998,006	5,967,037	30,969

Loss from operations	(5,563,182)	(5,931,712)	368,530

Other Income (Expense)
Interest expense	(782,440)	(376,161)	(406,279)
Interest income	65,081	61,018	4,063
Change in fair value of derivative instruments	(77,496)	1,564,617	(1,642,113)
Gain (loss) on conversion of debt	(1,278,544)	32,800	(1,311,344)
Loss on debt extinguishment	(521,622)	—	(521,622)
Other income (expense)	(494,069)	(855,151)	361,082
Total other income (expense), net	(3,089,090)	427,123	(3,516,213)

Net loss	$(8,652,272)	$(5,504,589)	$(3,147,683)

Net loss attributable to noncontrolling interest	$(18,720)	$(36,101)	$17,381

Net loss attributable to Comstock Inc.	$(8,633,552)	$(5,468,488)	$(3,165,064)

RESULTS OF OPERATIONS

Three-Months Ended June 30, 2024 Compared to Three-Months Ended June 30, 2023

Revenues for the three-months ended June 30, 2024 increased by $399,499 to $434,824 from $35,325 for the comparable 2023 period, primarily due to higher revenues from the Mackay mineral lease of $390,626 and initial revenues from Comstock Metals of $7,599.

Revenue, costs of sales and gross profit in future periods will vary significantly depending on a number of factors, including the amount of solar panels that we recycle and the amount of renewable energy technology solutions that we license and sell, lease revenues on our properties, the market prices for those services, the extent to which we secure and collect reasonable royalties, the degree to which we can provide event-driven engineering services, and the costs associated with each component of the aforementioned revenues.

Selling, general and administrative expense for the three-months ended June 30, 2024 decreased by $706,030 to $2,792,822 from $3,498,852 in the comparable 2023 period, primarily as a result of lower employee costs of $506,683 attributed to lower executive incentive compensation and lower marketing expense of $296,722; partially offset by higher consulting expense of $176,837.

Research and development expenses for the three-months ended June 30, 2024 increased by $785,163 to $2,548,467 from $1,763,304 in the comparable 2023 period. The increase is primarily related to higher rent expense of $1,306,272 attributed to the AST research and development rent of $1,208,180 paid in April 2024 (see Note 7, Leases); offset partially by lower employee costs of $604,392 for salaries and executive incentive compensation.

Depreciation and amortization for the three-months ended June 30, 2024 was $656,717 and comparable to 2023 amount of $704,881.

Interest expense for the three-months ended June 30, 2024 increased by $406,279 to $782,440 from $376,161 in the comparable 2023 period, primarily due to interest and related amortization of the original issue discount (“OID”) on the Kips Bay Note and 2023 Alvin Fund Note originating in the fourth quarter of 2023.

Interest income for the three-months ended June 30, 2024 of $65,081 was comparable to 2023 of $61,018.

Change in the fair value of our derivative instruments for the three-months ended June 30, 2024 decreased by $1,642,113 to a loss of $77,496 from a gain of $1,564,617 in the comparable 2023 period, as a result of a decrease in the Company's share price in connection with potential make-whole obligations for minimum value commitments on the Company's common shares. The 2024 loss was attributed to losses of $359,104 for the LINICO investment, $209,872 for the GenMat investment and $48,000 for the Haywood investment, partially offset by a gain of $539,480 on the derivative liability for Kips Bay Note. The gain from the three-months ended June 30, 2023 was attributed to $1,365,000 for the LINICO investment, $1,030,871 for the GenMat investment and $585,000 for the Haywood investment, partially offset by a loss $1,416,254 on the derivative liability for Ionic Note.

Loss of $1,278,544 on the conversion of debt to equity for the three-months ended June 30, 2024 is attributed to the Kips Bay Note debt conversions associated with 12,244,556 of the Company's common shares used for the conversion of the debt during the three-months ended June 30, 2024. Gain of $32,800 on the conversion of debt to equity for the three-months ended June 30, 2023 was attributed to the Ionic Note debt conversions associated with 1,951,248 of the Company's common shares used for the conversion during the three-months ended June 30, 2023.

Loss on debt extinguishment of $521,622 resulted from the debt modifications for the Amended GHF 2021 Note and Amended Alvin Fund 2023 Note.

Other income (expenses), net for the three-months ended June 30, 2024 were $494,069, primarily consisting of losses from our equity method investments of $649,281 primarily from GenMat of $606,935, partially offset by other income recognized on SSOF deposits of $400,000.

Other income (expenses), net for the three-months ended June 30, 2023 were $855,151, primarily consisting of losses from our equity method investments of $341,099 primarily from GenMat of $345,586, and losses from our investment in ABTC common shares of $765,000.

COMPARATIVE FINANCIAL INFORMATION

Six-Months Ended June 30, 2024 Compared to Six-Months Ended June 30, 2023

Net loss for the six-months ended June 30, 2024 increased by $4,384,261 to $15,570,592 from a loss of $11,186,331 for the comparable 2023 period. The increase in net loss primarily resulted from a change in estimated fair value of the derivative assets of $3,096,826 with a $833,614 loss recorded in 2024 as compared to a gain of $2,263,212 in 2023, change in loss on conversion of debt of $1,234,411, higher interest expense of $609,763, loss on debt extinguishment of $521,622, higher research development expenses of $408,797, and lower gain on sale of Facility of $178,193. The increased loss is partially offset by higher revenues of $794,700, lower selling, general and administration expenses of $565,478 and lower other expense of $249,248 primarily due to other income from SSOF deposits.

Below we set forth a summary of comparative financial information for the six-months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023	Change
Revenue	$860,775	$66,075	$794,700

Operating expenses:
Selling, general and administrative expenses	6,320,346	6,885,824	(565,478)
Research and development	3,440,480	3,031,683	408,797
Depreciation and amortization	1,312,695	1,335,922	(23,227)
Gain on sale of Facility	—	(178,193)	178,193
Total operating expenses	11,073,521	11,075,236	(1,715)

Loss from operations	(10,212,746)	(11,009,161)	796,415

Other Income (Expense)
Interest expense	(1,601,102)	(991,339)	(609,763)
Interest income	139,573	106,875	32,698
Change in fair value of derivative instruments	(833,614)	2,263,212	(3,096,826)
Gain (loss) on conversion of debt	(1,472,067)	(237,656)	(1,234,411)
Loss on debt extinguishment	(521,622)	—	(521,622)
Other income (expense)	(1,069,014)	(1,318,262)	249,248
Total other income (expense), net	(5,357,846)	(177,170)	(5,180,676)

Net loss	$(15,570,592)	$(11,186,331)	$(4,384,261)

Net loss attributable to noncontrolling interest	$(35,628)	$(48,906)	$13,278

Net loss attributable to Comstock Inc.	$(15,534,964)	$(11,137,425)	$(4,397,539)

RESULTS OF OPERATIONS

Six-Months Ended June 30, 2024 Compared to Six-Months Ended June 30, 2023

Revenues and gross profit for the six-months ended June 30, 2024, increased $794,700 to $860,775 from $66,075 for the comparable 2023 period, primarily due to higher revenues from the Mackay mineral lease of $781,251 and initial revenues from Comstock Metals of $7,599.

Revenue, costs of sales and gross profit in future periods will vary significantly depending on a number of factors, including the amount of solar panels that we recycle and the amount of renewable energy technology solutions that we license and sell, lease revenues on our properties, the market prices for those services, the extent to which we secure and collect reasonable royalties, the degree to which we can provide event-driven engineering services, and the costs associated with each component of the aforementioned revenues.

Selling, general and administrative expense for the six-months ended June 30, 2024 decreased by $565,478 to $6,320,346 from $6,885,824 in the comparable 2023 period, primarily as a result of lower insurance expense of $323,610, lower property taxes and licenses of $264,684 and lower marketing expense of $221,730; partially offset by higher consulting fees of $153,617.

Research and development expenses for the six-months ended June 30, 2024 increased by $408,797 to $3,440,480 from $3,031,683 in the comparable 2023 period. The increase is primarily related to higher rent expense of $1,414,289 attributed to the AST research and development rent of $1,208,180 paid in April 2024 (see Note 7, Leases); offset partially by lower employee costs of $1,067,895 for salaries and executive incentive compensation.

Depreciation and amortization during the six-months ended June 30, 2024 was $1,312,695 and comparable to 2023 amount of $1,335,922.

In 2023, we recognized a gain on the sale of the Facility of $178,193, with no comparable amount in 2024.

Interest expense for the six-months ended June 30, 2024, increased by $609,763 to $1,601,102 from $991,339 for the comparable 2023 period, primarily due to interest and related amortization of the original issue discount (“OID”) on the Kips Bay Note and 2023 Alvin Fund Note originating in the fourth quarter of 2023.

Interest income for the six-months ended June 30, 2024, increased by $32,698 to $139,573 from $106,875 in the comparable 2023 period, primarily due to higher interest income related to our cash sweep account.

Change in fair value of our derivative instruments for the six-months ended June 30, 2024, decreased by $3,096,826 to a loss of $833,614 in 2024 compared to a gain in 2023 of $2,263,212 resulting from a decrease in the Company's share price in connection with potential make whole obligations for minimum value commitments on the Company’s common shares. The 2024 loss was attributed to losses of $869,267 for the LINICO investment, $687,428 for the GenMat investment and $333,000 for the Haywood investment, partially offset by a gain of $1,056,081 on the derivative liability for Kips Bay Note. The 2023 gain was attributed $1,575,000 for the LINICO investment, $1,189,466 for the GenMat investment and $675,000 for the Haywood investment, offset by a loss $1,176,254 on the derivative liability for Ionic Note.

Loss of $1,472,067 on conversion of debt for the six-months ended June 30, 2024 are attributed to the Kips Bay Note debt conversions associated with 14,521,500 of the Company's common shares used for the conversion during the six-months ended June 30, 2024. Loss of $237,656 on conversion of debt for the six-months ended June 30, 2023 are attributed to the Ionic Note conversions of 6,490,661 shares.

Loss on debt extinguishment of $521,622 attributed to the debt modifications for the Amended GHF 2021 Note and Amended Alvin Fund 2023 Note.

Other income (expenses), net, for the six-months ended June 30, 2024 were $1,069,014, primarily consisting of losses from our equity method investments of $1,225,185 primarily from GenMat of $1,173,139, partially offset by other income recognized on SSOF deposits of $400,000.

Other income (expenses), net, for the six-months ended June 30, 2023 were $1,318,262, primarily consisting of losses from our equity method investments of $806,265 primarily from GenMat of $789,209 and loss from our investment in ABTC common shares of $765,000.

OUTLOOK

Our goal is to Accelerate the Commercialization of Hard Technologies for the Energy Transition. We are pushing the boundaries of what is possible in technology and sustainability by leveraging our teams’ unique skills, our diverse technology portfolio and our frontier research and development networks toward achieving breakthrough innovations that deliver meaningful positive impact across industries, economies and communities. The primary focus for 2024 is the commercialization and capitalization of our businesses and the continuous innovation, development and engineering of technologies and solutions.

Technology Readiness

The Company’s biorefining technologies are commercially ready and offer growth-enabling performance for the Company’s prospective customers. Comstock Fuels is actively engaged in the panning and deployment of our first commercial demonstration facility and pursuing joint development and licensing agreements representing strategic capital and future revenue sources from technical and engineering services, including securing associated supply chain participants, performing preliminary and final engineering, facilitating commissioning, construction and operations with globally recognized current and developing renewable fuel producers.

Comstock Metals is also commercially ready and has deployed and is currently commissioning its first commercial demonstration facility. The facility is being commissioned on one shift and is currently expanding to three shifts over the next two to three months. Site selection, design and permitting is currently underway for the next “Industry Scale” photovoltaic recycling facility and related storage capacity. Industry Scale facilities are anticipated to scale up to 10-15 times the capacity of the operating demonstration facility (that is, from approximately 7,000 tons per annum of capacity for the demonstration facility up to 70,000 – 100,000 tons per annum of capacity for Industry Scale).

Regional site assessment and selection activities are ongoing for the next two facilities.

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

The Company’s objectives for the second half of 2024 include:

•	Closing on a $200 million investment, primarily to deploy the first commercial demonstration facility;
•	Execute multiple, revenue generating commercial agreements for industry-scale joint developments;
•	Advancing and expanding our innovation network for even higher yields and lower costs; and
•	Expand our integrated bio-intermediate production system, including cellulosic ethanol and HBO.

Our first commercial demonstration facility is designed to be profitable and to confirm the scale of multiple industry-scale facilities. Each joint development project could result in millions of dollars of technical services and engineering revenues and ultimately, license agreements for additional production facilities that would generate royalty revenues.

Comstock Metals

End of life solar panels are one of the primary metals-based products that can cause a massive amount of pollution if simply allowed to be landfilled at the end of life with no recovery of any of the underlying metal values.

The Company’s objectives for the second half of 2024 include:

•	Closing on a $22 million investment, primarily to deploy the first two commercial demonstration facilities;
•	Commissioning the photovoltaic material recycling;
•	Commencing full, three-shift production of the demonstration scale production facility;
•	Confirming the ability to fully and cleanly reprocess and reuse all residual materials;
•	Advancing the technology readiness for broader material recycling, prioritizing photovoltaics, to TRL 7;
•	Expanding our existing revenue generating supply and offtake commitments; and
•	Finalizing the site selection for our first three “industry-scale” facilities and commence permitting.

Comstock Metals has secured all permits for operating its demonstration scale production facility in Silver Springs, NV, with commissioning of operations occurring now with ongoing production immediately thereafter. Comstock Metals has also secured the initial county level permits for industry-scale operations and storage and is actively engaged in expanded revenue generating supply and now, also, residual material offtake commitments.

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

The Company’s objectives for the second half of 2024 include:

•	Closing on a $50 million investment, in part, to finalize the resource, design and mine plan for Dayton;
•	Receive cash proceeds of more than $2 million from mineral leases leveraging the northern district claims;
•	Commercialize mineral development agreements that enable resource expansion of the central district claims;
•

Develop with GenMat, AI-based exploration tools, using Comstock's extensive geologic data along with GENMAT-1’s hyperspectral imaging solution to condition, develop and validate the AI predictions; and

•	Complete the mine plans that enables the economic development of the southern district claims.

The Company’s 2024 efforts apply economic analysis to Comstock’s existing gold and silver resources progressing toward full economic feasibility for the southern part of the district and the ultimate development of full mine and reclamation plans and the development of post productive land and community development plans.

Strategic Investments

Investment in GenMat

Investment in physics-based AI is a meaningful component of Comstock’s technology innovation strategy. GenMat develops and commercializes proprietary generative artificial intelligence models for the discovery and manipulation of matter. This includes AI models that can be employed today, for commercial use on GenMat’s existing, high-performance computing platforms. Comstock has a minority investment interest in GenMat.

GenMat's AI uses atoms and molecules to generate physical systems and harness math and science to discover new materials in an exponentially shorter time than traditional methods allow. New material discovery typically takes many years and many millions of dollars. GenMat's AI can simulate thousands of unique new materials in seconds.

GenMat’s objectives for the second half of 2024 include:

•	Elevate new material simulation to TRL 7 by synthesizing and directly testing the AI’s ability to predict material properties to confirm the precision and accuracy of those simulations;
•	Commercialize its space-based hyperspectral imaging sensor for mineral discovery applications; and
•	Commercialize physics-based AI solutions to clients for advanced materials and satellite enabling solutions.

GenMat has recently announced revenue generating agreements as GenMat's technologies, including its space-based satellite systems, are maturing much faster than anticipated, with multiple commercial agreements now likely in 2024.

Investment in Green Li-ion

Green Li-ion continues making meaningful progress in the development and deployment of its system that remanufactures critical precursor cathode active materials (“PCAM”), having now deployed its first commercial battery remanufacturing facility from fully recycled battery materials deployed. The Company intends to sell the remaining 35,662 Green Li-ion preferred shares in late 2024 or early 2025.

Investments in others non-mining real estate, water rights and securities

The Company has announced an indicative agreement selling its non-mining real estate and water rights for $50 million in gross (approximately $47 million in net proceeds) during the fourth quarter of 2024.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position and liquidity are based on our net sources of capital from financing as generally compared to our net uses of capital from investing activities and ultimately, our ability to generate cash flows from our operations. Our cash balances at June 30, 2024 and December 31, 2023 were $114,304 and $3,785,577, respectively. The Company had current assets of $28,372,047 and current liabilities of $13,257,114, representing working capital excess of $15,114,933 at June 30, 2024.

The current liabilities include derivative liabilities of $4,400,579 for the contingent make-whole liabilities and $3,131,158 of accrued expenses and other liabilities, including $1,237,500 for incentive compensation and $888,788 for accrued payroll and related expenses.

Our primary source of liquidity during the first six-months of 2024 was cash from financing activities. During the six-months ended June 30, 2024, we generated $6,823,459 in cash from our financing activities and we used $5,830,794 and $4,663,938, respectively, in cash in our operating and investing activities.

During the six-months ended June 30, 2024, the Company issued 3,318,014 shares of common stock to Tysadco, for an aggregate sales price of $1,213,710 at an average price per share of $0.37.

On July 19, 2024, the Company entered into a securities purchase agreement (the “Leviston Securities Agreement”) with Leviston Resources LLC (“Leviston”), relating to the issuance of an 8.0% convertible promissory note due October 31, 2025 (the “Leviston Convertible Note”). The Convertible Note was issued with an original aggregate principal amount of $2,717,500 (the “Principal Amount”) and an 8% original issue discount and the Company received cash of $2.5 million. The Convertible Note accrues interest at a per annum interest rate of 8% and is redeemable for 30-days following closing at 125% of the Principal Amount, plus accrued interest. The Company agreed to, and on August 6, 2024, issued Leviston (i) 337,787 restricted shares of the Company’s common stock representing 2% of the Principal Amount, based on a price per share equal to the 20-day VWAP for the period beginning on the 10th trading day prior to the closing of the Convertible Note and ending on the 10th trading day after the closing of the Convertible Note (the “VWAP Period”), and (ii) 506,681 registered shares of the Company’s common stock representing 3% of the Principal Amount of the Convertible Note (the “Registered Commitment Shares”), based on a price per share equal to the 20-day VWAP for the VWAP Period, in each case, for no additional consideration.

On July 24, 2024, pursuant to the Leviston Convertible Note, the Company issued 5,974,124 registered shares to convert $717,500 of the Convertible Note plus $2,382 of accrued interest at conversion price of $0.12 leaving the remaining principal balance of the Convertible Note at $2,000,000.

From July 1, through July 19, 2024, pursuant to the Kips Bay Note, the Company issued 2,967,160 shares to Kips Bay at a conversion price of $400,000 at an average conversion price of $0.135. The Company also issued an additional 786,521 shares to Kips Bay in compliance with a most favored nation (“MFN”) clause associated with past conversions.

On July 19, 2024, the Company redeemed $500,000 of principal on the Kips Bay Note at a 10% redemption premium, for $550,000.

From July 1, through July 17, 2024, pursuant to the 2024 ClearThink Agreement, the Company issued 6,704,146 registered shares of common stock of the Company to ClearThink for an aggregate sales price of $1,000,000 at an average price per share of $0.15. On July 18, 2024, the Company elected to terminate all future offers and sales pursuant an Equity Purchase Agreement (the “Sales Agreement”) with ClearThink Capital Partners LLC (“ClearThink”) and the Company filed a prospectus supplement to reflect the reduction in the aggregate offering dollar amount of securities to be offered and sold from $5,000,000 to $4,250,000, and accordingly, the 2024 ClearThink Agreement has no remaining capacity (see Note 10, Equity).

On March 25, 2024, the Company entered into an equity purchase agreement (“2024 ClearThink Agreement”) with ClearThink Capital Partners LLC (“ClearThink”) to offer and sell restricted and registered shares of common stock of the Company at an aggregate offering price of up to $5,000,000 from time to time, at our option, on terms we deem favorable. On March 26, 2024, the Company filed a prospectus supplement to the registration statement on Form S-3, dated March 28, 2022, that registered for resale these shares issued pursuant to the 2024 ClearThink Agreement. As of June 30, 2024, the Company issued 14,083,627 registered shares of common stock to ClearThink for an aggregate sales price of $3,250,000 at an average price per share of $0.23. As of June 30, 2024, the 2024 ClearThink Agreement had remaining capacity of $1,750,000.

On December 27, 2023, the Company entered into a securities purchase agreement for an unsecured convertible promissory note (the "Kips Bay Note") with Kips Bay Select LP ("Kips Bay") with a principal amount of $5,263,157, of which $263,157 was OID. The full principal is due on March 27, 2025. Interest is payable monthly at a rate of 8% annually. The Company received $3.0 million on December 27, 2023 and received the remaining $2.0 million by January 27, 2024. On January 11, 2024, the Company issued 308,931 restricted shares of its common stock equal to 3% of the principal amount of the Kips Bay Note, or $157,895 at $0.511 per share. On January 16, 2024, the Company issued an additional 180,210 registered shares of its common stock equal in value to 1.75% of the additional $2.0 million in principal amount of the Kips Bay Note, or $92,105, also at $0.511 per share. During six-month period ended June 30, 2024, the Company delivered 14,521,500 shares of common stock with a fair value of $4,301,634 at an average conversion price per share of $0.30 upon the conversion of a principal balance of $3,363,152 and accrued interest of $166,707.

On November 12, 2023, the Company entered into a short-term promissory note (the “Alvin Fund 2023 Note”) with Alvin Fund with a principal amount of $2.1 million which includes $100,000 OID. The full principal was due on February 12, 2025. Interest was payable monthly at a rate of 8% annually. On April 22, 2024, the Company and Alvin Fund amended the Alvin Fund 2023 Note to extend the maturity from February 12, 2025 to April 15, 2026 and increase the interest rate from 8% to 12% per annum (see Note 8, Debt Obligations). Prepayment is allowed in full or in part at any time without premium or penalty. The Alvin Fund 2023 Note is secured by the Company's non-mining assets.

On February 13, 2023, the Company entered into an equity purchase agreement (“2023 Leviston Sales Agreement”) with Leviston Resources LLC (“Leviston”) to offer and sell registered shares of common stock at an aggregate offering price of up to $5.0 million. As of December 31, 2023, the Company issued 10,892,604 registered shares of common stock to Leviston pursuant to the Company's S-3 filed with the U.S. Securities and Exchange Commission, for an aggregate sales price of $5.0 million at an average price per share of $0.46, and additional 552,486 common shares at a fair value of $200,000 in commitment fees. As of June 30, 2024, the 2023 Leviston Sales Agreement had no remaining capacity and no sales under this agreement were made in 2024.

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

On October 25, 2022, the Company entered into a short-term promissory note (the “Alvin Fund 2022 Note”) with Alvin Fund LLC (“Alvin Fund”) with a principal amount of $2,000,000. In consideration for entering into the Alvin Fund 2022 Note, the Company issued to Alvin Fund common shares of the Company at a fair value of $250,000, which was recognized as a discount on the Alvin Fund 2022 Note. The maturity date pursuant to the Alvin Fund 2022 Note was originally October 25, 2023. On September 30, 2023, the Company and Alvin Fund amended the Alvin Fund 2022 Note to extend the maturity date to January 31, 2026, at an interest rate of 16%. Interest was payable monthly at a rate of 9% annually. On April 22, 2024, the Company and Alvin Fund amended the Alvin Fund 2022 Note to extend the maturity from January 31, 2026 to April 15, 2026 (see Note 8, Debt Obligations). Prepayment is allowed in full or in part at any time without premium or penalty. The Alvin Fund 2022 Note is secured by all the property commonly referred to as the Dayton properties.

On December 15, 2021, the Company entered into a long-term promissory note (the “GHF 2021 Note”) with GHF, Inc. (“GHF”), with a principal amount of $5,000,000, of which $4,550,000 was funded and $450,000 was an original issue discount (“OID”). The full principal was due on December 15, 2024. Interest was payable monthly at a rate of 6% annually. On April 22, 2024, the Company and GHF amended the GHF 2021 Note to extend the maturity from December 15, 2024 to April 15, 2026 and increase the interest rate from 6% to 12% per annum (see Note 8, Debt Obligations). Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by all non-mining related assets of the Company, Silver Springs land and water rights, excluding the Lucerne and Dayton properties. The Company is required to prepay the GHF 2021 Note with any net cash proceeds received in the sale of any collateral.

We intend to fund our operations over the next twelve months from planned sales of non-strategic assets and other investments, issuance of equity under our existing shelf registration statement and private placements, planned licensing and related engineering services, sales and deferred revenue from our solar panel recycling business and existing cash and cash equivalents. Based on these expected funding sources, management believes we will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the condensed consolidated financial statements included herein. While we have been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, non-registered equity placements, borrowings and various other means. There is no assurance we will be able to obtain additional equity capital or other financing, if needed. We intend to fund our operations beyond the next twelve months from existing cash and cash equivalents, mining lease revenues, sales from our lignocellulosic and battery metal recycling technology and related engineering services, and planned sales of non-strategic assets and other investments, planned licensing, and borrowings and other various equity financing alternatives from our existing shelf and other registration statements.

Net cash used in operating activities for the six-months ended June 30, 2024 decreased by $847,236 to $5,830,794 from $6,678,030 in the comparable 2023 period, due primarily to decreases in operating expenses discussed in Financial Condition and Results of Operating Information.

Net cash used in investing activities for the six-months ended June 30, 2024 was $4,663,938, compared to net cash provided by investing activities of $3,701,641 in the comparable 2023 period, resulting in a $8,365,579 change, primarily due to proceeds received in 2023 from sale of AQMS lease and related assets of $21.0 million offset by purchase of the facility of $12.0 million. Decrease attributed to funding of RenFuel note of $1,030,000, advances to GenMat of $235,636 and investment in SSOF of $530,000; partially offset by lower make-whole payments for our investments of $1,215,636 and lower purchase of mineral rights and property, plant and equipment of $350,133.

Net cash provided in financing activities for the six-months ended June 30, 2024 increased $4,783,129 to $6,823,459 from $2,040,330 for the comparable 2023 period, primarily as a result of an increase in proceeds from issuance of common stock of $2,563,710 and net proceeds from additional funding from Kips Bay Note of $2,000,000.

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

ITEM 4                  CONTROLS AND PROCEDURES

A. Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Principal Executive and Financial and Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act") was conducted. Our disclosure controls and procedures are designed to ensure information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act rules, and such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our chief executive officer), were effective as of June 30, 2024, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2024, there was no change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A               RISK FACTORS

No new risk factors have been identified in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the interim period ended June 30, 2024.

ITEM 2                  UNREGISTERED SALES OF EQUITY SECURITIES AND USES OF PROCEEDS

In May 2024 and June 2024, the Company issued 115,574 shares and 259,838 shares, respectively, of unregistered restricted common shares with a fair value of $42,805 and $80,658, respectively, to Alvin Fund in lieu of cash payment from interest under the Alvin Fund 2022 and 2023 Notes pursuant to Section 4(a)(2) of the Securities act.

On May 22, 2024, the Company issued 1,250,000 shares of restricted common stock of the Company to our chief executive officer for $500,000.

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

(1) Exhibits filed as part of this Report:

See Exhibits for which the Exhibit number is noted with an asterisk on the Exhibit Index attached hereto.

Exhibit Number	Exhibit

10.1	Memorandum of Understanding (incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 30, 2024).

10.2	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 on Form 8-K filed on July 19, 2024).

10.3	Convertible Note (incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 19, 2024).

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

101*

Interactive Data File (Quarterly Report on Form 10-Q, for the periods ended June 30, 2024, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the three and six-months ended June 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Changes in Equity for the three and six-months ended June 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Cash Flows for six-months ended June 30, 2024 and 2023 and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Executive Chairman
Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

Date: August 8, 2024

By: /s/ MATTHEW J. BIEBERLY
MATTHEW J. BIEBERLY
Chief Accounting Officer
(Principal Accounting Officer)

Date: August 8, 2024