Form 10-Q
period 2024-09-30
Comstock Inc.
filed 2024-10-22
CIK 1120970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

The number of shares outstanding of Common Stock, $0.000666 par value per share, on October 18, 2024 was 209,251,865.

This page intentionally left blank.

COMSTOCK INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2024 and 2023

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

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties, many of which are unforeseeable and beyond our control and could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and the following: adverse effects of climate changes or natural disasters; adverse effects of global or regional pandemic disease spread or other crises; global economic and capital market uncertainties; difficulties involved in developing renewable, decarbonizing and/or clean energy technologies, hazards and uncertainties associated with hazardous material and metal recycling, processing or mining and mineral extraction activities, the speculative nature of gold or mineral exploration, and aluminum, cadmium, copper, silica, silver, steel, and other metal and materials recycling, including risks of diminishing quantities or grades of qualified resources; operational or technical difficulties in connection with exploration, metal recycling, material processing or mining activities; costs, hazards and uncertainties associated with precious and other metal based activities, including environmentally friendly and economically enhancing, novel clean mining and processing technologies, precious metal exploration, resource development, economic feasibility assessment, environmental reclamations and historical restorations and cash generating mineral production; contests over our title to properties; potential dilution to our stockholders from our stock issuances, recapitalization and balance sheet restructuring activities; potential inability to comply with applicable government regulations or law; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays; challenges to, or potential inability to, achieve the benefits of business opportunities, including research and development stage activities that may be presented to, or pursued by, us, including those involving quantum computing and material science based artificial intelligence supported advanced materials development and development services, development of cellulosic technology in bio-fuels and related material production; commercialization of cellulosic technology in bio-fuels; ability to successfully identify, finance, complete and integrate acquisitions, joint ventures, strategic alliances, collaborative research and development agreement, business combinations, asset and equity investment sales, and investments that we may be party to in the future; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to capital constraints; equipment failures; fluctuation of prices for gold or certain other commodities (such aluminum, cadmium, copper, silica, silver, steel, and other metal and materials, cyanide, water, diesel, gasoline and alternative fuels and electricity); changes in generally accepted accounting principles; adverse effects of war, mass shooting, terrorism and geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies, equipment and raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to satisfy debt and lease obligations; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the Securities and Exchange Commission; potential inability to list our securities on any securities exchange or market or maintain the listing of our securities; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows, or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as may be required by securities or other law, we undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events, or otherwise.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2024	December 31, 2023
ASSETS

Current Assets:
Cash and cash equivalents	$1,363,327	$3,785,577
Investments	18,912,985	18,912,985
Derivative assets	428,850	—
Assets held for sale - land and mineral rights and properties	8,380,231	—
Prepaid expenses and other current assets	799,760	484,577
Total current assets	29,885,153	23,183,139

Non-current Assets:
Investments	31,406,475	31,260,928
Mineral rights and properties	11,250,121	13,302,013
Properties, plant and equipment, net	8,620,646	15,204,030
Deposits	411,268	411,268
Reclamation bond deposit	3,228,229	2,850,518
Notes receivable and advances, net	4,754,789	980,291
Intangible assets, net	5,886,548	15,866,032
Finance lease - right of use asset, net	3,100,972	2,923,766
Operating lease - right of use asset, net	4,729,427	237,617
Other assets	419,188	246,742
Total non-current assets	73,807,663	83,283,205

TOTAL ASSETS	$103,692,816	$106,466,344

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	September 30, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,524,119	$1,333,980
Accrued expenses and other liabilities	6,053,784	2,283,986
Deposits	—	410,100
Deferred revenue	1,236,645	78,495
Derivative liabilities	1,250,000	5,400,128
Finance lease - right of use lease liability	515,140	838,676
Debt, net - current portion	626,044	4,495,660
Total current liabilities	12,205,732	14,841,025

Long-term Liabilities:
Reclamation liability	5,925,903	5,606,681
Operating lease - right of use lease liability, long-term portion	4,779,042	205,154
Deferred revenue	—	1,156,250
Debt, net - long-term portion	10,604,251	5,355,062
Other liabilities	2,105,535	1,025,000
Total long-term liabilities	23,414,731	13,348,147

TOTAL LIABILITIES	35,620,463	28,189,172

COMMITMENTS AND CONTINGENCIES (Notes 9 and 14)

Stockholders' Equity
Preferred stock $0.000666 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.000666 par value, 245,000,000 shares authorized, 206,634,788 and 117,862,081 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	137,649	78,405
Treasury stock 0 and 2,605,322 shares, at cost, at September 30, 2024 and December 31, 2023, respectively	—	(3,360,867)
Additional paid-in capital	380,656,890	363,889,245
Accumulated deficit	(312,832,590)	(282,329,611)
Total equity - Comstock Inc.	67,961,949	78,277,172
Non-controlling interest	110,404	—
Total stockholders' equity	68,072,353	78,277,172
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$103,692,816	$106,466,344

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$556,383	$760,721	$1,417,158	$826,796

Operating Expenses:
Selling, general and administrative expenses	3,176,373	3,140,080	9,496,719	10,025,904
Research and development	1,440,367	1,394,860	4,880,847	4,426,543
Depreciation and amortization	562,456	676,779	1,875,151	2,012,701
Impairment of intangible assets	8,667,869	—	8,667,869	—
Impairment of properties, plant and equipment	324,047	—	324,047	—
Gain on sale of Facility	—	(7,126,377)	—	(7,304,570)
Total operating expenses	14,171,112	(1,914,658)	25,244,633	9,160,578

Income (loss) from operations	(13,614,729)	2,675,379	(23,827,475)	(8,333,782)

Other Income (Expense)
Gain on investments	—	14,074,875	—	13,309,875
Interest expense	(696,996)	(320,815)	(2,298,098)	(1,312,154)
Interest income	81,015	73,067	220,587	179,942
Change in fair value of derivative instruments	1,350,370	(2,369,176)	516,756	(105,964)
Gain (loss) on conversion of debt	(2,218,694)	289,512	(3,690,760)	51,856
Loss on debt extinguishment	(222,634)	—	(744,256)	—
Other income (expense)	327,085	(681,678)	(741,929)	(1,234,940)
Total other income (expense), net	(1,379,854)	11,065,785	(6,737,700)	10,888,615

Net income (loss)	(14,994,583)	13,741,164	(30,565,175)	2,554,833

Net income (loss) attributable to noncontrolling interest	(26,568)	1,376,189	(62,196)	1,327,283

Net income (loss) attributable to Comstock Inc.	$(14,968,015)	$12,364,975	$(30,502,979)	$1,227,550

Earnings per Share - Basic:
Net income (loss) per share - basic	$(0.08)	$0.11	$(0.20)	$0.01

Earnings per Share - Diluted:
Net income (loss) per share - diluted	$(0.08)	$0.11	$(0.20)	$0.01

Weighted average common shares outstanding, basic	187,868,997	109,093,289	149,430,981	101,853,484
Weighted average common shares outstanding, diluted	187,868,997	110,356,870	149,430,981	101,996,145

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

			Additional		Treasury	Non-
	Common Stock		Paid in	Accumulated	Stock	Controlling
	Shares	Amount	Capital	Deficit	Amount	Interest	Total
BALANCE - January 1, 2023	91,442,018	$60,660	$348,390,556	$(291,491,432)	$(3,360,867)	$2,764,542	$56,363,459

Issuance of common stock	6,090,276	4,056	2,145,944	—	—	—	2,150,000
Common stock issuance costs	—	—	(607,620)	—	—	—	(607,620)
Issuance of common stock for stock issuance costs	963,445	642	349,358	—	—	—	350,000
Issuance of common stock for conversion of debt and accrued interest	4,539,413	3,023	1,659,700	—	—	—	1,662,723
Employee and director share-based compensation	—	120	126,168	—	—	—	126,288
LINICO dividends earned by AQMS not distributed	—	—	—	—	—	(44,703)	(44,703)
Net loss	—	—	—	(5,668,937)	—	(12,805)	(5,681,742)
BALANCE - March 31, 2023	103,035,152	68,501	352,064,106	(297,160,369)	(3,360,867)	2,707,034	54,318,405

Issuance of common stock	619,352	412	499,588	—	—	—	500,000
Issuance of common stock for conversion of debt and accrued interest, net shares returned	1,951,248	1,300	1,667,632	—	—	—	1,668,932
Issuance of common stock in lieu of payment of interest	270,757	180	107,327	—	—	—	107,507
Employee and director share-based compensation	—	—	46,328	—	—	—	46,328
LINICO dividends earned by AQMS not distributed	—	—	—	—	—	(46,092)	(46,092)
Net loss	—	—	—	(5,468,488)	—	(36,101)	(5,504,589)
BALANCE - June 30, 2023	105,876,509	70,393	354,384,981	(302,628,857)	(3,360,867)	2,624,841	51,090,491

Issuance of common stock	7,397,575	4,927	3,695,073	—	—	—	3,700,000
Payment to Northern Comstock LLC for mineral rights	963,074	641	481,859	—	—	—	482,500
Issuance of common stock for conversion of debt and accrued interest	2,818,714	1,877	1,166,066	—	—	—	1,167,943
Issuance of common stock in lieu of payment of interest	74,353	50	45,320	—	—	—	45,370
Employee and director share-based compensation (recapture)	—	—	(240,221)	—	—	—	(240,221)
LINICO dividends earned by AQMS not distributed	—	—	—	—	—	(47,528)	(47,528)
LINICO distribution to AQMS	—	—	—	—	—	(70,355)	(70,355)
Net income	—	—	—	12,364,975	—	1,376,189	13,741,164
BALANCE - September 30, 2023	117,130,225	$77,888	$359,533,078	$(290,263,882)	$(3,360,867)	$3,883,147	$69,869,364

BALANCE - January 1, 2024	117,862,081	$78,405	$363,889,245	$(282,329,611)	$(3,360,867)	$—	$78,277,172

Issuance of common stock	4,102,697	2,732	1,460,978	—	—	—	1,463,710
Common stock issuance costs	—	—	(225,120)	—	—	—	(225,120)
Issuance of common stock for stock issuance costs	250,000	167	84,833	—	—	—	85,000
Issuance of common stock for debt issuance costs	489,141	326	249,674	—	—	—	250,000
Issuance of common stock for conversion of debt and accrued interest	2,276,944	1,516	893,257	—	—	—	894,773
Issuance of common stock in lieu of payment of interest	239,609	160	116,443	—	—	—	116,603
Retirement of treasury shares (2,605,322 shares)	(2,605,322)	(1,735)	(3,359,132)	—	3,360,867	—	—
Employee and director share-based compensation	—	120	56,064	—	—	—	56,184
Non-controlling interest vesting of shares in subsidiary	—	—	(172,600)	—	—	172,600	—
Net loss	—	—	—	(6,901,412)	—	(16,908)	(6,918,320)
BALANCE - March 31, 2024	122,615,150	81,691	362,993,642	(289,231,023)	—	155,692	74,000,002

Issuance of common stock	15,548,944	10,356	3,739,644	—	—	—	3,750,000
Issuance of common stock for conversion of debt and accrued interest	12,244,556	8,155	3,398,706	—	—	—	3,406,861
Issuance of common stock in lieu of payment of interest	375,412	250	123,213	—	—	—	123,463
Issuance of common stock for marketing-related costs	561,010	374	162,319	—	—	—	162,693
Issuance of common stock for Haywood lease amendment	1,500,000	999	508,851	—	—	—	509,850
Issuance of common stock for AST lease amendment	4,975,000	3,313	1,583,712	—	—	—	1,587,025
Employee and director share-based compensation	—	—	43,149	—	—	—	43,149
Warrant modification associated with debt amendment	—	—	108,230	—	—	—	108,230
Net loss	—	—	—	(8,633,552)	—	(18,720)	(8,652,272)
BALANCE - June 30, 2024	157,820,072	105,138	372,661,466	(297,864,575)	—	136,972	75,039,001

Issuance of common stock	11,704,146	7,795	1,992,205	—	—	—	2,000,000
Payment to Northern Comstock LLC for mineral rights	2,920,702	1,945	480,555	—	—	—	482,500
Issuance of common stock for debt issuance costs	844,468	562	135,313	—	—	—	135,875
Issuance of common stock for conversion of debt and accrued interest	32,571,655	21,693	5,200,543	—	—	—	5,222,236
Issuance of common stock in lieu of payment of interest	773,745	516	143,659	—	—	—	144,175
Employee and director share-based compensation	—	—	43,149	—	—	—	43,149
Net loss	—	—	—	(14,968,015)	—	(26,568)	(14,994,583)
BALANCE - September 30, 2024	206,634,788	$137,649	$380,656,890	$(312,832,590)	$—	$110,404	$68,072,353

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine-Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(30,565,175)	$2,554,833
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,833,878	1,979,740
Amortization of finance leases	36,853	32,960
Amortization on discount associated with finance leases	16,445	229,425
Amortization of debt discount and other debt-related items	1,178,105	659,743
Accretion of reclamation liability	308,276	282,119
Interest expense paid with common stock	384,241	152,877
Impairment of intangible assets	8,667,869	—
Impairment of properties, plant and equipment	324,047	—
Research and development expense paid with common stock	1,208,180	—
Gain on write-off of SSOF deposits	(400,000)	—
Gain on sale of Facility	—	(7,304,570)
Gain on investments	—	(13,309,875)
Loss on extinguishment of debt	744,256	—
Loss (gain) on conversion of debt	3,690,760	(51,856)
Employee and director share based compensation (recapture)	142,482	(67,605)
Change in fair value of derivative instruments	(516,756)	105,964
Loss on Pelen option	—	150,000
Share of net loss of equity-method investments	1,675,069	1,337,801
Other	(392,318)	(34,357)

Changes in operating assets and liabilities:
Prepaid expenses	(149,362)	(165,780)
Deposits - asset	—	289,485
Other assets	310,055	428,264
Accounts payable	1,510,114	(320,236)
Accrued expenses, other liabilities and deposits	(1,902)	581,456
Deferred revenue	1,900	—
Other liabilities	374,998	1,285,628
Net cash used in operating activities	(9,617,985)	(11,183,984)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights and properties, plant and equipment	(804,949)	(1,515,553)
Proceeds from sale of leased facility and related assets	—	21,000,000
Purchase of Aqua Metals Transfer LLC and Facility	—	(12,000,000)
Proceeds from sale of ABTC common shares	—	5,365,981
Proceeds from sale of Green Li-ion preferred shares	—	779,600
Payments on contractual commitments associated with derivatives	(2,464,364)	(5,625,000)
Advances to Sierra Springs Opportunity Fund, Inc.	—	(1,470,000)
Investment in SSOF	(530,000)	—
Acquisition of intangible asset	(100,000)	—
Funding of RenFuel note receivable	(1,350,000)	—
Advances to GenMat	(1,235,636)	—
Funding of reclamation bond	(274,711)	—
Other	(103,000)	(77,642)
Net cash provided by (used in) investing activities	(6,862,660)	6,457,386

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on financing leases	(75,195)	(377,114)
Proceeds from the issuance of common stock	7,213,710	6,350,000
Principal payments of debt	(850,000)	—
Issuances of debt	8,000,000	—
Distribution paid to AQMS	—	(70,355)
Debt issuance costs	(90,000)	—
Common stock issuance costs	(140,120)	(257,620)
Net cash provided by financing activities	14,058,395	5,644,911
Net increase (decrease) in cash and cash equivalents	(2,422,250)	918,313
Cash and cash equivalents at beginning of period	3,785,577	2,521,772
Cash and cash equivalents at end of period	$1,363,327	$3,440,085

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common shares for debt conversion and accrued interest	$9,523,870	$4,499,598
Issuance of common shares for Northern Comstock LLC mineral rights payments	$482,500	$482,500
Issuance of common shares with debt	$385,875	$—
Investment acquired with payable	$1,285,961	$—
Issuance of common shares for due diligence and commitment fees	$85,000	$350,000
Issuance of common stock in lieu of payment of marketing expense	$162,693	$—
Issuance of common stock for Haywood lease amendment	$509,850	$—
Issuance of common stock for AST lease amendment	$378,845	$—
Fair value of common stock held by GenMat transferred to GenMat Advances (see Note 2)	$694,970	$—
Right of use asset and liability due to building operating lease	$4,567,814	$213,925
Transfer of derivative liability to accrued expenses	$3,243,853	$—
Return of common stock in connection with conversion of debt and accrued interest	$—	$(287,049)
Investment shares received on sale of Facility	$—	$9,365,000
Return of investment shares in lieu of escrowed funds	$—	$(1,500,000)

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REFERENCES TO THE COMPANY

Unless indicated, the terms we, us, our, Comstock, or the Company mean Comstock Inc., and its subsidiaries on a consolidated basis.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Comstock Inc. and its wholly and majority owned subsidiaries. Intercompany transactions have been eliminated. The condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Operating results for the three and nine-months ended September 30, 2024 may not be indicative of full year 2024 results.

In management's opinion, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of September 30, 2024, and our results of operations and changes in equity for the three and nine-months ended September 30, 2024 and 2023, and our cash flows for the nine-months ended September 30, 2024 and 2023.

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Financial Statements are prepared on the going concern basis of accounting that assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has had recurring net losses from operations and had an accumulated deficit of $312,832,590 at September 30, 2024. For the nine-months ended September 30, 2024, the Company recognized a net loss of $30,565,175, and cash and cash equivalents decreased by $2,422,250 from $3,785,577 at December 31, 2023 to $1,363,327 at September 30, 2024. The Company intends to fund its operations over the next twelve months from planned sales of non-strategic assets and other investments, issuance of the equity under our existing shelf registration statement and private placements, issuance of subsidiary-level equity, planned licensing and related engineering services from our fuels business, sales and deferred revenue from our solar panel recycling business and existing cash and cash equivalents. Based on these expected funding sources, management believes the Company will have sufficient funds to sustain our operations and meet our contractual and investment commitments during the 12 months following the date of issuance of the Condensed Consolidated Financial Statements included herein. While the Company has been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, borrowings, asset sales and other means, there is no assurance the Company will be able to sell additional assets timely and/or obtain additional equity capital or other financing, if needed. Risks to our liquidity include future operating expenditures above management’s expectations, including but not limited to exploration, pre-development, research and development, selling, general and administrative, investment related expenditures, the sale of the Silver Springs Properties, and amounts to be raised from the issuance of equity under our existing shelf registration statement or non-registered equity issued directly from certain subsidiaries. Declines in the share price of our common stock would also adversely affect our results of operations, financial condition and cash flows and available liquidity. If the Company is unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about our ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities, or operations, reduce or delay certain capital expenditures or investments, or sell certain assets or businesses. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner, or at all.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the 2024 financial statement presentation. Reclassifications had no effect on net income (loss) or cash flows as previously reported.

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2023, the FASB issued ASU 2023-05 Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The new guidance addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture's separate financial statements. The objectives of the amendments are to (1) provide decision useful information to investors and other allocators of capital in a joint venture's financial statements and (2) reduce diversity in practice. The guidance is applied prospectively and effective for all newly formed joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. We will adopt this guidance prospectively on January 1, 2025 for any newly formed joint ventures entities.

In November 2023, the FASB issued ASU 2023-07 (Topic 280) Improvements to Reportable Segment Disclosures. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to or easily computed from information regularly provided to the chief operating decision maker and (2) included in the reported measure of segment profit or loss. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted and retrospective adoption is required unless impracticable. The guidance will likely result in additional required disclosures when adopted. The new disclosure requirements will be included in our consolidated financial statements for the year ended December 31, 2024. Segment disclosure for the comparative year ended December 31, 2023 will be modified to include the new requirements. New disclosures will include our significant segment expense categories and amounts for each reportable segment, our chief operating decision maker and how the chief operating decision maker uses each reported measure of segment profit and loss to assess performance and allocated resources to the segment.

In December 2023, the FASB issued ASU 2023-09 (Topic 740) Improvements to Income Tax Disclosures. The new guidance is intended to enhance annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s operations. The amendments in this standard require disclosure of additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. They also require greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the amendments in this update require information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The amendments in this update are effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company plans on adopting this standard on January 1, 2025. The Company is currently evaluating the impact of this disclosure guidance on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2                  INVESTMENTS

Summary of Investments

At September 30, 2024 and  December 31, 2023 our investments include:

	September 30, 2024		December 31, 2023
Equity Method Investments:	Investment	Ownership %	Investment	Ownership %
Quantum Generative Materials LLC	$10,007,752	48.19%	$11,606,763	48.19%
Pelen Limited Liability Company	607,471	25.00%	609,165	25.00%
Investment in research and development company	1,216,252	40.00%	—	—%
Total equity method investments	11,831,475		12,215,928

Measurement Alternative Investments:
Green Li-ion Pte. Ltd.	18,912,985	13.34%	18,912,985	13.34%
Sierra Springs Opportunity Fund, Inc.	19,575,000	17.38%	19,045,000	17.11%
Total measurement alternative investments	38,487,985		37,957,985

Total Investments	50,319,460		50,173,913
Less: current investments	(18,912,985)		(18,912,985)
Long-term investments	$31,406,475		$31,260,928

Summary financial information for affiliated companies (20% to 50%-owned) accounted for by the equity method for the periods presented, compiled from the equity investee's financial statements and reported on a one quarter lag is as follows:

	September 30, 2024	December 31, 2023
Current assets	$972,618	$665,765
Non-current assets	4,025,449	6,260,818
Current liabilities	508,710	—
Non-current liabilities	312,571	—

	Nine-Months Ended
	September 30, 2024	September 30, 2023
Revenues	$519,400	$47,400
Gross Profit	51,800	47,400

Net loss	$(4,456,715)	$(3,587,417)
Net loss attributable to Comstock Inc.	$(1,675,069)	$(1,337,801)

Upon acquisition, management determined that the excess of our investment values over the net assets of the individual equity method investees was comprised of goodwill and intellectual property. At September 30, 2024 and December 31, 2023, non-current assets in the summarized financial information in the table above include the GenMat investment in, and derivative asset associated with, the Company's common stock of $0.2 million and $3.7 million, respectively.

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

Through May 17, 2024, Comstock invested direct cash of $9,714,364 against the $10.0 million commitment. In addition, prior to 2024, GenMat sold a total of 486,549 shares of Comstock’s common stock it held for proceeds of $285,636. The direct cash funding plus the proceeds GenMat earned on the sale of Comstock common stock total $10.0 million thus fulfilling the commitment agreed to in 2021. During the nine-months ended September 30, 2024 and 2023, Comstock paid $2,164,364 and $3,600,000, respectively, to GenMat against the initial $10,000,000 funding commitment (see Note 11, Fair Value Measurements).

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

At September 30, 2024, the shares had a fair value of $1,188,862 based on the closing trading price of Comstock’s common stock at the end of the period. During the three and nine-months ended September 30, 2024, the Company recognized a gain on the change in fair value of this asset from May 17, 2024 to September 30, 2024 of $776,656 and $493,892, respectively, which is included in other income (expense) in the condensed consolidated statements of operations.

For the three and nine-months ended September 30, 2024, the Company recorded $425,872 and $1,599,011, respectively, in equity loss from affiliates for our investment in GenMat.

For the three and nine-months ended September 30, 2023, the Company recorded $533,635 and $1,322,844, respectively, in equity loss from affiliates for our investment in GenMat.

The Company’s executive chairman and chief executive officer serves as the chairman of GenMat and the Company’s chief technology officer and another Comstock employee also serve on GenMat's board of directors. The GenMat board of directors is composed of the three Company employees having one vote each along with the chief executive officer and founder of GenMat who receives four votes.

See Note 15, Subsequent Events, for GenMat.

Investment in Pelen LLC

On April 24, 2020, the Company completed the acquisition of 25% of Pelen LLC's (“Pelen”) membership interests for $602,500. For the three and nine-months ended September 30, 2024, the Company recorded $1,952 in equity income and $1,694 in equity loss from affiliates for our investment in Pelen. For the three and nine-months ended September 30, 2023, the Company recorded $2,100 in equity income and $14,957 in equity losses from affiliates for our investment in Pelen.

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

Since the payments are not interest bearing, the Company calculated the implied interest of $214,039 on the future cash payments using an interest rate of 9.76% which was recorded as a discount on initial investment of $1.5 million and will be recognized over the payment term. The Company recorded a corresponding payable for future cash payments to account for the 40% ownership interest in the Developer. At September 30, 2024, the future remaining payments, net implied interest, totaled $1,122,424 (see Note 6, Accrued Expenses and Other Liabilities).  For the three and nine-months ended September 30, 2024, the Company recorded $25,964 and $74,364, respectively, in equity loss from affiliates for our investment in the Developer. During the three and nine-months ended September 30, 2024, Comstock paid $60,000 and $240,000, respectively, to the Developer in accordance with the funding commitments under the Developer Securities Purchase Agreement.

Investment in Green Li-ion

As part of our acquisition of a majority ownership of LINICO on December 30, 2021, we acquired 37,162 preferred shares of Green Li-ion Pte, Ltd. (“Green Li-ion”). On September 12, 2023, LINICO received gross proceeds of $795,510, net of commission fees of $15,910, from the sale of 1,500 Green Li-ion preferred shares for $530.34 per share and recorded a realized gain of $597,248 included in gain (loss) from investments in the consolidated statements of operations in the third quarter of 2023. In connection with this sale, the Company valued the remaining 35,662 Green Li-ion preferred shares it holds using the cash rate of $530.34 per share which resulted in recognition of an unrealized gain on investment of $14,577,627 in 2023. The Company intends to sell the remaining Green Li-ion preferred shares during 2025.

Investment in Sierra Springs Opportunity Fund Inc.

During 2019, the Company invested $335,000 for 6,700,000 shares of Sierra Springs Opportunity Fund Inc (“SSOF”) common stock. From 2020 through November 2023, the Company advanced $6,985,000 to SSOF and its subsidiary for the purpose of purchasing land, payments for deposits on land and payments for an option on land and water rights purchases. On December 29, 2023, the Company and SSOF agreed to convert total advances into 3,880,556 shares of SSOF common stock. The conversion price of $1.80 per share was determined to be the fair value of a share of SSOF common stock based on cash sales of SSOF common shares and increased value of SSOF’s underlying real estate assets. The Company’s initial 2019 investment of SSOF common shares were revalued at $1.80 per common shares resulting in recognition of an unrealized gain on investment of $11,725,000 in 2023. In the third quarter of 2024, SSOF issued additional equity at $1.80 per share to third-party investors and decreased our ownership to 17.38%. The Company monitors additional equity issuances of SSOF to assess whether the equity securities issued are similar investments requiring adjustments of our investments carrying value to fair value. At  September 30, 2024, no adjustments were made to our investments carrying value as a result of the SSOF equity issuances.

At December 31, 2023, the Company’s total SSOF investment consisted of 10,580,556 common shares, or 17.11% of SSOF's outstanding common shares on a fully diluted, if converted basis. For the nine-months ended September 30, 2024, the Company invested an additional $530,000 in SSOF at $1.80 per share increasing our equity ownership in SSOF to 10,875,000 common shares, or 17.38% at September 30, 2024.

The Company's chief executive officer is an executive of SSOF.

Investment in American Battery Technology Company

In connection with the sale of the Facility in 2023, the Company received 11 million shares of restricted common stock from the purchaser of the Facility, American Battery Technology Company (“ABTC”) with an initial fair value of $9,365,000 (see Note 7, Leases). On June 30, 2023, the Company and ABTC amended the agreement whereby the Company returned 1,923,077 of the ABTC restricted shares and ABTC agreed to forego the right to have $1.5 million of the purchase price set aside in escrow to settle indemnification claims. In August 2023, the remaining 9,076,923 shares owned by the Company became unrestricted. During the third quarter of 2023, the Company sold all 9,076,923 ABTC shares with proceeds of $5,456,920, net of commission fees of $90,939. For the three and nine-months ended September 30, 2023, the Company recognized a loss of $1,100,000 and $1,865,000, respectively, on the investment included in gain on investments in the condensed consolidated statements of operations.

NOTE 3                  NOTES RECEIVABLE AND ADVANCES, NET

Notes receivable and advances, net at September 30, 2024 and  December 31, 2023 include:

	September 30, 2024	December 31, 2023
Non-current portion
RenFuel K2B AB note receivable	$1,350,000	$—
GenMat advances	2,424,498	—
Daney Ranch note receivable	980,291	980,291
Total notes receivable and advances, non-current portion, net	$4,754,789	$980,291

RenFuel K2B AB (“RenFuel”)

On January 2, 2024, the Company funded $250,000 to RenFuel for a term loan, bearing interest at 7% per annum and matured on February 15, 2024. On April 19, 2024, the Company and RenFuel entered into a securities purchase agreement in which the Company agreed to fund RenFuel in twelve tranches of $250,000 up to the aggregate principal amount of $3,000,000 for a 7% Senior Secured Convertible Note (“Senior Secured Convertible Note”). On June 27, 2024, the parties signed the Amended Agreement to the RenFuel SPA to include certain legal fees of up to $450,000, increasing the aggregate principal amount of the Senior Secured Convertible Note to $3,450,000. The full principal and 7% interest rate per annum are due on April 30, 2034. The Senior Secured Convertible Note is secured by (i) a first priority lien on all material assets of RenFuel and RenFuel K2B Ipco AB (“SPV”), senior to all other currently outstanding and hereinafter existing RenFuel indebtedness pursuant to the securities purchase agreement, (ii) a first priority security interest and lien granted by RenFuel on 100% of the issued and outstanding equity of the SPV pursuant to the securities purchase agreement, and (iii) a first priority security interest and lien on 100% of the SPV's now and hereafter existing assets pursuant to the Guaranty and securities purchase agreement. RenFuel fully satisfied the term loan by issuance of the Senior Secured Convertible Note.

For the nine-months ended September 30, 2024, the Company funded $1,350,000, which included $450,000 of legal fees, to RenFuel in accordance with the Senior Secured Convertible Note. For the three and nine-months ended September 30, 2024, the Company recognized interest income of $20,613 and $32,958, respectively. As of September 30, 2024, the Company recorded an interest receivable of $32,958 in prepaid expenses and other current assets on our condensed consolidated balance sheet.

GenMat Advances

The GenMat advances balance includes $1,235,636 in cash advanced to GenMat during the nine-months ended September 30, 2024, and $1,188,862 which represents the fair value of the Company's common stock held by GenMat. The fair value is determined based on the trading price of the Company's stock on September 30, 2024. The fair value of the common stock held by GenMat will be applied against future investment in GenMat by the Company (see Note 2, Investments and Note 11, Fair Value Measurements). The advances are non-interest bearing.

NOTE 4                  PROPERTIES, PLANT AND EQUIPMENT, NET AND MINERAL RIGHTS

Properties, plant and equipment at September 30, 2024 and  December 31, 2023 include the following:

	September 30, 2024	December 31, 2023
Land	$—	$6,328,338
Real property leased to third parties	1,037,049	1,037,049
Property, plant and equipment for mineral processing	27,644,745	27,644,745
Other property and equipment	7,561,408	7,394,191
Accumulated depreciation	(27,622,556)	(27,200,293)
Total properties, plant and equipment, net	$8,620,646	$15,204,030

During the three-months ended September 30, 2024 and 2023, we recognized depreciation expense of $143,265 and $142,915, respectively. During the nine-months ended September 30, 2024 and 2023, we recognized depreciation expense of $422,263 and $478,388, respectively. At September 30, 2024 and December 31, 2023, the Company had $433,411 and $402,931, respectively, of properties, plant and equipment that were not yet placed in service and have not yet been depreciated. In the third quarter of 2024, the Company impaired obsolete equipment not yet placed in service in our Corporate segment. For the three and nine-months ended September 30, 2024, the Company recorded an impairment loss of $324,047 for equipment recorded in impairment of properties, plant and equipment in our condensed consolidated statement of operations.

Mineral Rights and Properties

Our properties at September 30, 2024 and  December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Comstock Mineral Estate	$10,842,716	$12,164,013
Other mineral properties	317,405	317,405
Water rights	90,000	820,595
Total mineral rights and properties	$11,250,121	$13,302,013

The Comstock Mineral Estate includes all of the Company's resource areas and exploration targets. During the nine-months ended September 30, 2024 and 2023, we did not record any depletion expense, as none of the properties are currently in production. All of our mineral exploration and mining lease payments are classified as selling, general and administrative expenses in the condensed consolidated statements of operations.

On June 30, 2023, the Company signed a Mineral Exploration and Mining Lease Agreement (the “Mining Lease”) with Mackay Precious Metals Inc. (“Mackay”). The Mining Lease provides a twenty-year term granting Mackay the rights to conduct exploration on certain of the Company’s mineral properties in Storey County, Nevada. Mackay paid a lease initiation fee of $1,250,000 and made their first two quarterly lease payments totaling $875,000, with subsequent quarterly lease payments of $375,000 for the next three and a half years, and then remaining quarterly lease payments of $250,000 thereafter. In addition, Mackay will reimburse carrying costs for the mineral properties and will pay a 1.5% Net Smelter Returns (“NSR”) royalty from eventual mine production from the mineral properties. Mackay also committed to exploration expenditures of $1,000,000 per year on a cumulative basis, and increasingly detailed technical reports after the first five, ten, and fifteen years.

We determined that the Mining Lease initiation fee of $1,250,000 should be recognized as revenue ratably over the term of the Mining Lease and quarterly lease payments will be recognized as revenue in the period received. For the three and nine-months ended September 30, 2024, we recorded revenue of $390,625 and $1,171,876, respectively, which includes the quarterly lease payments of $1,125,000 and amortization of the lease initiation fee of $46,876. For the three and nine-months ended September 30, 2023, we recorded revenue of $490,625 which included the first quarterly lease payment of $475,000 and amortization of the lease initiation fee of $15,625. In 2024, the Company committed a plan to sell the mineral properties in Storey County, Nevada and $1,171,874 of deferred revenue for the initiation fee remains and is recorded as current deferred revenue in our condensed consolidated balance sheet.

Assets Held for Sale

In the second quarter of 2024, the Company committed a plan to sell industrial and commercial land located in Lyon County, Nevada. This balance of $6,328,339 is classified as assets held for sale on the condensed consolidated balance sheet as of  September 30, 2024.

In the first quarter of 2024, the Company committed a plan to sell the membership interest, including the mineral rights, in Comstock Northern Exploration LLC. As of  September 30, 2024, assets held for sale include mineral rights with a balance of $1,321,297.

In March 2023, the Company acquired senior water rights (50-acre feet) associated with one of its existing properties and junior water rights (16-acre feet) for a total of $730,595. In the second quarter of 2024, the Company committed a plan to sell the water rights and reclassified those water rights to Assets Held for Sale on the condensed consolidated balance sheet.

The Company’s assets held for sale at September 30, 2024 and  December 31, 2023 include the following:

Assets held for sale	Asset group	September 30, 2024	December 31, 2023
Mineral rights	Mineral rights and properties	$1,321,297	$—
Water rights	Mineral rights and properties	730,595	—
Land	Properties, plant and equipment, net	6,328,339	—
Total assets held for sale		$8,380,231	$—

NOTE 5                  INTANGIBLE ASSETS

The Company’s intangible assets at September 30, 2024 and  December 31, 2023 include the following:

	Estimated
	Economic Life
Description	(in years)	September 30, 2024	December 31, 2023

Developed technologies	10	$7,879,402	$19,582,402
License agreements	10	499,952	510,752
Customer agreements	1	122,885	122,885
Distribution agreements	8	19,733	19,733
Trademarks	10	—	7,000
Accumulated amortization		(2,635,424)	(4,376,740)
Intangible assets, net		$5,886,548	$15,866,032

Accumulated amortization as of September 30, 2024 and  December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Developed technologies	$2,336,795	$4,113,045
License agreements	165,647	131,917
Customer agreements	122,885	122,885
Distribution agreements	10,097	7,493
Trademarks	—	1,400
Accumulated amortization	$2,635,424	$4,376,740

For the three-months ended  September 30, 2024 and 2023, amortization expense related to intangible assets was $404,867 and $500,450, respectively. For the  nine-months ended September 30, 2024 and 2023, amortization expense related to intangible assets was $1,411,615 and $1,501,352, respectively.

Future minimum amortization expense is as follows at September 30, 2024:

Remainder of 2024	$210,354
2025	841,415
2026	841,415
2027	841,415
2028	838,669
Thereafter	2,313,280
$5,886,548

Changes in the intangible assets balances for the nine-months ended September 30, 2024 and 2023, are presented below:

	As of December 31, 2023	Additions	Impairment	Amortization	As of September 30, 2024
Intangible assets	$20,242,772	$100,000	$(11,820,800)	$—	$8,521,972
Accumulated amortization	(4,376,740)	—	3,152,931	(1,411,615)	(2,635,424)
Total intangible assets and goodwill	$15,866,032	$100,000	$(8,667,869)	$(1,411,615)	$5,886,548

	As of December 31, 2022	Additions	Impairment	Amortization	As of September 30, 2023
Intangible assets	$20,042,772	$—	$—	$—	$20,042,772
Accumulated amortization	(2,379,091)	—	—	(1,501,352)	(3,880,443)
Total intangible assets and goodwill	$17,663,681	$—	$—	$(1,501,352)	$16,162,329

In the third quarter of 2024, we determined that our ability to reprocess clean and reusable materials does not require the use of developed technology that we acquired in 2021. As a result, the Company recorded an impairment of $8,655,176 for the net balance of the intangible associated with the developed technology in our Metals Segment. In addition, we impaired intangible assets related to trademark of $5,133 in our Corporate Segment and license of $7,560 in our Strategic Investment Segment. The total impairment in intangible assets of $8,667,869 was recognized during the quarter and nine months ended September 30, 2024 in our condensed consolidated statement of operations.

The Company is party to three license agreements (collectively, the “AST License Agreements”) with American Science and Technology Corporation (“AST”), pursuant to which the Company agreed to license certain intellectual property of AST for use at three facilities in exchange for three facility-specific license fees of $500,000 each, and a royalty fee equal to 1.0% of the gross revenue of each of the first three operating facilities. As of September 30, 2024, we have obtained the three license agreements and no additional license payments are anticipated. As of September 30, 2024, no royalty fees have been paid under the AST License Agreements.

On December 28, 2023, the Company entered into an amendment (the “2023 FPC Asset Purchase Agreement Amendment”) with Flux Photon Corporation (“FPC”) to amend that certain Asset Purchase Agreement, dated on September 7, 2021, and amended on December 10, 2021 (as amended, the “FPC Asset Purchase Agreement”). Pursuant to the FPC Asset Purchase Agreement, the Company acquired certain intellectual property and related photocatalysis laboratory equipment (the “FPC Assets”). The original purchase price included a payable for the FPC Assets of $17,650,000, payable only from 20% of future cash flows defined as the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its now and hereafter-existing subsidiaries until the purchase prices has been fully paid. The 2023 FPC Asset Purchase Agreement Amendment reduced the purchase price payable to FPC to $16,850,000. On December 28, 2023, the Company paid $200,000 on this payable which was accounted for as an acquisition of intellectual property. The remaining balance of $16,650,000 will be paid to FPC from future cash flows. On September 20, 2024, the Company paid an additional $100,000 to FPC from future cash flows with a remaining balance of $16,550,000. The Company’s chief technology officer and a member of the Company's board of directors, is also the owner of 100% of the outstanding common stock of FPC and as such was the indirect beneficiary of all payments made to FPC pursuant to the FPC Asset Purchase Agreement (see Note 14, Related Party Transactions).

NOTE 6                  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at September 30, 2024 and  December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Accrued interest expense	$259,630	$52,500
Accrued payroll and related costs	768,174	798,827
Accrued incentive compensation	1,082,813	1,332,169
Accrued vendor liabilities	193,436	53,088
Payable to research and development company	453,059	—
LINICO contractual commitment	3,243,853	—
Other accrued expenses	52,819	47,402
Total accrued expenses	$6,053,784	$2,283,986

On July 1, 2022, the Board of Directors of the Company approved a performance objective based, cash incentive compensation plan for executives of the Company, with the potential to earn a performance bonus of up to 100% of base salary. On April 28, 2023, the Compensation Committee of the Board of Directors approved executive incentive compensation of $970,000 for named executive officers other than the chief executive officer earned through December 31, 2022 and paid in the second and third quarters of 2023. For the three and nine-months ended September 30, 2023, the Company expensed $444,057 and $1,332,169, respectively, for the 2023 accrued incentive compensation. The Company's Compensation Committee of the Board of Directors determined that the estimated $1,332,169 for the 2023 incentive compensation shall be canceled based on the progress assessed on the objectives of the incentive plan. The Company accordingly reduced the estimated 2023 incentive accrual in the second and third quarters of 2024 by $507,169 and $825,000, respectively. For the three and nine-months ended September 30, 2024, the Company expensed $670,313 and $1,082,813, respectively, for the 2024 accrued incentive compensation in the condensed consolidated financial statements. As of September 30, 2024, the 2024 incentive compensation of $1,082,813 accrued to date is expected to be paid during 2025.

As of September 30, 2024, the short-term payable to a research and development company of $453,059 and long-term payable of $669,365 consists of payments due under the Securities Purchase Agreement dated March 1, 2024, between the Company and research and development company (see Note 2, Investments). For the three and nine-months ended September 30, 2024, the Company recognized interest expense of $31,997 and $76,464, respectively. During the three and nine-months ended September 30, 2024, Comstock paid $60,000 and $240,000, respectively, to the Developer in accordance with the funding commitments under the Developer Securities Purchase Agreement.

As of September 30, 2024, the LINICO contractual commitment of $3,243,853 consists of make whole payments due to the former chief executive officer of LINICO (see Note 11, Fair Value Measurements - LINICO Derivative Instrument).

NOTE 7                  LEASES

The Company has the following lease balances recorded on the condensed consolidated balance sheets as follows:

Lease Assets and Liabilities	Classification	September 30, 2024	December 31, 2023
Finance lease right-of-use asset	Finance lease - right to use asset, net	$3,100,972	$2,923,766
Operating lease right-of-use asset	Operating lease - right to use asset, net	4,729,427	237,617
Total right of use assets		$7,830,399	$3,161,383

Operating lease liability - current	Accrued expenses and other liabilities	$42,820	$37,401
Operating lease liability - long-term	Operating lease - Right of use lease liability	4,779,042	205,154
Finance lease liability, current portion	Finance lease - Right of use lease liability	515,140	838,676
Total lease liabilities		$5,337,002	$1,081,231

The Company has the following lease costs recorded in the condensed consolidated statements of operations as follows:

	Three-Months Ended		Nine-Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Finance lease cost:
Amortization of right-of-use assets	$12,810	$9,307	$36,853	$32,960
Interest on lease liabilities	—	16,776	16,445	229,426
Operating lease cost	162,682	12,464	197,549	17,513
Total lease cost	$175,492	$38,547	$250,847	$279,899

Other information
Operating cash flows from operating leases	$76,871	$2,475	$110,051	$7,425
Financing cash flows from finance leases	$25,064	$25,064	$75,195	$377,114

The Company has the following weighted average remaining lease terms and discount rates for our finance and operating leases:

	September 30, 2024	September 30, 2023
Weighted-average remaining lease term - finance leases	0.58	0.58
Weighted-average remaining lease term - operating leases	9.60	4.86
Weighted-average discount rate - finance leases	—%	8.0%
Weighted-average discount rate - operating leases	13.0%	13.2%

Finance Lease

Facility Lease

During the nine-months ended September 30, 2023, the Company received $29.1 million (cash proceeds of $21.25 million and restricted ABTC shares of $7.9 million), toward the sale of a leased facility (the “Facility”) and all the related equipment, of which the facility portion of the sale ultimately closed in August 2023 at which time the Company recognized a gain of $7.3 million. On April 26, 2023, the Company closed on the purchase of the membership interest of Aqua Metals Transfer LLC from Aqua Metals Inc. and paid the remaining $12.0 million due, taking full ownership of the membership interest of Aqua Metals Transfer LLC and terminating the lease. For the three and nine-months ended September 30, 2023, the Company recognized a gain on sale of the Facility of $7.1 million and $7.3 million, respectively.

On April 21, 2023, the Company and ABTC entered into a pre-closing lease agreement for the Facility whereby ABTC could use the Facility until the time the sale is finalized. The terms of the lease agreement commenced on April 21, 2023, and ended on June 30, 2023 with ABTC paying $1 in rent per month. On June 30, 2023, the lease term was automatically extended after June 30, 2023, on a month-to-month basis, and monthly rent increased to $175,000 per month. Under the lease terms, ABTC was responsible for payment of all taxes and operating costs associated with the Facility. In the third quarter of 2023, the Company received $237,473 in rental income from ABTC for renting the Facility prior to the closing date in August 2023, at which time the lease was terminated.

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

On April 2, 2024, the Company and AST amended the AST License Agreements and the AST Asset Purchase Agreement (the “License Agreement Amendments”) to amend the consideration paid pursuant to the AST License Agreements and the AST Asset Purchase Agreement, such that some or potentially all of the future obligation would be paid in the Company’s common stock. The consideration paid pursuant to the AST Asset Purchase Agreement was replaced with the following:

•	Within 5 business days of the effective date of the License Agreement Amendments, the Company is to issue 4,975,000 shares of the Company’s common stock to AST,
•	On or before April 30, 2025, the Company is to pay AST an amount equal to $3,500,000 minus the net cash proceeds AST received from the sale of Company shares, plus accrued interest on $3,500,000 at a rate of 12% per annum, with interest starting on May 1, 2024 and calculated pursuant to the terms of the License Agreement Amendments (the “True Up Payment”), and
•	The Company is to pay AST $35,000 rental payment per month from May 1, 2024 to April 30, 2025.

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

Of the amounts paid under this agreement, a portion is associated with the acquired machinery and equipment and recognized as research and development expense in the condensed consolidated statements of operation. During the three and nine-months ended September 30, 2024, the Company recognized $79,935 and $1,447,985, respectively, of research and development expense. During the three and nine-months ended September 30, 2023, the Company recognized $79,935 and $239,805, respectively, of research and development expense associated with payments under this agreement.

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

Operating Leases

For the three and nine-months ended September 30, 2024, short-term operating lease expense was $25,199 and $70,699, respectively. For the three and nine-months ended September 30, 2023, short-term operating lease expense was $44,789 and $75,367, respectively.

On August 15, 2023, the Company, as lessee, signed a Real Estate and Building Lease Agreement (the “SCP Building Lease”) with Sierra Clean Processing LLC (“SCP”) to lease real property and improvements located in Silver Springs, Nevada. The SCP Building Lease is under a five-year term commencing on August 1, 2023, subject to automatically renew for an additional five-year term. Under the SCP Building Lease, rental expense is $4,680 per month with an annual rent increase of 3% and all lease payments were recognized as rental expense. At lease inception, the SCP Building Lease was classified as an operating lease with a lease term of five years. At August 15, 2023, the Company recorded a right-of-use asset and lease liability of $213,925 and $213,925, respectively, at a discount rate of 13.57%. For the three and nine-months ended September 30, 2024, the fixed operating lease expense was $14,908 and $44,724, respectively. For the three and nine-months ended September 30, 2023, the fixed operating lease expense was $9,939. The Company's chief executive officer is an executive and director of SCP.

On July 1, 2024, the Company, as lessee, signed a Real Estate and Building Lease Agreement (the “SCP Real Estate and Building Lease”) with SCP to lease real property and improvements located in Silver Springs, Nevada. The SCP Real Estate and Building Lease is under a five-year term commencing on August 1, 2024, subject to automatically renew for an additional five-year term. Under the lease, rental expense is $70,000 per month for the first twelve rent payments, $75,000 per month for the next twelve months and $80,000 per month for the last thirty-six months of the lease term and all lease payments were recognized as rental expense. Under the SCP Real Estate and Building Lease, rent will commence and remain at $30,000 per month until all necessary and required permits are secured and operations commence.  At lease inception, the SCP Real Estate and Building Lease was classified as an operating lease with a lease term of ten years based on the assumption that the Company will elect to extend the lease. At August 1, 2024, the Company recorded a right-of-use asset and lease liability of $4,567,814 and $4,567,814, respectively, at a discount rate of 12.95%. For the three and nine-months ended September 30, 2024, the fixed operating lease expense was $145,250. For the three and nine-months ended September 30, 2023, no fixed operating lease expense was expensed on the SCP Real Estate and Building Lease. The Company's chief executive officer is an executive and director of SCP.

Minimum lease payments to be paid by the Company by fiscal year for the Company's operating and finance leases are as follows:

	Operating Leases	Finance Leases
For the remainder of 2024	$107,061	$25,066
2025	429,118	490,074
2026	431,175	—
2027	433,285	—
2028	406,371	—
Thereafter	4,760,000	—
Total lease payments	6,567,010	515,140
Less: imputed interest	(1,745,148)	—
Present value of lease liabilities	$4,821,862	$515,140

Operating Lease Income

For the three-months ended September 30, 2024 and 2023, revenues from operating leases on our land and building leased to others totaled $37,200 and $269,298, respectively. For the nine-months ended September 30, 2024 and 2023, revenues from operating leases on our land and building leased to others totaled $109,125 and $335,373, respectively. Revenues from operating leases in the third quarter of 2023 include $237,473 from the ABTC operating lease on the Facility.

Minimum lease payments for operating leases to be received from others are as follows:

For the remainder of 2024	$24,000
2025	96,000
2026	96,000
2027	96,000
2028	96,000
Thereafter	192,000
Total Minimum Lease Income	$600,000

NOTE 8          DEBT OBLIGATIONS

Debt at September 30, 2024 and  December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
GHF Secured Promissory Note - 12% interest, due April 15, 2026	$4,290,000	$4,290,000
Alvin Fund LLC Promissory Note - 16% interest, due April 15, 2026	2,000,000	2,000,000
Alvin Fund LLC Promissory Note - 12% interest, due April 15, 2026	2,100,000	2,100,000
2023 Kips Bay Unsecured Convertible Promissory Note - 8% interest, due March 27, 2025	505,387	3,157,894
2024 Kips Bay Unsecured Convertible Promissory Note - 6% interest, due January 19, 2026	3,723,404	—
AQMS Note Payable - 9.76% implied interest, due December 31, 2024	250,000	600,000
Total debt	12,868,791	12,147,894
Less: debt discounts and issuance costs	(1,638,496)	(2,297,172)
Total debt, net of discounts	11,230,295	9,850,722
Less: current maturities	(626,044)	(4,495,660)
Long-term debt, net of discounts and issuance costs	$10,604,251	$5,355,062

GHF, Inc. Unsecured Promissory Note

On December 15, 2021, the Company entered into a long-term promissory note (the “GHF 2021 Note”) with GHF, Inc. (“GHF”), with a principal amount of $5,000,000, of which $4,550,000 was funded and $450,000 was an original issue discount (“OID”) with the principal due on December 15, 2024, and interest payable monthly at a rate of 6% annually. On August 22, 2022, in connection with the GHF 2021 Note, the Company issued warrants to GHF which allowed them to purchase 200,000 shares of the Company’s common stock at $1.00 per share (the “First GHF Warrants”). The First GHF Warrants were exercisable on or prior to August 22, 2024. On December 15, 2022, in connection with the GHF 2021 Note, the Company issued additional warrants to GHF which allowed them to purchase 1,000,000 shares of the Company’s common stock, of which 500,000 were exercisable at $0.4555 (the “Second GHF Warrants”) and the remaining 500,000 were exercisable at $2.5217 (the “Third GHF Warrants” and collectively with the First GHF Warrants and the Second GHF Warrants, the “GHF Warrants”). The Second GHF Warrants and the Third GHF Warrants were exercisable on or prior to December 15, 2024. On April 22, 2024, the Company and GHF amended the GHF 2021 Note (the “Amended GHF 2021 Note”) to extend the maturity from December 15, 2024 to April 15, 2026 and increase the interest rate from 6% to 12% per annum. The Company determined that the Amended GHF 2021 Note resulted in a debt modification and recorded in the second quarter of 2024 a loss on debt extinguishment of $331,891 in our condensed consolidated statement of operations. Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by all non-mining related assets of the Company, Silver Springs land and water rights, excluding the Lucerne and Dayton properties. The Company is required to prepay the GHF 2021 Note with any net cash proceeds received in the sale of any collateral. During the three-months ended September 30, 2024 and 2023, the Company recognized interest expense of $129,758 and $160,188, respectively, including OID amortization of $0 and $95,309, respectively, in connection with the GHF 2021 Note. During the nine-months ended September 30, 2024 and 2023, the Company recognized interest expense of $422,089 and $475,340, respectively, including OID amortization of $116,028 and $282,819, respectively, in connection with the GHF 2021 Note. On April 22, 2024, the Company and GHF also amended the GHF Warrants, whereby (i) the exercise price of the First GHF Warrants and the Third GHF Warrants was reduced to $0.4555, and (ii) the maturity of the GHF Warrants was extended to December 31, 2025. The incremental fair value resulting of the amendments to the GHF Warrants was $85,331 and was recognized as part of the loss on debt extinguishment (see Note 10, Equity).

Alvin Fund Note

On October 25, 2022, the Company entered into a short-term promissory note (the “Alvin Fund 2022 Note”) with Alvin Fund LLC (“Alvin Fund”) with a principal amount of $2,000,000. In consideration for entering into the Alvin Fund 2022 Note, the Company issued to Alvin Fund common shares of the Company at a fair value of $250,000, which was recognized as a discount on the Alvin Fund 2022 Note. The maturity date pursuant to the Alvin Fund 2022 Note was originally October 25, 2023. On September 30, 2023, the Company and Alvin Fund amended the Alvin Fund 2022 Note to extend the maturity date to January 31, 2026, at an interest rate of 16%. Interest was payable monthly at a rate of 9% annually. On April 22, 2024, the Company and Alvin Fund amended the Alvin Fund 2022 Note (the “Amended Alvin Fund 2022 Note”) to extend the maturity from January 31, 2026 to April 15, 2026. Prepayment is allowed in full or in part at any time without premium or penalty. The Alvin Fund 2022 Note is secured by all the property commonly referred to as the Dayton properties. During the three-months ended September 30, 2024 and 2023, the Company recognized interest expense of $80,658 and $108,384, respectively, including OID amortization of $0 and $63,014, respectively, in connection with the Alvin Fund 2022 Note. During the nine-months ended September 30, 2024 and 2023, the Company recognized interest expense of $240,220 and $321,617, respectively, including OID amortization of $0 and $186,986, respectively, in connection with the Alvin Fund 2022 Note.

On November 12, 2023, the Company entered into a short-term promissory note (the “Alvin Fund 2023 Note”) with Alvin Fund with a principal amount of $2.1 million which includes $100,000 OID. The full principal was due on February 12, 2025. Interest was payable monthly at a rate of 8% annually. On November 12, 2023, in connection with the Alvin Fund 2022 Note, the Company issued warrants to Alvin Fund which allowed them to purchase 1,000,000 shares of the Company’s common stock at $0.70 per share (the “Alvin Fund Warrants”). The Alvin Fund Warrants were exercisable on or prior to November 12, 2025. On April 22, 2024, the Company and Alvin Fund amended the Alvin Fund 2023 Note (the “Amended Alvin Fund 2023 Note”) to extend the maturity from February 12, 2025 to April 15, 2026 and increase the interest rate from 8% to 12% per annum. The Company determined that the Amended Alvin Fund 2023 Note resulted in a debt modification and recorded in the second quarter of 2024 a loss on debt extinguishment of $189,731 in our condensed consolidated statement of operations. Prepayment is allowed in full or in part at any time without premium or penalty. The Alvin Fund 2023 Note is secured by the Company's non-mining assets. During the three-months ended September 30, 2024 and 2023, the Company recognized interest expense of $64,208 and $0, respectively, including OID amortization of $0 and $0, respectively, in connection with the Alvin Fund 2023 Note. During the nine-months ended September 30, 2024 and 2023, the Company recognized interest expense of $226,310 and $0, respectively, including OID amortization of $62,913 and $0, respectively, in connection with the Alvin Fund 2023 Note. On April 22, 2024, the Company and Alvin Fund also amended the Alvin Fund Warrants, whereby the exercise price was reduced to $0.4555 and the maturity was extended to December 31, 2025. The incremental fair value resulting of the amendment to the Alvin Fund Warrants was $22,900 and was recognized as part of the loss on debt extinguishment (see Note 10, Equity).

Leviston Resources LLC Unsecured Convertible Note

On July 19, 2024, the Company entered into a securities purchase agreement (“2024 Leviston Agreement”) for an unsecured convertible promissory note (the “Leviston Note”) with Leviston Resources LLC ("Leviston") with a principal amount of $2,717,500, of which $2,500,000 was funded and $217,500 was an original issue discount. The full principal was due on October 31, 2025. Interest was payable monthly at a rate of 8% annually. The Company could redeem the Leviston Note for cash 30-days following closing at 125% of the face value, plus accrued interest.

In accordance with the agreement, on August 6, 2024, the Company issued a total of 844,468 shares of its common stock (337,787 restricted and 506,681 registered) with a fair value of $135,875 to Leviston as a loan commitment fee.

The Leviston Note contained conversion terms that are based on percentages of trading price and volumes over defined measurement periods. The terms required the conversion option to be bifurcated as a derivative. As of July 19, 2024, the Company bifurcated the conversion feature and recorded a derivative liability with a corresponding additional to debt discount of $1,210,000 reflected in our consolidated balance sheet. The derivative was valued using a Monte Carlo valuation model with a conversion price equal to the lower of (i) the closing day price times 150% or (ii) 80% of minimum historical 10 day VWAP, discount rate of 35%, risk free rate of 4.65%, and volatility of 79.0%. During the three and nine-months ended September 30, 2024, the Company recognized interest expense of $75,452 and including OID amortization of $59,370 in connection with the Leviston Note.

 As of September 30, 2024, the Company delivered 24,680,175 shares of common stock with a fair value of $3,957,052 at an average conversion price per share of $0.16 upon the conversion of a principal balance of $2,717,500 and accrued interest of $16,082.  As of September 30, 2024, the Leviston Note was fully converted.

The loss on debt conversion recognized during the nine-months ended September 30, 2024 was calculated as follows:

Principal converted	$2,717,500
Debt discount associated with principal converted	(1,524,006)
Accrued interest payable converted	16,082
Derivative liability converted	1,080,000
Total	2,289,576
Fair value of stock issued	3,957,052
Loss on conversion of debt	$(1,667,476)

Kips Bay Select LP Unsecured 2023 Convertible Note

On December 27, 2023, the Company entered into a securities purchase agreement for an unsecured convertible promissory note (the "2023 Kips Bay Note") with Kips Bay Select LP ("Kips Bay") with a principal amount of $5,263,157, of which $263,157 was an OID. The full principal is due on March 27, 2025. Interest is payable monthly at a rate of 8% annually. The Company received $3.0 million on December 27, 2023 and received the remaining $2.0 million on January 27, 2024.

The 2023 Kips Bay Note required the Company to pay a loan commitment fee of $250,000 in the form of shares of its common stock. As of December 31, 2023, the Company recorded a stock payable of $150,000 as a non-current other liability on the consolidated balance sheet. The amount was recognized as additional discount on the note. On January 11, 2024, the Company issued 308,931 restricted shares of its common stock equal to 3% of the principal amount of the 2023 Kips Bay Note, or $157,895 at $0.511 per share. On January 16, 2024, the Company issued an additional 180,210 registered shares of its common stock equal in value to 1.75% of the additional $2.0 million in principal amount of the 2023 Kips Bay Note, or $92,105, also at $0.511 per share.

The 2023 Kips Bay Note contains conversion terms that are based on percentages of trading price and volumes over defined measurement periods. The terms require the conversion option to be bifurcated as a derivative.  As of September 30, 2024, and December 31, 2023, the Company has a derivative liability balance of $10,000 and $1,360,000, respectively, associated with this conversion option and reflected in our condensed consolidated balance sheet. During the three-months ended September 30, 2024 and 2023, the Company recognized interest expense of $154,789 and $0, respectively, which includes OID amortization of $128,526 and $0, respectively, in connection with the 2023 Kips Bay Note. During the nine-months ended September 30, 2024 and 2023, the Company recognized interest expense of $980,498 and $0, respectively, which includes OID amortization of $792,985 and $0, respectively, in connection with the 2023 Kips Bay Note.

On July 19, 2024, the Company redeemed $500,000 of principal on the 2023 Kips Bay Note at a 10% redemption premium, for $550,000 in cash. During the three and nine-months ended September 30, 2024, the Company recognized loss on debt extinguishment of $222,634.

As of September 30, 2024, the Company delivered 22,412,980 shares of common stock with a fair value of $5,566,817 at an average conversion price per share of $0.25 upon the conversion of a principal balance of $4,263,908 and accrued interest of $181,854 (see Note 15, Subsequent Events).

The loss on debt conversion recognized during the  nine-months ended September 30, 2024 was calculated as follows:

Principal converted	$4,263,908
Debt discount associated with principal converted	(1,627,354)
Accrued interest payable converted	181,854
Derivative liability converted	725,125
Total	3,543,533
Fair value of stock issued	5,566,817
Loss on conversion of debt	$(2,023,284)

Kips Bay Select LP Unsecured 2024 Convertible Note

On September 19, 2024, the Company entered into a securities purchase agreement (“2024 Kips Bay Agreement”) for an unsecured convertible promissory note (the “2024 Kips Bay Note”) with Kips Bay with a principal amount of $5,319,149, of which $319,149 was an original issue discount. The full principal is due on January 19, 2026. Interest is payable monthly at a rate of 6% annually. On September 19, 2024, Kips Bay funded an initial tranche of $3,500,000, which shall result in an aggregate principal amount of $3,723,404 ($3,500,000 in cash plus original issue discount of $223,404). On October 30, 2024, the Company may elect to request an additional funding of $1,500,000, which shall result in a principal amount for such second tranche of $1,595,745 ($1,500,000 in cash plus $95,745 of original issue discount). The Company can redeem the 2024 Kips Bay Note for cash 30-days following closing at 120% of the face value, plus accrued interest. The note requires the Company to pay a loan commitment fee of $186,170 in the form of shares of its common stock. As of September 30, 2024, the Company recorded a stock payable of $186,170 as a non-current other liability on the condensed consolidated balance sheet. The amount was recognized as additional discount on the note.

The 2024 Kips Bay Note contains conversion terms that are based on percentages of trading price and volumes over defined measurement periods. The terms require the conversion option to be bifurcated as a derivative. As of September 19, 2024, the Company bifurcated the conversion feature and recorded a derivative liability with a corresponding additional to debt discount of $1,120,000 reflected in our consolidated balance sheet. The derivative was valued using a Monte Carlo valuation model with a conversion price equal to 88% of the seven day VWAP, discount rate of 35%, risk free rate of 3.75%, and volatility of 78.0%. During the three and nine-months ended September 30, 2024, the Company recognized interest expense of $41,733 and including OID amortization of $35,001 in connection with the 2024 Kips Bay Note.

Aqua Metals Inc. Note

On December 19, 2023, Comstock Inc., LINICO and Aqua Metals Inc. (“AQMS”) entered into a stock redemption agreement in which the Company agreed to purchase and AQMS agreed to sell their shares in LINICO for $600,000. The consideration is payable in twelve installments of $50,000 with the first installment due on January 31, 2024, and the next eleven installments due on the last day of the next succeeding eleven months. Since the payments are not interest bearing, the Company calculated the implied interest of $33,673 on the future cash payments using an interest rate of 9.76% which was recorded as a discount on the agreement and will be recognized over the payment term. During the three-months ended September 30, 2024 and 2023, the Company recognized interest expense of $6,797 and $0, respectively, in connection with the AQMS notes payable. During the nine-months ended September 30, 2024 and 2023, the Company recognized interest expense of $29,921 and $0, respectively, in connection with the AQMS notes payable.

Ionic Ventures LLC Unsecured Convertible Note

On December 16, 2022, the Company entered into a securities purchase agreement for an unsecured convertible promissory note (“Ionic Note”) with Ionic Ventures, LLC (“Ionic”) with a principal amount of $3,150,000, of which $2,975,000 was funded and $175,000 was an OID. The full principal was due on March 16, 2024. Interest was payable monthly at a rate of 8% annually. The Ionic Note contained conversion terms that were based on percentages of trading price and volumes over defined measurement periods. The Ionic Note required the conversion option to be bifurcated as a derivative.

As of September 30, 2023, the Company delivered 9,309,375 shares of common stock with a fair value of $4,499,598 at an average alternate conversion price per share of $0.48 with a principal balance of $3,150,000 and accrued interest of $103,912. During the three and nine-months ended September 30, 2023, the Company recorded a gain on conversion of debt of $289,512 and $51,856, respectively. The conversion terms require a measurement period of five days within which the number of shares initially converted are adjusted for changes in trading volume during the period. Under this provision, on April 6, 2023, Ionic returned 327,549 excess shares of the Company's common stock issued upon earlier conversions. During the three and nine-months ended September 30, 2023, the Company recognized interest expense of $35,468 and $285,772, respectively, which includes OID amortization of $22,357 and $189,938, respectively, in connection with the Ionic Note. The Ionic Note was fully converted in 2023.

NOTE 9         COMMITMENTS AND CONTINGENCIES

COMSTOCK MINERAL ESTATE LEASE PAYMENTS

We lease certain mineral rights and properties under leases expiring at various dates through 2040. Future minimum annual lease payments, including royalty and rental payments, under these existing lease agreements are as follows at September 30, 2024:

Year	Leases
Remainder of 2024	$27,550
2025	111,000
2026	151,000
2027	151,000
2028	151,000
Thereafter	1,361,250
Total minimum annual lease payments	$1,952,800

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

RENFUEL LICENSE PAYMENTS

On October 11, 2023, and amended on December 22, 2023, the Company and RenFuel signed an Exclusive License Agreement, pursuant to which RenFuel granted Comstock Fuels Corporation (“Comstock Fuels”), a wholly owned subsidiary of the Company, an exclusive license to use RenFuel’s patented catalytic esterification and related technologies in North America, Central America, and South America in exchange for ongoing royalty fees based on the production and sales of qualified products. The Company is required to spend a minimum of $250,000 per quarter on commercially reasonable research, development and commercialization activities, and advances commencing on January 1, 2024. As of September 30, 2024, this commitment has been satisfied with advances made to RenFuel (see Note 3, Notes Receivable and Advances, net).

INVESTMENT IN LICENSED TECHNOLOGY

On March 1, 2024, Comstock and Developer entered into the DSA to advance technologies owned by Comstock’s subsidiary that incorporate applications of intellectual properties owned by the Developer (“Developer IP”). The DSA scope involves research and development to validate integrated applications of Comstock's intellectual properties and Developer IP, including baseline applications involving Developer IP alone. The DSA calls for work to be completed in a series of phases, with the first phase (“Phase 1”) consisting of three projects over nine months at a cost to Comstock of $116,900 per month, or $1,052,100 in total. Current estimates for the next three projects in the second phase of work under the DSA (“Phase 2”) include $116,900 per month for an additional six months, or $701,400 in total, including $321,160 in residual payments for equipment and supplies purchased in Phase 1 that will be used in Phase 2. For the three and nine-months ended September 30, 2024, the Company recorded $350,700 and $818,300, respectively, as research and development expense in the condensed consolidated statements of operation. Phase 2 estimates are subject to upwards variance after data is collected and evaluated from Phase 1. No estimate is available for work beyond Phase 2 at this time, however, the DSA contemplates continuing cooperation for research and development over an initial three-year term. Each phase of work is defined by a detailed scope culminating in specific, measurable, achievable, relevant, and timely milestones and go-no-go decision points. Work under Phase 2 cannot occur without a written notice to proceed from Comstock following satisfactory completion of Phase 1 based on stated milestones and decision points. The Phase 2 notice to proceed also cannot be issued until a detailed project plan for Phase 2 is finalized and approved by Comstock and Developer.

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

OTHER

Annually, the Company pays each of the independent directors a total of $160,000 in cash and stock-based compensation, plus chair and committee meeting fees and each of the independent directors receives cash retainers of $60,000. The Chair of each Committee is paid an additional cash retainer of $20,000 annually. For the three-months ended September 30, 2024 and 2023, the Company recognized director fees expenses of $250,000 and $360,275, respectively. For the nine-months ended September 30, 2024 and 2023, the Company recognized director fees expenses of $675,000 and $606,825, respectively. As of September 30, 2024 and December 31, 2023, director fee compensation included in accounts payable on the condensed consolidated balance sheet was $162,500 and $87,500, respectively. As of September 30, 2024 and December 31, 2023, the Company accrued $875,000 and $500,000, respectively, in director fee compensation associated with the stock-based portion of their compensation earned in 2023 and 2024 that is expected to be issued in 2024 and paid annually and is included in long-term liabilities on the condensed consolidated balance sheet.

From time to time, we are involved in claims and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

NOTE 10         EQUITY

Issuance of Registered Shares of Common Stock

On August 6, 2024, pursuant to the 2024 Leviston Agreement, the Company issued to Leviston 506,681 registered shares, with a fair value of $81,525, of the Company's common stock representing 3% of the principal amount of the Leviston Note based on a price per share equal to the 20-day VWAP for the period beginning on the 10th trading day prior to the closing of the Leviston Note and ending on the 10th trading day after the closing of the Leviston Note (the “VWAP Period”) for no additional consideration (see Note 8, Debt Obligations).

On March 25, 2024, the Company entered into an equity purchase agreement (“2024 ClearThink Agreement”) with ClearThink Capital Partners LLC (“ClearThink”) to offer and sell restricted and registered shares of common stock of the Company at an aggregate offering price of up to $5.0 million from time to time, at our option, on terms we deem favorable. On March 26, 2024, the Company filed a prospectus supplement to the registration statement on Form S-3, dated March 28, 2022, that registered for resale these shares issued pursuant to the 2024 ClearThink Agreement. As of September 30, 2024, the Company issued 20,787,773 registered shares of common stock to ClearThink for an aggregate sales price of $4,250,000 at an average price per share of $0.20. On July 18, 2024, the Company elected to terminate all future offers and sales pursuant to the 2024 ClearThink Agreement and the Company filed a prospectus supplement to reflect the reduction in the aggregate offering dollar amount of securities to offered and sold from $5,000,000 to $4,250,000, and accordingly, the 2024 ClearThink Agreement has no remaining capacity as of  September 30, 2024.

On January 16, 2024, the Company issued an additional 180,210 registered shares of its common stock equal in value to 1.75% of the principal amount of the Kips Bay Note, or $92,105, also at $0.511 per share (see Note 8, Debt Obligations).

On February 13, 2023, the Company entered into an equity purchase agreement (“2023 Leviston Sales Agreement”) with Leviston to offer and sell registered shares of common stock at an aggregate offering price of up to $5.0 million from time to time, at our option, on terms we deem favorable. As of December 31, 2023, the Company issued 10,892,604 registered shares of common stock to Leviston pursuant to the Company’s Form S-3 filed with the U.S. Securities and Exchange Commission, for an aggregate sales price of $5.0 million at an average price per share of $0.46, and additional 552,486 common shares at a fair value of $200,000 in commitment fees. As of September 30, 2024, the 2023 Leviston Sales Agreement had no remaining capacity and no sales under this agreement were made in 2024.

On June 21, 2022, the Company entered into an equity purchase agreement (the “2022 Tysadco Sales Agreement”) with Tysadco Partners, LLC (“Tysadco”) to offer and sell registered shares of common stock in an aggregate offering price of up to $10.0 million from time to time, at our option, on terms we deem favorable. Any shares offered and sold to Tysadco were registered for resale pursuant to a registration statement on Form S-1 filed with U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933 (the “Securities Act”). The Company paid commissions equal to 5% of the offering proceeds to the placement agent in connection with such sales. As of December 31, 2023, the Company issued 7,897,838 shares of common stock to Tysadco, for an aggregate sales price of $3,000,000 at an average price per share of $0.38. For the nine-months ended September 30, 2024, the Company issued 3,318,014 shares of common stock to Tysadco, for an aggregate sales price of $1,213,710 at an average price per share of $0.37. Sales of common stock, if any, under the 2022 Tysadco Sales Agreement were made at a 10% discount to the volume weighted average sales price of the common stock on the date that Tysadco receives a capital call from the Company. As of  September 30, 2024, the 2022 Tysadco Sales Agreement had no remaining capacity.

Issuance of Unregistered Shares of Common Stock

In 2024, the Company issued 1,388,766 shares of unregistered restricted common shares with a fair value of $384,241 to Alvin Fund in lieu of cash payment from interest under the Alvin Fund 2022 Note and the Alvin Fund 2023 Note. In 2023, the Company issued 345,110 shares of unregistered restricted common shares with a fair value of $152,877 to Alvin Fund LLC in lieu of cash payments for interest under the Alvin Fund 2022 Note.

On September 3, 2024, the Company issued 2,920,702 shares of unregistered restricted common stock with a fair value of $482,500 to Northern Comstock LLC as payment for obligations due under the Northern Comstock operating agreement.

On August 16, 2024, the Company issued 5,000,000 shares of restricted unregistered common stock to a single investor for $1,000,000 in cash.

On August 6, 2024, pursuant to the 2024 Leviston Agreement, the Company issued to Leviston Resources LLC (“Leviston”) 337,787 restricted shares, with a fair value of $54,350, of the Company's common stock representing 2% of the principal amount of the Leviston Note based on a price per share equal to the 20-day VWAP for the VWAP period for no additional consideration (see Note 8, Debt Obligations).

On May 22, 2024, the Company issued 1,250,000 shares of restricted common stock of the Company to our chief executive officer for $500,000 in cash (see Note 14, Related Party Transactions).

On April 19, 2024, the Company issued 1,000,000 shares of restricted unregistered common stock to a single investor for $250,000 in cash.

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

On August 25, 2023, the Company issued 963,074 shares of unregistered restricted common stock with a fair value of $482,500 to Northern Comstock LLC as payment for obligations due under the Northern Comstock operating agreement.

On February 14, 2023, the Company issued 410,959 shares of unregistered restricted common stock with a fair value of $150,000 to Leviston as payment for due diligence fees under the 2023 Leviston Sales Agreement.

Noncontrolling Interest

On December 30, 2021, the Company entered into an agreement with LINICO to purchase additional shares of LINICO resulting in the Company owning an approximately 90% controlling interest in LINICO. The remaining 10% ownership was held by AQMS (see Note 14, Related Party Transactions) and was accounted for as a noncontrolling interest in our consolidated financial statements. On December 19, 2023, the Company, LINICO and AQMS entered into a stock redemption agreement in which AQMS sold its LINICO shares to LINICO for $600,000. The increase in ownership percentage and decrease in non-controlling interest resulted in an increase to the Company's additional paid in capital of $3,758,807 during the year ended December 31, 2023. As of September 30, 2024 and December 31, 2023, the Company owns 100% of LINICO.

On March 1, 2023, Comstock Metals Corporation (“Comstock Metals”), a wholly owned subsidiary of the Company, entered into an Employment Agreement with Dr. Fortunato Villamagna, to serve as President of Comstock Metals. As part of this agreement. Dr. Villamagna shall receive 20% of the equity in Comstock Metals, vesting evenly, over a five-year period commencing on March 1, 2023 through March 1, 2028, with estimated fair value of the equity award totaling $863,000 held by Dr. Villamagna. On March 1, 2024, the first tranche vested reducing the Company’s ownership in Comstock Metals to 96% with a noncontrolling interest of 4%. As of September 30, 2024 and December 31, 2023, the Company owns 96% and 100% of Comstock Metals, respectively.

For the year ended December 31, 2023, the Company recognized share-based compensation of $143,833 associated with the agreement with Dr. Villamagna. During the three and nine-months ended September 30, 2024, the Company recognized share-based compensation of $43,150 and $129,450, respectively. At September 30, 2024, unamortized stock-based compensation for the equity award was $589,717 and will be amortized over the remaining vesting term of 3.50 years.

Treasury Stock

At December 31, 2023, treasury stock included 2,605,322 shares of our common stock with carrying value of $3,360,867. On January 5, 2024, the Company retired and cancelled the treasury stock.

Warrants

Outstanding warrants at September 30, 2024 and  December 31, 2023 are as follows:

	Number of Warrants	Exercise Price	Expiration Date
GHF, Inc.	200,000	$0.4555	December 31, 2025
GHF, Inc.	500,000	$0.4555	December 31, 2025
GHF, Inc.	500,000	$0.4555	December 31, 2025
Alvin Fund LLC	1,000,000	$0.4555	December 31, 2025
Total Outstanding warrants	2,200,000

During the nine-months ended September 30, 2024 and 2023, no warrants to purchase common stock were issued, exercised, or expired. During the second quarter 2024, the warrants were modified in connection with amendments to related debt agreements (see Note 8, Debt Obligations).

NOTE 11         FAIR VALUE MEASUREMENTS

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2024:

		Fair Value Measurements at
		September 30, 2024
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Haywood derivative	$428,850	$—	$428,850	$—
Stock held by GenMat advances (see Note 3)	1,188,862	—	1,188,862	—
Total assets measured at fair value	$1,617,712	$—	$1,617,712	$—

Liabilities:
2023 Kips Bay convertible debt derivative	$10,000	$—	$—	$10,000
2024 Kips Bay convertible debt derivative	1,240,000	—	—	1,240,000
Total liabilities measured at fair value	$1,250,000	$—	$—	$1,250,000

The following table presents our liabilities measured at fair value on a recurring basis at  December 31, 2023:
		Fair Value Measurements at
		December 31, 2023
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
2023 Kips Bay convertible debt derivative	$1,360,000	$—	$—	$1,360,000
LINICO related derivative	2,383,162	—	2,383,162	—
Haywood derivative	875,000	—	875,000	—
GenMat derivative	781,966	—	781,966	—
Total liabilities measured at fair value	$5,400,128	$—	$4,040,128	$1,360,000

Changes in the assets and liabilities that include level 3 inputs the following:

•

During the three and nine-months ended September 30, 2023, the Company recognized a gain of $76,667 and a loss of $1,099,587, respectively, for the change in fair value of the Ionic conversion option derivative. During the three and nine-months ended September 30, 2023, $523,333 and $1,519,587, respectively, of the derivative liability was converted.

•

During the three and nine-months ended September 30, 2024, the Company recognized a gain of $404,794 and $1,460,875 respectively, for the change in fair value of the 2023 Kips Bay conversion option derivative. On January 27, 2024, the Company recorded an additional $836,000 associated with the additional borrowings under the Kips Bay Note. During three and nine-months ended September 30, 2024, $55,206 and $725,125, respectively, of the derivative liability was converted.

•	During the three and nine-months ended September 30, 2024, the Company recognized a gain of $130,000 for the change in fair value of the Leviston conversion option derivative. On July 19, 2024, the Company recorded $1,210,000 associated with the derivative liability. During three and nine-months ended September 30, 2024, $1,080,000 of the derivative liability was converted. As of September 30, 2024, the Leviston Note was fully converted
•	During the three and nine-months ended September 30, 2024, the Company recognized a loss of $120,000 for the change in fair value of the 2024 Kips Bay conversion option derivative. During three and nine-months ended September 30, 2024, $0 of the derivative liability was converted and on September 19, 2024, the Company recorded an additional $1,120,000 associated with the derivative liability.

VALUATION METHODOLOGIES

Following is a description of the valuation methodologies used for the Company's financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Derivatives

The Company has several derivatives associated with its common stock including make-whole commitments and debt conversion options. The following tables presents changes in our derivative liabilities for the three and nine-months ended September 30, 2024 and 2023, at fair value:

	For the Three-Months Ended September 30, 2024
	As of June 30, 2024	(Additions) Deductions	Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of September 30, 2024
2023 Kips Bay convertible debt derivative	$(470,000)	$55,206	$404,794	$—	$(10,000)
Leviston convertible debt derivative	—	(130,000)	130,000	—	—
2024 Kips Bay convertible debt derivative	—	(1,120,000)	(120,000)	—	(1,240,000)
LINICO related derivative	(3,252,429)	3,243,853	8,576	—	—
Haywood derivative	(678,150)	—	927,000	180,000	428,850
Total derivative assets and liabilities measured at fair value	$(4,400,579)	$2,049,059	$1,350,370	$180,000	$(821,150)

	For the Nine-Months Ended September 30, 2024
	As of December 31, 2023	(Additions) Deductions	Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of September 30, 2024
2023 Kips Bay convertible debt derivative	$(1,360,000)	$(110,875)	$1,460,875	$—	$(10,000)
Leviston convertible debt derivative	—	(130,000)	130,000	—	—
2024 Kips Bay convertible debt derivative	—	(1,120,000)	(120,000)	—	(1,240,000)
LINICO related derivative	(2,383,162)	3,243,853	(860,691)	—	—
Haywood derivative	(875,000)	409,850	594,000	300,000	428,850
GenMat derivative	(781,966)	(694,970)	(687,428)	2,164,364	—
Total derivative assets and liabilities measured at fair value	$(5,400,128)	$1,597,858	$516,756	$2,464,364	$(821,150)

	For the Three-Months Ended September 30, 2023
	As of June 30, 2023	(Additions) Deductions	Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of September 30, 2023
Ionic convertible debt derivative	$(600,000)	$523,333	$76,667	$—	$—
LINICO related derivative	(3,278,162)	—	(1,120,000)	625,000	(3,773,162)
Haywood derivative	(605,000)	—	(480,000)	—	(1,085,000)
GenMat derivative	(3,303,172)	—	(845,843)	1,500,000	(2,649,015)
Total derivative liabilities measured at fair value	$(7,786,334)	$523,333	$(2,369,176)	$2,125,000	$(7,507,177)

	For the Nine-Months Ended September 30, 2023
	As of December 31, 2022	(Additions) Deductions	Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of September 30, 2023
Ionic convertible debt derivative	$(420,000)	$1,519,587	$(1,099,587)	$—	$—
LINICO related derivative	(6,053,162)	—	455,000	1,825,000	(3,773,162)
Haywood derivative	(1,480,000)	—	195,000	200,000	(1,085,000)
GenMat derivative	(6,592,638)	—	343,623	3,600,000	(2,649,015)
Total derivative liabilities measured at fair value	$(14,545,800)	$1,519,587	$(105,964)	$5,625,000	$(7,507,177)

At September 30, 2024, December 31, 2023 and September 30, 2023, the fair value of the LINICO, the Haywood Property, and GenMat derivatives was based on a trading price of the Company’s shares of $0.47, $0.55 and $0.41, respectively.

2023 Kips Bay Select LP Conversion Option

On December 27, 2023, the Company recorded a derivative liability on the consolidated balance sheets in connection with the 2023 Kips Bay Note. On that date, the $1,360,000 fair value of the derivative liability was determined based on bifurcation of the derivative conversion option from the 2023 Kips Bay Note. On January 27, 2024, the Company recorded an additional $836,000 associated with the additional borrowings under the 2023 Kips Bay Note (see Note 8, Debt Obligations). At December 31, 2023, the derivative was valued using a Monte Carlo valuation model with a conversion price equal to 90% of the average price capped at $1.00, discount rate of 35%, risk free rate of 4.54%, and volatility of 96.0%. For debt conversions occurring during 2024 and for the valuation at September 30, 2024, the derivative was valued using a Monte Carlo valuation model with a conversion price equal to 90% of the average price capped at $0.88, discount rate range of 35% to 35%, risk free rate range of 4.30% to 5.13%, and volatility range of 61.0% to 96%. During three and nine-months ended September 30, 2024, $55,206 and $725,125, respectively, of the derivative liability was decreased in connection with the conversion of the related debt into shares of common stock. The derivative liability was classified within Level 3 of the valuation hierarchy.

2024 Kips Bay Select LP Conversion Option

On September 19, 2024, the Company recorded a derivative liability on the condensed consolidated balance sheets in connection with the 2024 Kips Bay Note (see Note 8, Debt Obligations). On that date, the $1,120,000 fair value of the derivative liability was determined based on the bifurcation of the derivative conversion option from the 2024 Kips Bay Note. The derivative was valued using a Monte Carlo valuation model with a conversion price equal to 88% of the seven day minimum VWAP, discount rate of 35%, risk free rate of 3.75%, and volatility of 78.0%. At  September 30, 2024, the derivative was valued using a Monte Carlo valuation model with a conversion price equal to 88% of the seven day minimum VWAP, discount rate of 35%, risk free rate of 3.81%, and volatility of 81.0%. During three and nine-months ended September 30, 2024, $0 of the derivative liability was converted. The derivative liability was classified within Level 3 of the valuation hierarchy.

Leviston Resources LLC Conversion Option

On July 19, 2024, the Company recorded a derivative liability on the condensed consolidated balance sheets in connection with the Leviston Note (see Note 8, Debt Obligations). On that date, the $1,210,000 fair value of the derivative liability was determined based on the bifurcation of the derivative conversion option from the Leviston Note. For debt conversions occurring during third quarter of 2024, the derivative was valued using a Monte Carlo valuation model with a conversion price equal to the lower of (i) the closing day price times 150% or (ii) 80% of minimum historical 10 day VWAP, discount rate range of 35% to 35%, risk free rate range of 4.33% to 4.65%, and volatility range of 70.0% to 79.0%. During three and nine-months ended September 30, 2024, $1,080,000 of the derivative liability was decreased in connection with the conversion of the related debt into shares of common stock. At September 30, 2024, the Leviston Note was fully converted. The derivative liability was classified within Level 3 of the valuation hierarchy.

GenMat Derivative Instrument

On June 24, 2021, the Company recorded a derivative asset on the condensed consolidated balance sheets in connection with the GenMat Membership Interest Purchase Agreement. On that date, the $530,000 fair value of the derivative asset was determined based on the excess of the fair value of 3,000,000 shares of our common stock issued to and held by GenMat over the $10,000,000 contractual stock consideration required under the agreement. The value of the shares was based on the $3.51 closing price per share of our common stock on that date. At December 31, 2023, the fair value of Comstock’s shares held by GenMat of 2,513,451 shares was based on the closing price per share of our common stock of $0.55 with a fair value of the derivative liability of $781,966. On May 17, 2024, Comstock fulfilled our initial funding requirements of $15.0 million which satisfied the make-whole provision and first investment tranche and removed the requirement to account for the commitment as a derivative. The derivative liability was classified in Level 2 of the valuation hierarchy.

Haywood Derivative Instrument

On April 7, 2022, we recorded a derivative asset on the consolidated balance sheets in connection with the Haywood acquisition and lease from Haywood (see Note 7, Leases). On that date, the $245,000 fair value of the derivative asset was determined based on the excess of the fair value of 1,500,000 shares of our common stock issued to and held by Haywood and a deposit of $50,000 over the initial $2,100,000 contractual stock consideration required under the agreement. The agreement was amended in 2024 (see Note 7, Leases) increasing the commitment by $100,000 from $2.1 million to $2.2 million. During the nine-months ended  September 30, 2024 and the year-ended  December 31, 2023, the Company paid Haywood $300,000 and $200,000, respectively, which resulted in a decrease in contractual stock consideration. On April 11, 2024, the Company issued an additional 1,500,000 shares of our common stock issued to and held by Haywood with a fair value of $509,850 at the closing price of $0.34 (see Note 7, Leases). At September 30, 2024, the fair value of the 3.0 million shares was based on the closing price per share of our common stock of $0.47 and the fair value of the derivative asset was $428,850. The derivative liability is classified within Level 2 of the valuation hierarchy.

LINICO Derivative Instrument

On December 30, 2021, the Company entered into an agreement to acquire 3,129,081 LINICO common shares from its former chief executive officer and director in exchange for 3,500,000 shares of the Company's common stock. If and to the extent that the sale of the shares results in net proceeds greater than $7,258,162, then former chief executive officer was required to pay all of such excess proceeds to the Company. If and to the extent that the sale of the shares results in net proceeds less than $7,258,162, then the Company was required to pay the former chief executive officer equal to such shortfall. In 2024, the former chief executive officer sold 3,500,000 of the Company's shares for net proceeds of $1,064,309. Net proceeds from the sale of the Company's shares of $1,064,309 and make whole cash payments to date of $2,950,000 resulted in a short fall of $3,243,853 of the contract consideration of $7,258,162. The Company included a payable of $3,243,853 recorded in accrued expenses and other liabilities in our condensed consolidated balance sheet (see Note 6, Accrued Expenses and Other Liabilities). The derivative liability was classified within Level 2 of the valuation hierarchy.

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

Other Financial Instruments

At September 30, 2024, the carrying amount of cash and cash equivalents, notes receivable and debt carried at amortized costs, approximates fair value because of the short-term maturity of these financial instruments.

NOTE 12         NET INCOME (LOSS) PER COMMON SHARE

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributed to Comstock Inc.	$(14,968,015)	$12,364,975	$(30,502,979)	$1,227,550

Denominator:
Basic weighted average shares outstanding	187,868,997	109,093,289	149,430,981	101,853,484
Incremental shares	-	1,263,581	-	142,661
Diluted weighted average shares outstanding	187,868,997	110,356,870	149,430,981	101,996,145

Net income (loss) per common shares:
Basic EPS	$(0.08)	$0.11	$(0.20)	$0.01
Diluted EPS	$(0.08)	$0.11	$(0.20)	$0.01

Net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. For the three and nine-months ended September 30, 2024, all common stock equivalent shares, including warrants to purchase common stocks, stock options or awards and a conversion option on a convertible debt, are antidilutive. For the three and nine-months ended September 30, 2023, the calculation of incremental shares for diluted weighted average shares outstanding did not include the following items due to their anti-dilutive impact: 439,583 performance award shares, 527,500 market condition award shares, and 700,000 warrant shares. Additionally, the incremental share calculation for the nine-months ended September 30, 2023, did not include the anti-dilutive impact of 1,718,952 convertible debt shares.

For the three and nine-months ended September 30, 2023, the weighted average number of shares outstanding, for the purpose of calculating earnings per share, were reduced by treasury shares of 2,605,322, which is the number of treasury shares through our ownership in LINICO. On January 5, 2024, the Company elected to retire 2,605,322 treasury shares of the Company’s common stock from LINICO for cancellation upon receipt, resulting in no treasury shares reduction for calculating earnings per share in 2024.

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

Summarized financial information relating to our reportable segments is provided below. In 2023, our chief operating decision maker (“CODM”) reassessed the Company's performance and allocation of resources. Based on this reassessment, the Company's segments were determined to be Fuels, Metals, Mining, Strategic Investments and Corporate. Previously, our CODM assessed performance and allocation of resources to three business segments and reporting units including Renewable Energy, Mining and Strategic Investments. Certain amounts have been reclassified to conform to the current period presentation on a comparable basis. The Company plans, executes and monitors each reporting segment and has dedicated personnel responsible for each reportable segment. Our Fuels Segment represents our lignocellulosic biomass into biointermediates for refining into renewable fuels. Our Metals Segment represents our recycling of electrification products. Our Mining Segment includes our gold and silver mining assets and related real estate. Our Strategic Investments Segment includes our investments in GenMat, Green Li-ion and SSOF and our Corporate Segment includes all other assets and general corporate costs. Mining revenue is from leasing mineral claims and other real estate.

Three-Months Ended
September 30, 2024	Fuels	Metals	Mining	Strategic Investments	Corporate / Other	Total
Revenue	$—	$128,558	$423,025	$—	$4,800	$556,383

Depreciation and amortization	$229,030	$260,371	$45,199	$180	$27,676	$562,456

Impairment of intangible assets	$—	$8,655,176	$—	$7,560	$5,133	$8,667,869

Impairment of properties, plant and equipment	$—	$—	$—	$—	$324,047	$324,047

Loss from operations	$(695,290)	$(9,521,902)	$(271,630)	$(20,496)	$(3,105,411)	$(13,614,729)

Change in fair value of derivative instruments	$—	$—	$927,000	$(768,080)	$1,191,450	$1,350,370

Total other income (expense), net	$(105,863)	$—	$980,188	$(417,293)	$(1,836,886)	$(1,379,854)

Net income (loss)	$(801,153)	$(9,521,902)	$708,558	$(437,789)	$(4,942,297)	$(14,994,583)

Capital Expenditures	$—	$339,011	$—	$—	$—	$339,011

Total Assets as of September 30, 2024	$6,884,991	$7,115,747	$25,555,940	$57,562,436	$6,573,702	$103,692,816

Three-Months Ended
September 30, 2023	Fuels	Metals	Mining	Strategic Investments	Corporate / Other	Total
Revenue	$781	$—	$519,166	$—	$240,774	$760,721

Depreciation and amortization	$264,688	$310,986	$61,694	$(8,579)	$47,990	$676,779

Income (loss) from operations	$(3,373,038)	$(484,008)	$27,740	$(1,178,299)	$7,682,984	$2,675,379

Change in fair value of derivative instruments	$—	$—	$(870,000)	$(3,563,089)	$2,063,913	$(2,369,176)

Total other income (expense), net	$17,508	$—	$(814,885)	$10,984,025	$879,137	$11,065,785

Net income (loss)	$(3,355,530)	$(484,008)	$(787,145)	$9,805,726	$8,562,121	$13,741,164

Capital Expenditures	$—	$694,480	$—	$—	$5,000	$699,480

Total Assets as of December 31, 2023	$7,257,580	$11,797,921	$25,003,871	$57,082,301	$5,324,671	$106,466,344

Nine-Months Ended
September 30, 2024	Fuels	Metals	Mining	Strategic Investments	Corporate / Other	Total
Revenue	$—	$136,157	$1,266,601	$—	$14,400	$1,417,158

Depreciation and amortization	$692,352	$974,684	$135,472	$720	$71,923	$1,875,151

Impairment of intangible assets	$—	$8,655,176	$—	$7,560	$5,133	$8,667,869

Impairment of properties, plant and equipment	$—	$—	$—	$—	$324,047	$324,047

Income (loss) from operations	$(3,675,407)	$(10,996,950)	$(354,085)	$30,572	$(8,831,605)	$(23,827,475)

Change in fair value of derivative instruments	$—	$—	$594,000	$(2,042,013)	$1,964,769	$516,756

Total other income (expense), net	$(191,241)	$—	$768,885	$(2,747,120)	$(4,568,224)	$(6,737,700)

Net income (loss)	$(3,866,648)	$(10,996,950)	$414,800	$(2,716,548)	$(13,399,829)	$(30,565,175)

Capital Expenditures	$—	$804,949	$—	$—	$—	$804,949

Total Assets as of September 30, 2024	$6,884,991	$7,115,747	$25,555,940	$57,562,436	$6,573,702	$103,692,816

Nine-Months Ended
September 30, 2023	Fuels	Metals	Mining	Strategic Investments	Corporate / Other	Total
Revenue	$781	$—	$569,641	$—	$256,374	$826,796

Depreciation and amortization	$707,736	$901,136	$185,082	$61,202	$157,545	$2,012,701

Income (loss) from operations	$(5,593,190)	$(1,202,340)	$(1,328,673)	$(3,510,590)	$3,301,011	$(8,333,782)

Change in fair value of derivative instruments	$—	$—	$(195,000)	$(798,623)	$887,659	$(105,964)

Total other income (expense), net	$52,353	$—	$(67,412)	$12,873,727	$(1,970,053)	$10,888,615

Net income (loss)	$(5,540,837)	$(1,202,340)	$(1,396,085)	$9,363,137	$1,330,958	$2,554,833

Capital Expenditures	$68,582	$694,480	$736,595	$—	$15,896	$1,515,553

Total Assets as of December 31, 2023	$7,257,580	$11,797,921	$25,003,871	$57,082,301	$5,324,671	$106,466,344

NOTE 14         RELATED PARTY TRANSACTIONS

The following related party transactions occurred during the nine-months ended September 30, 2024 and 2023.

TRANSACTIONS INVOLVING SIERRA SPRINGS OPPORTUNITY FUND

On December 29, 2023, the Company and SSOF agreed to convert total advances into 3,880,556 shares of SSOF common stock (see Note 2, Investments). At September 30, 2024, the Company’s total investment in SSOF was $19,575,000, representing 10,875,000 common shares of SSOF, or 17.38% of the total SSOF outstanding common shares on a fully diluted, if converted basis.

The Company's executive chairman and chief executive officer co-founded SSOF and SSE and serves as the chief executive officer of SSOF and as an executive of SSE along with a diverse team of qualified financial, capital markets, real estate and operational professionals that together govern, lead, and manage SSOF and SSE. The $525,000 investment and 8,667,666 voting shares of our chief executive officer and two of our directors represent 13.85% of total as converted SSOF common shares. The Company's chief executive officer has not received compensation from either SSOF or SSE.

SSOF is a qualified opportunity zone fund, which owns 100% of SSE, a qualified opportunity zone business. SSE and its subsidiaries own or control approximately 2,500 acres of land, a manufacturing facility, significant senior, junior and effluent water rights, sewer rights and also owns and operates the Silver Springs Regional Airport LLC. The substantial majority of these properties are contiguous and strategically located within immediate proximity of Highway 50, State Route 492, the Northern Nevada Industrial Center and the Tahoe Reno Industrial Center where high tech companies like Tesla, Switch, Google, Microsoft, Tract and Redwood Materials, amongst many others that are currently located, expanding or locating in this industrializing region.

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

On December 28, 2023, the Company entered into the 2023 FPC Asset Purchase Agreement Amendment to reduce the purchase price payable from the remaining purchase price of $17,650,000 to $16,850,000. On December 28, 2023, the Company paid $200,000 on this payable which was accounted for as an acquisition of intellectual property. The remaining balance of $16,650,000 will be paid to FPC from future cash flows. The Company’s chief technology officer and a member of the Company's board of directors, is also the owner of 100% of the outstanding common stock of FPC and as such was the indirect beneficiary of all payments made to FPC pursuant to the FPC Asset Purchase Agreement. On September 20, 2024, the Company paid an additional $100,000 to FPC from future cash flows with a remaining balance of $16,550,000.

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

PURCHASE OF METAL RECYCLING FURNACE

On December 15, 2023, the Company and Dr. Fortunato Villamagna, president of Comstock Metals, signed an agreement in which Dr. Villamagna agreed to contribute a metal recycling furnace to the Company. The Company agreed to make payments for the metal recycling furnace totaling $375,000 from an amount not exceeding 20% of excess cash flow generated by Comstock Metals, defined as excess cash available after the satisfaction of all planned growth capital for Comstock Metals and the repayment of intercompany loans. At September 30, 2024 and December 31, 2023, the metal recycling furnace is included in Properties, plant and equipment, net and the corresponding liability is included in other liabilities (long-term) on the condensed consolidated balance sheet.

OTHER

Sierra Clean Processing LLC, a wholly owned subsidiary of SSOF, owns the building at 600 Lake Avenue, Silver Springs, Nevada which the Company entered into the Building Lease on August 15, 2023 and a Real Estate and Building Lease on July 1, 2024 (see Note 7, Leases). The Company's chief executive officer is an executive and director of Sierra Clean Processing LLC.

On May 17, 2024, the chief executive officer purchased 1,250,000 restricted shares of the Company's common stock at a price of $0.40 per share, or $500,000 in net proceeds. Separately, the chief executive officer entered into a personal promissory note with Alvin Fund LLC (“Alvin”), who is separately a creditor and shareholder of the Company. The promissory note has a principal of $1,100,000 and accrues interest at 6% per annum for one year and 8% per annum thereafter and matures three years from the date of issuance. The obligations under the chief executive officer's personal promissory note are secured by a security interest in SSOF shares owned by the chief executive officer. The chief executive officer assigned 500,000 shares of SSOF owned by him to the Alvin as partial consideration for the extension of credit. The Company is not a party to the chief executive officer's arrangements with the Alvin.

NOTE 15         SUBSEQUENT EVENTS

On October 1, 2024, pursuant to the 2023 Kips Bay Note, the Company issued 547,605 shares to Kips Bay at a conversion price of $149,004 at an average conversion price of $0.27. The Company plans to pay the remaining principal balance of $361,419 with cash in the fourth quarter of 2024.

In October 2024, pursuant to the 2024 Kips Bay Note, the Company issued 1,392,219 shares to Kips Bay at a conversion price of $536,840 at an average conversion price of $0.39.

On October 1, 2024, the Company executed an Exclusive License Agreement (“ELA”) and a Cooperative Research and Development Agreement (“CRADA”) with Alliance for Sustainable Energy LLC (“Alliance”), the managing and operating contractor of the U.S. Department of Energy’s (“DOE”) National Renewable Energy Laboratory (“NREL”), involving technologies developed by NREL and the Massachusetts Institute of Technology (“MIT”) for conversion of lignocellulosic biomass into aromatic sustainable aviation fuel (“SAF”). NREL and MIT are separately party to an Inter-Institutional Agreement that appointed NREL the exclusive right to license NREL’s and MIT’s joint intellectual properties. The ELA provides the Company with the exclusive worldwide right to use the NREL technologies in the processing and conversion of seed plants to renewable fuels and renewable fuel feedstocks, subject to limited geographic restrictions, in exchange for royalty and other fees linked to sales of licensed products and sublicensing. The terms of the CRADA involve a three-year scope of work to jointly develop an integrated process based on the Company's existing process and the NREL technologies for the solvocatalytic refining of woody biomass into aromatic SAF and other renewable fuels. The Company will fund the research and contribute staff, equipment, and use of its pilot facility in Wisconsin and the joint work will be supported by NREL, MIT, and Washington State University.

On October 1, 2024, the Company entered into a binding letter agreement (the “Letter Agreement” with Deep Interstellar Research LLC (“DIR”) and Quantum Generative Materials LLC (“GenMat”) to (i) separate GenMat’s materials development activities (“Materials Science Business”) and space development activities (“Space Business”); (ii) assign all assets, operations, and liabilities relating to the Materials Business to GenMat; (iii) assign all assets, operations, and liabilities relating to the Space Business to GenMat Development LLC; (iv) exchange 100% of GenMat’s equity in GenMat Development LLC for 100% of DIR’s equity in GenMat; and (v) devise and implement a mutually agreeable transition plan to assist GenMat in developing independent operations for the Material Science Business without the need for support from assets, personnel, and vendors that are utilized by the Space Business. In connection with the foregoing transactions, GenMat will additionally pay $1,000,000 to the founder of GenMat in exchange for assignment of all rights to related intellectual properties, plus a contingent earn-out payment equal to 3% of either (a) the consideration paid in connection with the liquidation of substantially all of the equity of GenMat in excess of $100,000,000, or (b) the funds raised by GenMat upon completion of an initial public offering of GenMat at a valuation in excess of $100,000,000. Upon completion of the transactions described above, GenMat will become a 100% owned subsidiary of the Company.

On October 7, 2024, pursuant to the 2024 Kips Bay Note, the Company issued Kips Bay 406,352 registered shares of the Company's common stock representing 3% of the principal amount of the 2024 Kips Bay Note, based on a price per share equal to the 20-day VWAP for the period beginning on the 10th trading day prior to the closing of the 2024 Kips Bay Note and ending on the 10th trading day after the closing of the 2024 Kips Bay Note (the “VWAP Period”), for no additional consideration. On October 9, 2024, pursuant to the 2024 Kips Bay Note, the Company issued Kips Bay 270,901 restricted shares of the Company's common stock representing 2% of the principal amount of the 2024 Kips Bay Note, based on a price per share equal to the 20-day VWAP for the VWAP period, for no additional consideration.

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

OVERVIEW

Comstock innovates and commercializes technologies that enable systemic decarbonization, primarily by enabling the extraction and conversion of under-utilized natural resources into renewable energy and related products that integrate into existing global supply chains, facilitate the clean energy transition that reduce reliance on fossil fuels and contribute to net zero mobility.

Our goal is to Accelerate the Commercialization of Hard Technologies for the Energy Transition primarily in renewable fuels, electrification metals, and artificial intelligence enabled mineral and materials development. Our strategic plan is based on accelerating the rate that our system innovates, enables and commercializes material science solutions that use our technologies to reduce reliance on long cycle fossil fuels, shift to short cycle fuels, and lead and support the adoption and growth of a profitable, balanced short cycle ecosystem that continuously offsets, recycles, and/or neutralizes carbon emissions. We are pushing the boundaries in technology development and sustainability by leveraging our systems unique design, our teams’ unique skills, our diverse technology portfolio, and our frontier research networks toward achieving breakthrough innovations that deliver meaningful positive impact across communities.

Our approach integrates frontier scientific discovery with our systemic management practices into One System aligned and capable to meet the demand for commercial-ready energy transition solutions. Our operations primarily involve the innovation, development, and commercialization of our intellectual properties and related assets, with integrated teams focused on each core function in dedicated lines of business organized to address high impact decarbonization targets. We innovate and develop technologies to achieve significant growth on industry-wide scales by creating financial and other incentives for rapid integration into and across entire industries. Our commercialization plans are designed to facilitate that result, such as by selling process solutions, engineering services and technology licenses that enable clients to use their capital, infrastructure, and other resources to maximize the rate and scale of commercial adoption.

We are currently commercializing pioneering intellectual properties for refining lignocellulosic (woody) biomass into renewable replacements for fossil crude at remarkably high yields, recycling increasingly scarce electrification metals from end-of-life photovoltaics and other electronic devices, and advanced physics based artificial intelligence for precision mining and materials discovery. We make, own and manage investments in related assets to support our businesses, including multiple, existing minority equity positions and partnerships in strategic technology developers, a renewable fuels demonstration facility in Wisconsin, a metals recycling demonstration facility in Nevada, and direct investments in northern Nevada real estate comprised of industrial and commercial properties, strategic water rights and about twelve square miles of mining claims and related surface parcels with measured and indicated mineral resources containing 605,000 ounces of gold and 5,880,000 ounces of silver, and inferred mineral resources containing an additional 297,000 ounces of gold and 2,572,000 ounces of silver.

Our partnerships include licensing and development agreements with, for example, RenFuel and the Alliance for Sustainable Energy LLC (“Alliance”), the managing and operating contractor of the U.S. Department of Energy’s (“DOE”) and the National Renewable Energy Laboratory (“NREL”), involving technologies developed by NREL and the Massachusetts Institute of Technology (“MIT”) (and collectively, the NREL Technologies).

RenFuel’s license is for the expansive use of their technologies and for the continued development and commercialization of advanced applications of RenFuel’s and Comstock’s complimentary technologies and with an unaffiliated research and development company for purposes of conducting certain research and development work for increasing fuel yields, reducing carbon impact and lowering costs.

NREL’s license represents an exclusive worldwide right to use the NREL Technologies in the processing and conversion of woody biomass to renewable fuels, subject to limited geographic restrictions, in exchange for royalty and other fees linked to related sales.

The Company recently executed an indicative term sheet for $325 million (about $315 million net of transaction fees) in funding through SBC Commerce LLC (“SBCC”), a U.S. based, globally positioned, private equity group. The transaction is subject to final due diligence and applicable regulatory approvals, including $200 million into Comstock Fuels Corporation; $22 million into Comstock Metals; $50 million into Comstock Mining; and $50 million for the sales of the Company's real estate and water rights in Silver Springs, NV. This term sheet represents a combination of direct equity and/or debt financing and certain asset sales that secures timely and essential growth capital to advance, elevate and accelerate the commercialization of the Company’s fuels, metals and mining businesses.

The transaction package includes $275 million (about $267 million net of transaction fees) of direct investments into Comstock’s three main operating subsidiaries, including a $3 million direct equity investment into common shares of Comstock itself, as well as an agreement to sell the membership interests in the entities that own Comstock’s directly owned Nevada real estate and water rights for gross proceeds of $50 million ($47 million, net of transaction expenses).

Lines of Business

Fuels Segment

Our Fuels Segment develops and commercializes technologies that extract and convert wasted and unused lignocellulosic biomass into intermediates for refining into advanced renewable fuels. Most renewable fuels draw from the same pool of conventional fats, oils and greases (“FOG”) feedstocks, but the total existing FOG supply can only meet a small fraction of the global mobility demand. Our technologies unblock that constraint by converting abundant, lignocellulosic biomass into biointermediates for refining into high-yielding renewable fuels.

On October 1, 2024, the Company executed an Exclusive License Agreement (“ELA”) and a Cooperative Research and Development Agreement (“CRADA”) with Alliance for Sustainable Energy LLC (“Alliance”), the managing and operating contractor of the U.S. Department of Energy’s (“DOE”) National Renewable Energy Laboratory (“NREL”), involving technologies developed by NREL and the Massachusetts Institute of Technology (“MIT”) for conversion of lignocellulosic biomass into aromatic sustainable aviation fuel (“SAF”). The ELA provides the Company with the exclusive worldwide right to use the NREL technologies in the processing and conversion of seed plants to renewable fuels and renewable fuel feedstocks, subject to limited geographic restrictions, in exchange for royalty and other fees linked to sales of licensed products and sublicensing. The terms of the CRADA involve a three-year scope of work to jointly develop an integrated process based on the Company's existing process and the NREL technologies for the solvocatalytic refining of woody biomass into aromatic SAF and other renewable fuels. The Company will fund the research and contribute staff, equipment, and use of its pilot facility in Wisconsin and the joint work will be supported by NREL, MIT, and Washington State University.

While innovation and development are ongoing and we expect additional advancements, our existing commercially available technologies have proven the potential to produce up to 125 gallons per dry tonne of woody biomass as measured on a Gasoline Gallon Equivalent Basis (“GGE”) basis, with Carbon Intensity (“CI”) scores of 15 or less for Cellulosic Ethanol and our proprietary hydro-deoxygenated Bioleum oil (“HBO”). HBO is used by biofuel refineries to blend with and extend conventional hydroprocessed FOG feedstocks to enhance production of renewable fuels. Complimentary technologies have been secured that can add up to 15 more GGEs.

On September 18, 2024, Comstock Fuels executed a term sheet with SACL Pte. Ltd. (“SACL”), a Singapore-based project development and management company that intends to develop renewable energy projects in Australia and New Zealand (the “Territory”). The term sheet is non-binding, but binding in respect of the essential economic terms until such time as the parties execute definitive agreements.

Comstock Fuels will grant SACL an exclusive marketing agreement for Comstock Fuels’ advanced lignocellulosic biomass refining processes in Australia and New Zealand, and a master non-exclusive license to certain intellectual property for the sole purpose of developing, financing, constructing, and the ongoing management of these renewable production facilities (each, a “Licensed Facility”).

Comstock Fuels and the owner of each Licensed Facility (“Producer”) will execute a separate non-exclusive, site-specific license agreement (“Site License Agreement”) for the development, financing, construction, and management of the corresponding Licensed Facility, and the direct use of the certain intellectual property of Comstock Fuels to produce and sell renewable fuels and related products.

Comstock Fuels will contribute the site-specific license to develop, finance, build, and manage the corresponding Licensed Facility in exchange for 20% of Producer’s fully diluted equity on a post-money basis after completion of construction financing for the corresponding Licensed Facility or scope expansion.

Comstock Fuels will provide each Producer with engineering support services in exchange for 3% of each applicable Producer’s total capital and construction costs, increasing to 6% at and above a capacity of 250,000 metric tons per year (“MTPY”), including an initial upfront payment of $2,500,000 payable upon execution of each applicable Site License Agreement.

Each applicable Producer will also agree to pay to Comstock Fuels an ongoing royalty fee equal to 3% of the total sales of licensed products by each Licensed Facility (“Royalty Fees”), increasing to 6% at and above a capacity of 250,000 MTPY. Royalty Fees shall be paid monthly.

We are also evaluating our own first demonstration scale commercial facility and several, related joint development solutions and systems based on our technologies, as well as feedstock and offtake agreements, licenses, engineering services, and direct investments of up to $200 million into Comstock Fuels Corporation, for deploying that first demonstration scale commercial facility, primarily from clean energy facilitating, technologically sophisticated and well capitalized partners.

Closing on $200 million of direct equity and/or debt financing into Comstock Fuels for the development and deployment of our first demonstration scale commercial facility, plus the execution of additional commercial agreements, including joint development agreements, offtake agreements, feedstock agreements, and additional licensing agreements represents our 2024 and ongoing objectives.

Metals Segment

Our Metals Segment recently secured its first industry-scale facility lease, the related county permit for storage, and increasingly significant supplier commitments and all of the necessary permits for operating its previously commissioned demonstration scale commercial photovoltaic recycling facility and commenced receiving revenue in the form of tipping fees during the 2024 second quarter, and revenue from recycled metal and residual material sales from processed end-of-life PV materials during the 2024 third quarter.

During the nine months of 2024, we expanded our metals recycling team, commissioned our first production site, secured all permitting for our first demonstration scale commercial facility, secured long term supply agreements from our first customers, commenced production commissioning activities and recorded revenue from both tipping fees and recycled metal sales, while we continued expanding existing revenue generating supply commitments that included additional decommissioning services for certain customers. We have also completed the site selection and secured our first “industry-scale” production facility and commenced the design and the permitting thereto, having already received our first county-level permit for industry-scale storage and processing.

Closing on $22 million of direct equity and/or debt financing into Comstock Metals, submitting all prerequisite permits, finalizing the industry-scale engineering, ordering all of the industry-scale equipment for our first industry-scale facility, and accelerating site selection for our second and third facilities, are the key 2024 Metals objectives.

Mining Segment

Our Mining Segment generated income in the form of leases, licenses, and related fees during the first nine months of 2024, and is administered by our wholly owned subsidiaries, Comstock Mining LLC, Comstock Processing and various other local subsidiaries that collectively own or control twelve square miles of properties of patented mining claims, unpatented mining claims and surface parcels in northern Nevada, including six and a half miles of continuous mineralized strike length (the “Comstock Mineral Estate”).

Closing on $50 million of direct equity and/or debt financing into the Mining segment for the full development of the Dayton mine, closing on the sale of the equity interest of the entity that holds certain claims in Storey County, other than the Lucerne resource and processing assets, advancing the preliminary economic assessment for the Dayton resource and progressing toward full economic feasibility for the southern part of the district and the development of preliminary Dayton mine and reclamation plans are key 2024 objectives.

Strategic Investments Segment

We own and manage several investments and projects that are strategic to our plans and ability to produce and maximize throughput in our Fuels, Metals and Mining Segments, that are held for the purpose of complimenting or enhancing our mission of enabling systemic decarbonization and creating value but that are not a component of such other segments or otherwise have distinct operating activities. Our Strategic Investments Segment includes minority equity and equity-linked investments in GenMat (physics-based artificial intelligence), Green Li-ion Pte Limited (lithium-ion battery component recycler and remanufacturing), RenFuel (advanced biofuel development and production) and Sierra Springs Opportunity Fund (northern Nevada real estate) and other equity investments.

Investment in GenMat – Our investments in GenMat represent an integral component of our innovation strategy. GenMat has developed and launched a material science based AI that we believe can simulate critical properties of known materials with high accuracy. GenMat also plans on using its AI to simulate new material characteristics for new and existing applications. We believe these material science based AI models can be employed today, on GenMat’s existing high-performance computing platform, for immediately productive uses.

During 2023, GenMat developed its proprietary Hyperspectral Remote Sensing Imaging (“HRSI”) satellite, the GENMAT-1, and deployed it into Low Earth Orbit (LEO). Hyperspectral imaging collects and processes information from across the electromagnetic spectrum using contiguous bands and is useful for mineral exploration, oil and gas exploration, agriculture, and forest management. GenMat has also developed and operationalized the GenMat MCS, its proprietary mission control software. The purpose of the GENMAT-1 and MCS is for researching and developing mineral exploration capabilities using their proprietary physics-based artificial intelligence (AI) known as ZENO.

On October 1, 2024, the Company entered into a binding letter agreement (the “Letter Agreement” with Deep Interstellar Research LLC (“DIR”) and GenMat to (i) separate GenMat’s materials development activities (“Materials Science Business”) and space development activities (“Space Business”); (ii) assign all assets, operations, and liabilities relating to the Materials Business to GenMat; (iii) assign all assets, operations, and liabilities relating to the Space Business to GenMat Development LLC; (iv) exchange 100% of GenMat’s equity in GenMat Development LLC for 100% of DIR’s equity in GenMat; and (v) devise and implement a mutually agreeable transition plan to assist GenMat in developing independent operations for the Material Science Business without the need for support from assets, personnel, and vendors that are utilized by the Space Business. In connection with the foregoing transactions, GenMat will additionally pay $1,000,000 to the founder of GenMat in exchange for assignment of all rights to related intellectual properties, plus a contingent earn-out payment equal to 3% upon the cash realization from GenMat of a valuation in excess of $100,000,000.

Upon completion of the transactions described above, GenMat will become a 100% owned subsidiary of the Company.

Investment in Green Li-ion – Our wholly owned LINICO subsidiary has owned 37,162 preferred shares of Green Li-ion since 2021. On September 12, 2023, LINICO received gross proceeds of $795,510 from the sale of 1,500 Green Li-ion preferred shares (representing approximately 4% of the 37,162 of the shares then owned by LINICO). In 2023, the Company adjusted our investment's carrying value to fair value by increasing that value by $14,577,627 for the remaining 35,662 Green Li-ion preferred shares representing 13.34% of Green Li-ion. The Company intends to sell its remaining shares during 2025.

Investment in SSOF – During 2019, the Company invested $335,000 for 6,700,000 shares. From 2020 through November of 2023, the Company advanced $6,985,000 to SSOF and its subsidiary, for the purpose of purchasing land, payments for deposits on land and payments for an option on land and water rights purchases. On December 29, 2023, the Company and SSOF agreed to convert the full amount of the outstanding advances for an additional 3,880,556 common shares of SSOF stock (at a dollar value of $1.80 per share) that also resulted in an unrealized gain recognized of $11,725,000 on the original 6,700,000 shares. For the nine months ended 2024, the Company invested an additional $530,000 in SSOF at $1.80 per share increasing our equity ownership to 17.38%.

SSOF is a qualified opportunity zone fund, that owns 100% of SSE, a qualified opportunity zone business. SSE and its subsidiaries own or controls approximately 2,500 acres of land, a manufacturing facility, significant senior, junior and effluent water rights, sewer rights and also owns and operates the Silver Springs Regional Airport LLC. The substantial majority of these properties are contiguous and strategically located within immediate proximity of Highway 50, State Route 492, the Northern Nevada Industrial Center and the Tahoe Reno Industrial Center where high tech companies like Tesla, Switch, Google, Microsoft, Tract and Redwood Materials, and over one hundred other companies are currently located, expanding or locating in this industrializing region.

Other Investment – On March 1, 2024, the Company entered into Securities Purchase Agreement (the “Developer Securities Purchase Agreement”) with an unaffiliated research and development company (“Developer”) under which the Company agreed to purchase 4,000,000 shares of common stock of the Developer, corresponding to 40% of Developer's fully-diluted issued and outstanding capital stock, for $1,500,000. Concurrently and in connection with the entity into the Developer Securities Purchase Agreement, the Company and Developer entered into Development Services Agreement (“DSA”) for purposes of conducting certain research and development work. The purchase price payable by the Company pursuant to the Developer Securities Purchase Agreement is scheduled to be paid on the following schedule:

Phase 1

•	$100,000 on March 1, 2024;
•	$20,000 per month from March 1, 2024 to completion of the first project under the DSA; and
•	$205,000 on completion of the first project under the DSA.

After completion of Phase 1

•	$30,000 per month until fully paid; and
•	$205,000 on completion of the first six projects under the DSA.

Since the payments are not interest bearing, the Company calculated the implied interest of $214,039 on the future cash payments using an interest rate of 9.76% which was recorded as a discount on initial investment of $1.5 million and will be recognized over the payment term. The Company recorded a corresponding payable for future cash payments to account for the 40% ownership interest in the Developer. At September 30, 2024, the future remaining payments, net implied interest, totaled $1,122,424 (see Note 6, Accrued Expenses and Other Liabilities).  For the three and nine-months ended September 30, 2024, the Company recorded $25,964 and $74,364, respectively, in equity loss from affiliates for our investment in the Developer. During the three and nine-months ended September 30, 2024, Comstock paid $60,000 and $240,000, respectively, to the Developer in accordance with the funding commitments under the Developer Securities Purchase Agreement.

Other

Investments in Properties – The Company directly owns three types of properties in Silver Springs, NV, including 98 acres of industrial land, 160 acres of commercial land, both centrally located in Silver Springs, just south of the Silver Springs Regional Airport and a portfolio of water rights. The Company has begun marketing these assets for sale as both industrial and commercial development as interest in Silver Springs, NV continuously increased during 2024, and accordingly classified these assets as held for sale in the condensed consolidated balance sheet.

COMPARATIVE FINANCIAL INFORMATION

Three-Months Ended September 30, 2024 Compared to Three-Months Ended September 30, 2023

Net loss for the three-months ended September 30, 2024 increased by $28,735,747 to $14,994,583 from net income of $13,741,164 for the comparable 2023 period. The increase in net loss primarily resulted due to gain on investments in 2023 of $14,074,875 with no similar investment sales in 2024, higher impairment of intangible assets and properties plant and equipment of $8,667,869 and $324,047, respectively, lower gain on sale of Facility in 2023 of $7,126,377 with no similar gain in 2024, change in loss on conversion of debt of $2,508,206, higher interest expense of $376,181, loss on debt extinguishment of $222,634, and lower revenues of $204,338. The increase is partially offset by change in estimated fair value of the derivative assets of $3,719,546 with a $1,350,370 gain recorded in 2024 as compared to a $2,369,176 loss in 2023, lower other income (expense) by $1,008,763, and lower depreciation and amortization expense of $114,323.

Below we set forth a summary of comparative financial information for the three-months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023	Change
Revenue	$556,383	$760,721	$(204,338)

Operating Expenses:
Selling, general and administrative expenses	3,176,373	3,140,080	36,293
Research and development	1,440,367	1,394,860	45,507
Depreciation and amortization	562,456	676,779	(114,323)
Impairment of intangible assets	8,667,869	—	8,667,869
Impairment of properties, plant and equipment	324,047	—	324,047
Gain on sale of Facility	—	(7,126,377)	7,126,377
Total operating expenses	14,171,112	(1,914,658)	16,085,770

Income (loss) from operations	(13,614,729)	2,675,379	(16,290,108)

Other Income (Expense)
Gain on investments	—	14,074,875	(14,074,875)
Interest expense	(696,996)	(320,815)	(376,181)
Interest income	81,015	73,067	7,948
Change in fair value of derivative instruments	1,350,370	(2,369,176)	3,719,546
Gain (loss) on conversion of debt	(2,218,694)	289,512	(2,508,206)
Loss on debt extinguishment	(222,634)	—	(222,634)
Other income (expense)	327,085	(681,678)	1,008,763
Total other income (expense), net	(1,379,854)	11,065,785	(12,445,639)

Net income (loss)	$(14,994,583)	$13,741,164	$(28,735,747)

Net income (loss) attributable to noncontrolling interest	$(26,568)	$1,376,189	$(1,402,757)

Net income (loss) attributable to Comstock Inc.	$(14,968,015)	$12,364,975	$(27,332,990)

RESULTS OF OPERATIONS

Three-Months Ended September 30, 2024 Compared to Three-Months Ended September 30, 2023

Revenues for the three-months ended September 30, 2024 decreased by $204,338 to $556,383 from $760,721 for the comparable 2023 period, primarily due to lower revenues from the ABTC lease of $237,473 and lower revenues from the Mackay mineral lease of $100,000, partially offset by revenues from Comstock Metals of $128,558.

Revenue and costs of sales in future periods will vary significantly depending on a number of factors, including the amount of solar panels that we recycle and the amount of renewable energy technology solutions that we license and sell, lease revenues on our properties, the market prices for those services, the extent to which we secure and collect reasonable royalties, the degree to which we can provide event-driven engineering services, and the costs associated with each component of the aforementioned revenues.

Selling, general and administrative expense for the three-months ended September 30, 2024 increased by $36,293 to $3,176,373 from $3,140,080 in the comparable 2023 period, primarily as a result of higher consulting expense of $259,878, higher share-based compensation of $214,778, and higher rent expense of $181,931; partially offset by lower employee costs of $325,478 attributed to lower incentive compensation and lower bad debt expense of $240,000 attributed to the 2023 impairment of a Fenix deposit.

Research and development expenses for the three-months ended September 30, 2024 increased by $45,507 to $1,440,367 from $1,394,860 in the comparable 2023 period. The increase is primarily related to higher costs for processing crushing and separating electrification products of $309,427; offset partially by lower employee costs of $215,965 for salaries and incentive compensation.

Depreciation and amortization for the three-months ended September 30, 2024 decreased by $114,323 to $562,456 from $676,779 in the comparable 2023 period. The decrease is primarily related to lower amortization for impaired intangible assets in 2024.

Impairment of intangible assets and properties, plant and equipment assets for the three-months ended September 30, 2024 of $8,667,869 and $324,047, respectively, was attributed to the impairment of intangible assets and equipment in 2024 (see Note 4, Properties, Plant and Equipment, Net and Mineral Rights and Note 5, Intangible Assets).

In 2023, we recognized a gain on the sale of the Facility of $7,126,377, with no comparable amount in 2024.

Gain on investments for the three-months ended September 30, 2024 decreased by $14,074,875 to $0 from $14,074,875 in the comparable 2023 period. The decrease is primarily related to the 2023 realized gain of $597,248 on the sale of 1,500 shares of our Green Li-ion investment and the adjusted fair value unrealized gain of $14,577,627 recorded on the remaining 35,662 Green Li-ion preferred shares at $530.34 per share; offset by $1,100,000 in loss on the ABTC investment as we sold 9,076,923 ABTC shares for the three-months ended September 30, 2023, with no comparable amount in 2024.

Interest expense for the three-months ended September 30, 2024 increased by $376,181 to $696,996 from $320,815 in the comparable 2023 period, primarily due to higher interest and higher amortization of the original issue discount (“OID”) on the 2023 Kips Bay Note and 2023 Alvin Fund Note originating in the fourth quarter of 2023 and the 2024 Leviston Note and 2024 Kips Bay Note originating in the third quarter of 2024.

Interest income for the three-months ended September 30, 2024 increased by $7,948 to $81,015 from $73,067 in the comparable 2023 period, primarily due to higher interest income related to our cash sweep account.

Change in the fair value of our derivative instruments for the three-months ended September 30, 2024 increased by $3,719,546 to a gain of $1,350,370 from a loss of $2,369,176 in the comparable 2023 period, as a result of an increase in the Company's share price in connection with potential make-whole obligations for minimum value commitments on the Company's common shares. The 2024 gain was attributed to gain of $8,575 for the LINICO investment, gain of $927,000 for the Haywood investment, gain of $404,794 on the derivative liability for 2023 Kips Bay Note and gain of $130,000 for the 2024 Leviston Note; partially offset by a loss of $120,000 for the 2024 Kips Bay Note. The loss from the three-months ended September 30, 2023 was attributed to $1,120,000 for the LINICO investment, $845,843 for the GenMat investment and $480,000 for the Haywood investment, partially offset by a gain of $76,667 on the derivative liability for Ionic Note.

Loss of $2,218,694 on the conversion of debt to equity for the three-months ended September 30, 2024 is attributed to the 2023 Kips Bay Note and 2024 Leviston Note debt conversions associated with 7,891,480 and 24,680,175, respectively, of the Company's common shares issued for the conversion of the debt during the three-months ended September 30, 2024. Gain of $289,512 on the conversion of debt to equity for the three-months ended September 30, 2023 was attributed to the Ionic Note debt conversions associated with 2,818,714 of the Company's common shares used for the conversion during the three-months ended September 30, 2023.

Loss on debt extinguishment of $222,634 resulted from the Company using cash to redeem $500,000 of principal on the 2023 Kips Bay Note at a 10% redemption premium totaling $50,000 and loss on debt extinguishment of $172,634.

Other income (expense), net for the three-months ended September 30, 2024 were $327,085, primarily consisting of unrealized gain on fair value change of GenMat advances of $776,656, partially offset by losses from our equity method investments of $449,883 substantially all of which were from GenMat.

Other income (expense), net for the three-months ended September 30, 2023 were $681,678, primarily consisting of losses from our equity method investments of $531,535 substantially all of which were from GenMat.

COMPARATIVE FINANCIAL INFORMATION

Nine-Months Ended September 30, 2024 Compared to Nine-Months Ended September 30, 2023

Net loss for the nine-months ended September 30, 2024 increased by $33,120,008 to $30,565,175 from net income of $2,554,833 for the comparable 2023 period. The increase in net loss primarily resulted due to gain on investments in 2023 of $13,309,875 with no investment sales in 2024, higher impairment of intangible assets and properties plant and equipment of $8,667,869 and $324,047, respectively, lower gain on sale of Facility in 2023 of $7,304,570 with no similar gain in 2024, change in loss on conversion of debt of $3,742,616, higher interest expense of $985,944, loss on debt extinguishment of $744,256, and higher research development expenses of $454,304. The increased loss is partially offset by a change in estimated fair value of the derivative assets of $622,720 with a $516,756 gain recorded in 2024 as compared to a loss of $105,964 in 2023, higher revenues of $590,362, lower selling, general and administration expenses of $529,185, lower other income (expense) of $493,011, and lower depreciation and amortization expense of $137,550.

Below we set forth a summary of comparative financial information for the nine-months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023	Change
Revenue	$1,417,158	$826,796	$590,362

Operating Expenses:
Selling, general and administrative expenses	9,496,719	10,025,904	(529,185)
Research and development	4,880,847	4,426,543	454,304
Depreciation and amortization	1,875,151	2,012,701	(137,550)
Impairment of intangible assets	8,667,869	—	8,667,869
Impairment of properties, plant and equipment	324,047	—	324,047
Gain on sale of Facility	—	(7,304,570)	7,304,570
Total operating expenses	25,244,633	9,160,578	16,084,055

Income (loss) from operations	(23,827,475)	(8,333,782)	(15,493,693)

Other Income (Expense)
Gain on investments	—	13,309,875	(13,309,875)
Interest expense	(2,298,098)	(1,312,154)	(985,944)
Interest income	220,587	179,942	40,645
Change in fair value of derivative instruments	516,756	(105,964)	622,720
Gain (loss) on conversion of debt	(3,690,760)	51,856	(3,742,616)
Loss on debt extinguishment	(744,256)	—	(744,256)
Other income (expense)	(741,929)	(1,234,940)	493,011
Total other income (expense), net	(6,737,700)	10,888,615	(17,626,315)

Net income (loss)	$(30,565,175)	$2,554,833	$(33,120,008)

Net income (loss) attributable to noncontrolling interest	$(62,196)	$1,327,283	$(1,389,479)

Net income (loss) attributable to Comstock Inc.	$(30,502,979)	$1,227,550	$(31,730,529)

RESULTS OF OPERATIONS

Nine-Months Ended September 30, 2024 Compared to Nine-Months Ended September 30, 2023

Revenues for the nine-months ended September 30, 2024, increased $590,362 to $1,417,158 from $826,796 for the comparable 2023 period, primarily due to higher revenues from the Mackay mineral lease of $681,251 and revenues from Comstock Metals of $136,157 partially offset by lower revenues from the ABTC lease of $237,473 in 2023.

Revenue and costs of sales in future periods will vary significantly depending on a number of factors, including the amount of solar panels that we recycle and the amount of renewable energy technology solutions that we license and sell, lease revenues on our properties, the market prices for those services, the extent to which we secure and collect reasonable royalties, the degree to which we can provide event-driven engineering services, and the costs associated with each component of the aforementioned revenues.

Selling, general and administrative expense for the nine-months ended September 30, 2024 decreased by $529,185 to $9,496,719 from $10,025,904 in the comparable 2023 period, primarily as a result of lower insurance expense of $406,012, lower bad debt expense $220,269, lower employee related costs of $190,369, lower marketing expense of $187,075 and lower legal fees of $157,381; partially offset by higher consulting fees of $413,495 and higher share based compensation expense of $272,387.

Research and development expenses for the nine-months ended September 30, 2024 increased by $454,304 to $4,880,847 from $4,426,543 in the comparable 2023 period. The increase is primarily related to higher rent expense of $1,430,046 attributed to the AST research and development rent of $1,208,180 paid in April 2024 (see Note 7, Leases) and higher costs for processing crushing and separating electrification products of $602,356; offset partially by lower employee costs of $1,283,859 for salaries and incentive compensation and lower consulting fees of $355,283.

Depreciation and amortization during the nine-months ended September 30, 2024 decreased by $137,550 to $1,875,151 from $2,012,701 in the comparable 2023 period. The decrease is primarily related to lower amortization for impaired intangible assets in 2024.

Impairment of intangible assets and properties, plant and equipment assets for the three-months ended September 30, 2024 of $8,667,869 and $324,047, respectively, was attributed to the impairment of intangible assets and equipment in 2024 (see Note 4, Properties, Plant and Equipment, Net and Mineral Rights and Note 5, Intangible Assets).

In 2023, we recognized a gain on the sale of the Facility of $7,304,570, with no comparable amount in 2024.

Gain on investments for the nine-months ended September 30, 2024 decreased by $13,309,875 to $0 from $13,309,875 in the comparable 2023 period. The decrease is primarily related to the 2023 realized gain of $597,248 on the sale of 1,500 shares of our Green Li-ion investment and the adjusted fair value unrealized gain of $14,577,627 recorded on the remaining 35,662 Green Li-ion preferred shares at $530.34 per share; offset by $1,865,000 in loss on the ABTC investment as we sold 9,076,923 ABTC shares for the nine-months ended September 30, 2023, with no comparable amount in 2024.

Interest expense for the nine-months ended September 30, 2024, increased by $985,944 to $2,298,098 from $1,312,154 for the comparable 2023 period, primarily due to interest and related amortization of the original issue discount (“OID”) on the 2023 Kips Bay Note and 2023 Alvin Fund Note originating in the fourth quarter of 2023 and the 2024 Leviston Note and 2024 Kips Bay Note originating in the third quarter of 2024.

Interest income for the nine-months ended September 30, 2024, of $220,587 was comparable to 2023 of $179,942.

Change in fair value of our derivative instruments for the nine-months ended September 30, 2024, increased by $622,720 to a gain of $516,756 in 2024 compared to a loss in 2023 of $105,964 resulting from an increase in the Company's share price in connection with potential make whole obligations for minimum value commitments on the Company’s common shares. The 2024 gain was attributed to gain of $1,460,875 on the derivative liability for the 2023 Kips Bay Note, gain of $594,000 for the Haywood investment, gain of $130,000 on the derivative liability for the 2024 Leviston Note, partially offset by a $860,691 loss for the LINICO investment, loss of $120,000 for the 2024 Kips Bay Note, and $687,428 loss for the GenMat investment. The 2023 loss was attributed to a loss of $1,099,587 on the derivative liability for the Ionic Note, partially offset by a gain of $455,000 for the LINICO investment, $343,623 for the GenMat investment and $195,000 for the Haywood investment.

Loss of $3,690,760 on conversion of debt for the nine-months ended September 30, 2024 are attributed to the 2023 Kips Bay Note and 2024 Leviston Note debt conversions associated with 22,412,980, and 24,680,175, respectively of the Company's common shares used for the conversion during the nine-months ended September 30, 2024. Gain of $51,856 on conversion of debt for the nine-months ended September 30, 2023 are attributed to the Ionic Note conversions of 9,309,375 of the Company's common shares.

Loss on debt extinguishment of $744,256 attributed to the debt modifications for the Amended GHF 2021 Note and Amended Alvin Fund 2023 Note and from the Company using cash to redeem $500,000 of principal on the 2023 Kips Bay Note at a 10% redemption premium totaling $50,000 and loss on debt extinguishment of $172,634.

Other income (expense), net, for the nine-months ended September 30, 2024 were $741,929, primarily consisting of income recognized on SSOF deposits of $400,000 and unrealized gain on fair value change of GenMat advances of $493,892, partially offset by losses from our equity method investments of $1,675,069 substantially all of which were from GenMat.

Other income (expense), net, for the nine-months ended September 30, 2023 were $1,234,940, primarily consisting of losses from our equity method investments of $1,337,801 substantially all of which were from GenMat.

OUTLOOK

Our goal is to Accelerate the Commercialization of Hard Technologies for the Energy Transition. We are pushing the boundaries of what is possible in technology and sustainability by leveraging our teams’ unique skills, our diverse technology portfolio and our frontier research and development networks toward achieving breakthrough innovations that deliver meaningful positive impact across industries, economies and communities. The primary focus for 2024 is the commercialization and capitalization of our businesses and the continuous innovation, development, engineering and actionable commercialization of our technologies and solutions.

Technology Readiness

The Company’s biorefining technologies are commercially ready and offer growth-enabling performance for the Company’s prospective customers. Comstock Fuels is actively engaged in the planning and deployment of our first commercial demonstration facility and pursuing joint development and licensing agreements representing strategic capital and future revenue sources from technical and engineering services, including securing associated supply chain participants, performing preliminary and final engineering, facilitating commissioning, construction and operations with globally recognized current and developing renewable fuel producers.

Comstock Metals is also commercially ready and has constructed and commissioned its first commercial demonstration facility. The facility is operating on one shift and is currently expanding to three shifts over the next two to three months. Site selection, design and permitting is currently underway for the first “Industry Scale” photovoltaic recycling facility and related storage capacity. Industry Scale facilities are anticipated to scale up to 15-20 times the capacity of the operating demonstration facility (that is, from approximately 5,000-7,000 tons per annum of capacity for the demonstration facility up to 100,000 tons per annum of capacity for Industry Scale).

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

The following summarizes the recent change in TRL status, and the 2024 objectives:

Line of Business	Technology	12/2023	12/2024 Goal

Lignocellulosic Fuels	Conversion of under-utilized woody biomass into renewable fuels at high yield	TRL 6	TRL 6

Metals	Scalable extraction of metals from electrification products	TRL 6	TRL 7

Mining	Reduced exploration costs with hyperspectral imaging and AI-based analytics	TRL 3	TRL 6

Artificial Intelligence	AI that simulates new materials at exponentially increased speed	TRL 3	TRL 4

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

Comstock Fuel’s objectives for the fourth quarter of 2024 include:

•	Execute multiple, revenue generating commercial agreements for industry-scale joint developments;
•	Advancing and expanding our innovation network for even higher yields and lower costs; and
•	Expand our integrated bio-intermediate production system, including cellulosic ethanol and HBO.

Additionally, closing on the $200 million SBCC direct equity and/or debt financing, enables our first commercial demonstration facility which is designed to be profitable and to confirm the scale of multiple industry facilities. Then, the Company plans to build its own, three U.S. based industrial scale facilities designed for inputs of up to 1 million tons per year of woody biomass feedstock and producing up to 125 million GGE of advanced biofuels, including renewable diesel and sustainable aviation fuels. Our commercialization plans also includes multiple, global joint development projects, with each joint development project, like SACL, with the potential for generating in millions of dollars of technical services and engineering revenues and license agreements for additional production facilities that generate royalty revenues.

Comstock Metals

End of life solar panels are one of the primary metals-based products that can cause a massive amount of pollution if simply allowed to be landfilled at the end of life with no recovery of any of the underlying metal values.

Comstock Metal’s objectives for the fourth quarter of 2024 include:

•	Commencing full, three-shift production of the demonstration scale production facility;
•	Confirming the ongoing ability to fully and cleanly reprocess and reuse all residual materials;
•	Advancing the technology readiness for broader material recycling, prioritizing photovoltaics, to TRL 7;
•	Expanding our existing revenue generating decommissioning, supply and offtake commitments; and
•	Commencing permitting for our first “industry-scale” facility in Silver Springs, NV.

Comstock Metals is operating its demonstration scale production facility in Silver Springs, NV, and has also secured the initial county level permits for industry-scale operations and storage and is actively engaged in garnering expanded revenue generating supply. Additionally, closing on the $22 million direct equity and/or debt financing, accelerates the deployment of the next two commercial demonstration facilities. Comstock Metals is also further expanding our business into decommissioning services both as a revenue generator and a feeder for our recycling business, and establishing markets for the sale of residual material including aluminum, glass and silver.

Comstock Mining

The Company has amassed the single largest known repository of historical and current geological data within the Comstock mineral district, including extensive geophysical surveys, geological mapping, and drilling data, including the Dayton resource.

On June 30, 2023, the Company signed a Mineral Exploration and Mining Lease Agreement (the “Mining Lease”) with Mackay. Mackay paid a lease initiation fee of $1,250,000 and made additional, quarterly lease payments to date totaling approximately $2,000,000.

The Company’s objectives for the fourth quarter of 2024 include:

•	Receive cash proceeds of more than $2 million from mineral leases and asset sales leveraging the northern district claims;
•	Commercialize mineral development agreements that enable resource expansion of the central district claims; and
•	Complete the preliminary mine plans that enables the economic development of the southern district claims.

The Company’s 2024 efforts apply economic analysis to Comstock’s existing gold and silver resources progressing toward preliminary economic feasibility for the southern part of the district and the ultimate development of full mine and reclamation plans and the development of post productive land and community development plans. Additionally, closing on the SBCC $50 million direct equity and/or debt financing, accelerates the development of the Dayton mine plan, broader resource expansions for the southern district claims and the design and engineering of the post productive real estate and community development plans.

Strategic Investments

Investment in GenMat

Investment in physics-based AI is a meaningful component of Comstock’s technology innovation strategy. GenMat develops and commercializes proprietary material science based artificial intelligence models for the discovery and manipulation of matter. This includes AI models that can be employed today, for commercial use on GenMat’s existing, high-performance computing platforms. Comstock has a minority investment interest in GenMat.

GenMat's AI uses atoms and molecules to generate physical systems and harness math and science to discover new materials in an exponentially shorter time than traditional methods allow. New material discovery typically takes many years and many millions of dollars. GenMat's AI can simulate thousands of unique new materials in seconds.

The Company is integrating GenMat’s capabilities into its own advanced innovation capacity and plans elevating new material simulation to TRL 6 by simulating, synthesizing and directly testing the AI’s ability to predict material properties to confirm the precision and accuracy of those simulations, for both Comstock and third-party material developments and breakthroughs.

Investment in Green Li-ion

Green Li-ion continues making meaningful progress in the development and deployment of its system that remanufactures critical precursor cathode active materials (“PCAM”), having now deployed its first commercial battery remanufacturing facility from fully recycled battery materials deployed. The Company intends to sell the remaining 35,662 Green Li-ion preferred shares in 2025.

Investments in others non-mining real estate, water rights and securities

The Company has announced an indicative agreement selling its non-mining real estate and water rights for $50 million in gross (approximately $47 million in net proceeds) during the fourth quarter of 2024.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position and liquidity are based on our net sources of capital from financing as generally compared to our net uses of capital from investing activities and ultimately, our ability to generate cash flows from our operations. Our cash balances at September 30, 2024 and December 31, 2023 were $1,363,327 and $3,785,577, respectively. The Company had current assets of $29,885,153 and current liabilities of $12,205,732, representing working capital excess of $17,679,421 at September 30, 2024.

The current liabilities include derivative liabilities of $1,250,000 for the contingent make-whole liabilities and $6,053,784 of accrued expenses and other liabilities, including $3,243,853 for the remaining LINICO make whole provision, $1,082,813 for incentive compensation and $768,174 for accrued payroll and related expenses.

Our primary source of liquidity during the first nine-months of 2024 was cash from financing activities. During the nine-months ended September 30, 2024, we generated $14,058,395 in cash from our financing activities and we used $9,617,985 and $6,862,660, respectively, in cash in our operating and investing activities.

During the nine-months ended September 30, 2024, the Company issued 3,318,014 shares of common stock to Tysadco, for an aggregate sales price of $1,213,710 at an average price per share of $0.37.

On September 19, 2024, the Company entered into a securities purchase agreement (“2024 Kips Bay Agreement”) for an unsecured convertible promissory note (the “2024 Kips Bay Note”) with Kips Bay Select, LP ("Kips Bay") with a principal amount of $5,319,149, of which $319,149 was an original issue discount. The full principal is due on January 19, 2026. Interest is payable monthly at a rate of 6% annually. On September 19, 2024, Kips Bay funded an initial tranche of $3,500,000, which shall result in an aggregate principal amount of $3,723,404 ($3,500,000 in cash plus original issue discount of $223,404). On October 30, 2024, the Company may elect to request an additional funding of $1,500,000, which shall result in a principal amount for such second tranche of $1,595,745 ($1,500,000 in cash plus $95,745 of original issue discount). The Company can redeem the 2024 Kips Bay Note for cash 30-days following closing at 120% of the face value, plus accrued interest.

On July 19, 2024, the Company entered into a securities purchase agreement (“2024 Leviston Agreement”) for an unsecured convertible promissory note (the “Leviston Note”) with Leviston Resources LLC ("Leviston") with a principal amount of $2,717,500, of which $2,500,000 was funded and $217,500 was an original issue discount. The full principal was due on October 31, 2025. Interest was payable monthly at a rate of 8% annually. The Company could redeem the Leviston Note for cash 30-days following closing at 125% of the face value, plus accrued interest. As of September 30, 2024, the Company delivered 24,680,175 shares of common stock with a fair value of $3,957,052 at an average conversion price per share of $0.16 upon the conversion of a principal balance of $2,717,500 and accrued interest of $16,082. The Company agreed to, and on August 6, 2024, issued Leviston (i) 337,787 restricted shares of the Company’s common stock representing 2% of the principal amount, based on a price per share equal to the 20-day VWAP for the period beginning on the 10th trading day prior to the closing of the Leviston Note and ending on the 10th trading day after the closing of the Leviston Note (the “VWAP Period”), and (ii) 506,681 registered shares of the Company’s common stock representing 3% of the principal amount of the Leviston Note, based on a price per share equal to the 20-day VWAP for the VWAP Period, in each case, for no additional consideration. As of September 30, 2024, the Leviston Note was fully converted.

On March 25, 2024, the Company entered into an equity purchase agreement (“2024 ClearThink Agreement”) with ClearThink Capital Partners LLC (“ClearThink”) to offer and sell restricted and registered shares of common stock of the Company at an aggregate offering price of up to $5,000,000 from time to time, at our option, on terms we deem favorable. On March 26, 2024, the Company filed a prospectus supplement to the registration statement on Form S-3, dated March 28, 2022, that registered for resale these shares issued pursuant to the 2024 ClearThink Agreement. As of September 30, 2024, the Company issued 20,787,773 registered shares of common stock to ClearThink for an aggregate sales price of $4,250,000 at an average price per share of $0.20. On July 18, 2024, the Company elected to terminate all future offers and sales pursuant an Equity Purchase Agreement (the “Sales Agreement”) with ClearThink Capital Partners LLC (“ClearThink”) and the Company filed a prospectus supplement to reflect the reduction in the aggregate offering dollar amount of securities to be offered and sold from $5,000,000 to $4,250,000, and accordingly, the 2024 ClearThink Agreement has no remaining capacity.

On December 27, 2023, the Company entered into a securities purchase agreement for an unsecured convertible promissory note (the "Kips Bay Note") with Kips Bay Select LP ("Kips Bay") with a principal amount of $5,263,157, of which $263,157 was OID. The full principal is due on March 27, 2025. Interest is payable monthly at a rate of 8% annually. The Company received $3.0 million on December 27, 2023 and received the remaining $2.0 million by January 27, 2024. On January 11, 2024, the Company issued 308,931 restricted shares of its common stock equal to 3% of the principal amount of the Kips Bay Note, or $157,895 at $0.511 per share. On January 16, 2024, the Company issued an additional 180,210 registered shares of its common stock equal in value to 1.75% of the additional $2.0 million in principal amount of the Kips Bay Note, or $92,105, also at $0.511 per share. During nine-month period ended September 30, 2024, the Company delivered 22,412,980 shares of common stock with a fair value of $5,566,817 at an average conversion price per share of $0.25 upon the conversion of a principal balance of $4,263,908 and accrued interest of $181,854. On July 19, 2024, the Company redeemed $500,000 of principal on the Kips Bay Note at a 10% redemption premium, for $550,000 in cash.

We intend to fund our operations over the next twelve months from planned sales of non-strategic assets and other investments, issuance of equity under our existing shelf registration statement and private placements, issuance of subsidiary-level equity, planned licensing and related engineering services, sales and deferred revenue from our solar panel recycling business and existing cash and cash equivalents. Based on these expected funding sources, management believes we will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the condensed consolidated financial statements included herein. While we have been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, non-registered equity placements, non-registered equity issued directly from certain subsidiaries, borrowings, and various other means. There is no assurance we will be able to obtain additional equity capital or other financing, if needed. We intend to fund our operations beyond the next twelve months from planned sales of non-strategic assets, sales from our solar panel recycling operations, sales from licensing our lignocellulosic technology and related engineering services, issuance of subsidiary-level equity, and borrowings and other various equity financing alternatives from our existing shelf and other registration statements.

Net cash used in operating activities for the nine-months ended September 30, 2024 decreased by $1,565,999 to $9,617,985 from $11,183,984 in the comparable 2023 period, due primarily to decreases in operating expenses and increases in sources of cash from working capital, primarily increases in accounts payable, discussed in Financial Condition and Results of Operating Information.

Net cash used in investing activities for the nine-months ended September 30, 2024 was $6,862,660, compared to net cash provided by investing activities of $6,457,386 in the comparable 2023 period, resulting in a $13,320,046 change, primarily due to proceeds received in 2023 from sale of AQMS lease and related assets of $21.0 million offset by purchase of the facility of $12.0 million. Decrease attributed to proceeds received in 2023 for the sale of ABTC shares of $5,365,981 with no sales in 2024, funding of RenFuel note of $1,350,000, advances to GenMat of $1,235,636, proceeds from sale of Green Li-ion shares in 2023 of $779,600 and investment in SSOF of $530,000; partially offset by lower make-whole payments for our investments of $3,160,636, lower advances to SSOF of $1,470,000 and lower purchase of mineral rights and property, plant and equipment of $710,604.

Net cash provided in financing activities for the nine-months ended September 30, 2024 increased $8,413,484 to $14,058,395 from $5,644,911 for the comparable 2023 period, primarily as a result of additional funding from the 2023 Kips Bay Note, 2024 Leviston Note and the 2024 Kips Bay Note of $2,000,000, $2,500,000 and $3,500,000, respectively. Increase also due to an increase in proceeds from issuance of common stock of $863,710.

Risks to our liquidity could result from future operating expenditures above management’s expectations, including but not limited to pre-development, research and development, exploration, selling, general and administrative, and investment related expenditures in excess of sale proceeds from our non-strategic assets and other investments, amounts to be raised from direct equity from our subsidiaries or the issuance of equity under our existing shelf registration statement or amounts to be raised directly from the non-registered equity of our subsidiaries, declines in the market value of properties planned for sale, or declines in the share price of our common stock that would adversely affect our results of operations, financial condition and cash flows. If we were unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about our ability to continue as a going concern. In such case, we could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or investments, or sell certain assets or businesses. There can be no assurance that we would be able to take any such actions on favorable terms, in a timely manner, or at all.

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K.

ITEM 3          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Prices

Changes in the market price of commodities, including precious metals, critical metals and oil and gas may significantly affect our future profitability and cash flow. Metal prices fluctuate widely due to factors such as: demand, global mine production levels, supply chain constraints, investor sentiment, central bank reserves, global conflicts and the value of the U.S. dollar and other currencies.

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

ITEM 4                  CONTROLS AND PROCEDURES

A. Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of both our Principal Executive and Financial Officer and our Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act") was conducted. Our disclosure controls and procedures are designed to ensure information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act rules, and such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our chief executive officer), were effective as of September 30, 2024, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2024, there was no change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1                  LEGAL PROCEEDINGS

The Company’s business activities, including cellulosic fuels, battery recycling, storage, mining, and exploration, are subject to various laws and regulations governing environmental protection. These laws and regulations are frequently changing and generally becoming more restrictive. The Company believes its operations are compliant with applicable laws and regulations, in all material respects and continuously spends money to comply with such laws and regulations and cannot predict the full amount of such future expenditures.

ITEM 1A               RISK FACTORS

Our investors should consider the risks set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2023 that could affect our business. Additionally, investors should consider the following risk factors identified since the filing of our Annual Report.

Our plans to expand our revenue sources through commercializing our market-ready technologies and developing new technology with commercial applicability may not be successful and could materially adversely affect our long-term business, financial condition and operating results.

As part of our business strategy, we are seeking to expand our revenue sources through the continued development, commercialization and licensing of technology projects. Our technology development activities may experience delays, or the markets for our technology solutions may fail to materialize to the extent or at the rate we expect, each of which could reduce our opportunities for technology sales and licensing. In addition, there could be fewer applications for our technology and products than we expect. The development of technology markets also could be affected by general economic conditions, customer buying patterns, timeliness of equipment development, and the availability of capital for, and the high cost of, infrastructure improvements. Additionally, investing in technology development is costly and may require structural changes to the organization that could require additional costs, including without limitation legal and accounting fees. Furthermore, delays or failures to enter into additional partnering relationships to facilitate technology development efforts or delays or failures to enter into technology licensing agreements to secure integration of additional functionality could impair our ability to introduce into the market portions of our technology and resulting products, cause us to miss critical market windows, or decrease our ability to remain competitive. In addition, the commercialization of certain technologies could potentially lead to patent exhaustion or implied license issues that could limit our ability to derive licensing revenue from certain patents under our patent licensing program. In the event that any of these risks materialize, our long-term business, financial condition and operating results may be materially adversely affected.

We face risks from doing business in international markets.

A significant portion of our licensees, potential licensees and customers are international, and our licensees, potential licensees and customers sell their products to markets throughout the world. Accordingly, we could be subject to the effects of a variety of uncontrollable and changing factors, including, but not limited to: difficulty in protecting our intellectual property in foreign jurisdictions; enforcing contractual commitments in foreign jurisdictions or against foreign corporations; government regulations, tariffs and other applicable trade barriers; biased enforcement of foreign laws and regulations to promote industrial or economic policies at our expense; currency control regulations and variability in the value of the U.S. dollar against foreign currency; social, economic and political instability; natural disasters, acts of terrorism, widespread illness and war; potentially adverse tax consequences; and general delays in remittance of and difficulties collecting non-U.S. payments. In addition, we also are subject to risks specific to the individual countries in which we and our licensees, potential licensees and customers do business.

Our current and future licensing arrangements may not be successful and may make us susceptible to the actions of third parties over whom we have limited control.

We have entered into a select number of product licensing agreements with companies that plan to produce and sell products requiring specialized expertise. We have also entered into a number of select licensing agreements pursuant to which we have granted third parties certain rights to distribute and sell our products in certain geographical areas outside of the United States. In the future, we may enter into additional licensing arrangements. Although we take steps to carefully select our licensing partners, such arrangements may not be successful. Our licensing partners may fail to fulfill their obligations under their license agreements or have interests that differ from or conflict with our own, such as the timing of new store openings, the pricing of our products and the offering of competitive products. In addition, the risks applicable to the business of our licensing partners may be different than the risks applicable to our business, including risks associated with each such partner’s ability to:

•	obtain capital;
•	exercise operational and financial control over its business;
•	manage its labor relations;
•	maintain relationships with suppliers;
•	manage its credit and bankruptcy risks; and
•	maintain customer relationships.

Any of the foregoing risks, or the inability of any of our licensing partners to successfully market our products or otherwise conduct its business, may result in loss of revenue and competitive harm to our operations in regions or product categories where we have entered into such licensing arrangements.

ITEM 2                  UNREGISTERED SALES OF EQUITY SECURITIES AND USES OF PROCEEDS

On September 3, 2024, the Company issued 2,920,702 shares of unregistered restricted common stock with a fair value of $482,500 to Northern Comstock LLC as payment for obligations due under the Northern Comstock operating agreement.

In August 2024, the Company issued 773,745 shares of unregistered restricted common shares with a fair value of $144,175 to Alvin Fund in lieu of cash for interest expense due under the Alvin Fund 2022 Note and the Alvin Fund 2023 Note pursuant to Section 4(a)(2) of the Securities Act.

On August 16, 2024, the Company issued 5,000,000 shares of restricted unregistered common stock to a single investor for $1,000,000.

On August 6, 2024, pursuant to the 2024 Leviston Agreement, the Company issued to Leviston Resources LLC 337,787 restricted shares of the Company's common stock representing 2% of the principal amount of the Leviston Note based on a price per share equal to the 20-day VWAP for the VWAP period for no additional consideration.

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

(1) Exhibits filed as part of this Report:

See Exhibits for which the Exhibit number is noted with an asterisk on the Exhibit Index attached hereto.

Exhibit Number	Exhibit

10.1	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 on Form 8-K filed September 19, 2024).

10.2	Convertible Note (incorporated by reference to Exhibit 10.2 on Form 8-K filed September 19, 2024).

10.3	License Agreement (incorporated by reference to Exhibit 10.1 on Form 8-K filed October 2, 2024).

10.4	Letter Agreement (incorporated by reference to Exhibit 10.1 on Form 8-K filed October 7, 2024).

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

101*

Interactive Data File (Quarterly Report on Form 10-Q, for the periods ended September 30, 2024, furnished in iXBRL (Inline eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the three and nine-months ended September 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Changes in Equity for the three and nine-months ended September 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Cash Flows for nine-months ended September 30, 2024 and 2023 and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Date: October 22, 2024

By: /s/ MATTHEW J. BIEBERLY
MATTHEW J. BIEBERLY
Chief Accounting Officer
(Principal Accounting Officer)

Date: October 22, 2024