Form 10-K
period 2024-12-31
Comstock Inc.
filed 2025-03-06
CIK 1120970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM______TO______.

COMMISSION FILE NO.: 001-35200

COMSTOCK INC.

(Exact name of registrant as specified in its charter)

Nevada	65-0955118
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

117 American Flat Road, Virginia City, NV	89440
(Address of principal executive offices)	(Zip Code)

(775) 847-5272

(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.000666 per share	LODE	NYSE American

Securities registered pursuant to Section 12(g) of the Acts: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☒	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.				☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.				☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.				☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-l(b).				☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒

The aggregate market value of the 14,595,845 shares of voting stock held by non-affiliates of the registrant based on the closing price on the NYSE American on June 30, 2024 was $23,937,185.

The number of shares outstanding of Common Stock, $0.000666 par value per share, on March 4, 2025 was 24,238,453.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement to be delivered to shareholders in connection with the 2025 Annual Meeting of Shareholders, are incorporated by reference in Part III

This page intentionally left blank.

COMSTOCK INC.

ANNUAL REPORT ON FORM 10K

FOR THE FISCAL YEAR ENDED December 31, 2024

PART I

DEFINED TERMS USED IN THIS REPORT

The following are defined terms and naming conventions used in this Annual Report on Form 10-K, unless otherwise specified:

Comstock Inc. and its Subsidiaries:

Comstock, we, our, us, or the Company	Comstock Inc. and its subsidiaries on a consolidated basis

Comstock Fuels	Comstock Fuels Corporation, Comstock Fuels Oklahoma LLC

Comstock Metals	Comstock Metals LLC

Comstock Mining	Comstock Mining LLC, Comstock Processing LLC, Comstock Northern Exploration LLC (sold December 2024), Comstock Exploration and Development LLC

Comstock Innovations	Comstock Innovations Corporation

Comstock IP Holdings	Comstock IP Holdings LLC

Miscellaneous Defined Terms:

EPS	Earnings per share

Exchange Act	Securities Exchange Act of 1934, as amended

GAAP	U.S. Generally Accepted Accounting Principles

NYSE	NYSE American LLC

SEC	Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Industry Defined Terms:

BLM	Bureau of Land Management, an agency of the U.S. Department of Interior

BTC	Federal biodiesel mixture excise tax credit

CI	Carbon intensity, or CI, refers to the relative amount of carbon dioxide (CO2) emissions that are released for a specific activity.

EIA	U.S. Energy Information Administration

EPA	U.S. Environmental Protection Agency

GHG	Greenhouse gas

LCFS	Low Carbon Fuel Standard

RFA	Renewable Fuels Association

RFS or RFS II	Renewable Fuel Standards published by the EPA

RIN	Renewable identification number

RVO	Renewable volume obligation

U.S.	United States of America

Glossary:

AI	Artificial intelligence

Biomass	renewable organic material produced, in pertinent part, upon conversion of energy from the sun, water, and carbon dioxide into stored chemical energy.

Carbon cycle	biogeochemical cycle by which carbon is exchanged amongst the Earth’s air, water, biomass, soil, crust, mantle, and back again, primarily from biological, geochemical, and industrial processes.

Claim	a mining interest area giving its holder the right to prospect, explore for, and exploit minerals.

Grade	the amount of metal per ton of material.

Indicated Mineral Resource	that part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.

Inferred Mineral Resource	that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic uncertainty.

Intermediate	a product produced from one or more reactants during one conversion step for use in one or more succeeding conversion steps into a final product.

Lode	a vein-like deposit or rich supply of or source of minerals.

Long cycle carbon	long-term carbon cycle operating over millions of years, primarily involving the production and sequestration of biomass in the Earth’s crust and mantle, where it is converted with heat, pressure, and time into fossil hydrocarbons; emissions of long cycle carbon derive, in pertinent part, from previously-sequestered carbon dioxide, and therefore add to and disrupt the Earth’s natural short cycle and climate.

Measured Mineral Resource	that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in this section, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to probable mineral reserve.

Mineral reserve	an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowance for losses that may occur when the material is mined or extracted. The mineral reserve estimate must be based on at least a preliminary feasibility study.

Mineral resource	a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or part, become economically extractable.

NSR	net smelter return, a frequently used basis for calculating royalties.

Ore	mineral-bearing material, which is economically and legally extractable.

Precursor	an initial or intermediate compound that participates in a reaction and/or process that produces another compound.

Probable mineral reserve	the economically mineable part of an indicated, and, in some cases, a measured mineral resource.

Proven mineral reserve	the economically mineable part of a measured mineral resource which can only result from conversion of a measured mineral resource.

Short cycle carbon	short-term carbon cycle operating over months or centuries involving the exchange of carbon above the surface of the Earth, primarily between its air, water, biomass, and soil; emissions of short cycle carbon derive, in pertinent part, from carbon dioxide that was recently photosynthesized into biomass, and therefore have a net zero impact on the carbon content above the Earth’s surface and climate.

Stripping ratio	the ratio of waste tons to ore tons mined.

Tailings	refuse materials resulting from the washing, concentration, or treatment of mineralized material.

TRL	Technology Readiness Levels (TRLs) are a method for understanding the technical maturity of a technology during its nine potential development phases. TRLs allow scientists and engineers to have a consistent datum of reference for understanding technology evolution, regardless of their technical background.

Vein	a deposit of non-sedimentary origin, which may or may not contain minerals.

REVERSE STOCK SPLIT

On February 24, 2025, the Company effected a one-for-ten (1:10) reverse stock split of its issued and outstanding shares of common stock. In connection with the reverse split, all shares of common stock, stock options, per-share and warrant amounts for all periods presented have been adjusted retrospectively to reflect this reverse stock split. This recast ensures comparability across all periods presented and does not impact previously reported net income (loss), total assets, or total liabilities. The reverse stock split did not impact the total stockholders’ equity, the number of authorized shares of common stock, or the par value per share.

MARKET AND INDUSTRY DATA FORECASTS

This document includes industry data and forecasts prepared by third parties. Third-party industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. We have based much of our discussion on the renewable fuels and solar industries, including government regulation relevant to those industries, and on information published by industry associations, like the RFA. The RFA is a trade organization, and they and other such organizations may present information in a manner that is more favorable than would be presented by independent sources. We have also used data and other information in this document that was published by the EIA and the EPA. Forecasts, in particular, are subject to a high risk of inaccuracy, especially forecasts projected over long periods of time.

CAUTIONARY INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can understand a company’s future prospects and make informed investment decisions. This report contains such forward-looking statements. We make certain forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements relate to our outlook or expectations for revenues, expenses, earnings, asset quality or other future financial or business performance, strategies, transactions, or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words believe, estimate, plan, project, forecast, expect, anticipate, believe, seek, target, intend, should, may, will, would and similar expressions. These statements reflect our management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties, many of which are unforeseeable and beyond our control, and could cause actual results, developments, and business decisions to differ materially from those contemplated by such forward-looking statements. Some factors that could cause our actual results to differ include:

-	sales of, and demand for, our products, services, and/or properties;
-	industry market conditions, including the volatility and uncertainty of commodity prices;
-

the speculative nature, costs, regulatory requirements, and hazards of natural and waste resource identification, exploration, development, availability, recycling, extraction, processing, and refining activities, including operational or technical difficulties, and risks of diminishing quantities or insufficiency of grades of qualified resources;

-	changes in our planning, exploration, research and development, production, and operating activities;
-	research and development, exploration, production, operating, and other variable and fixed costs;
-	throughput rates, margins, earnings, debt levels, contingencies, taxes, capital expenditures, net cash flows, and growth;
-	restructuring activities, including the nature and timing of restructuring charges and the impact thereof;
-	employment and contributions of personnel, including our reliance on key management personnel;
-	the costs and risks associated with developing new technologies;
-	our ability to commercialize existing and new technologies;
-	the impact of new, emerging, and competing technologies on our business;
-	the possibility of one or more of the markets in which we compete being impacted by political, legal, and regulatory changes, or other external factors over which we have little or no control;
-	the effects of mergers, consolidations, and unexpected announcements or developments from others;
-	the impact of laws and regulations, including permitting and remediation requirements and costs;
-	changes in or elimination of laws, regulations, tariffs, trade, or other controls or enforcement practices, including the potential that we may not be able to comply with applicable regulations;
-	changes in generally accepted accounting principles;
-	adverse effects of climate changes, natural disasters, and health epidemics, such as the COVID-19 outbreak;
-

global economic and market uncertainties, changes in monetary or fiscal policies or regulations, the impact of terrorism and geopolitical events, volatility in commodity and/or other market prices, and interruptions in delivery of critical supplies, equipment and/or raw materials;

-	assertion of claims, lawsuits, and proceedings against us;
-	potential inability to satisfy debt and lease obligations, including because of limitations and restrictions contained in the instruments and agreements governing our indebtedness;
-	our ability to raise additional capital and secure additional financing;
-	interruptions in our production capabilities due to equipment failures or capital constraints;
-	potential dilution from stock issuances, recapitalization, and balance sheet restructuring activities;
-	potential inability or failure to timely file periodic reports with the SEC;
-	potential inability to maintain the listing of our securities on any securities exchange or market;
-	our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and
-	other risks referenced from time to time in our filings with the SEC and those factors listed in this Annual Report on Form 10-K for the year ended December 31, 2024 under Item 1A, Risk Factors.

Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows and the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Investors are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference in this report. Except as may be required by securities or other law, we undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events, or otherwise.

ITEM 1         BUSINESS

OVERVIEW

Comstock innovates and commercializes technologies that extract and convert under-utilized natural resources into clean energy products, including remarkable new technologies that produce renewable fuels from waste and other forms of woody biomass and electrification metals from end-of-life electronics. We are also developing and using artificial intelligence technologies for advanced materials development, and preparing our defined mineral resources for mining and monetization.

Our goal is to build extraordinary shareholder value by using systemic management practices, disciplined frontier scientific discovery, and applied engineering to innovate, develop, and commercialize technologies that facilitate the increased production, storage, distribution, and use of clean energy across entire industries. Our operations primarily involve innovating, developing, deploying, and monetizing clean energy technologies with integrated teams in dedicated lines of business, including renewable fuels, metals, and mining. Our plans to generate revenue and throughput involve using and licensing our technologies, including by creating financial and other incentives to enable and motivate our customers, licensees, and other stakeholders to use their capital, infrastructure, and other resources to accelerate and maximize adoption.

We also make, own and manage investments in related assets to support our businesses, including multiple existing minority equity positions and partnerships in strategic technology developers, two renewable fuels demonstration facilities in Wisconsin, and a metals recycling demonstration facility in Nevada. We additionally own and manage direct investments in northern Nevada real estate comprised of industrial and commercial properties, strategic water rights and approximately twelve square miles of mining claims and related surface parcels that we own, lease and/or have a royalty interest in that also contain measured, indicated and inferred mineral resources of gold and silver.

OPERATING SEGMENTS

We group our business activities into five operating segments to manage performance: Fuels, Metals, Mining, Strategic Investments, and Corporate Services. The Company’s goal is to Accelerate the Commercialization of Hard Technologies for Energy Markets. Once a technology achieves a certain technology readiness or a justifiable critical mass or market distinction, we systemically plan its commercialization and dedicate and integrate resources toward that end. Until then, it is managed with corporate resources.

Corporate Segment

Our Corporate Segment includes our corporate functions and services, including research, development and innovation activities that are ongoing in addition to the business activities related to our Fuels, Metals, Mining and Strategic Investments Segments. Comstock’s innovations group focuses on developments that enhance Comstock’s ongoing commercialization activities, such as by developing further enhancements to Comstock Fuels’ renewable fuels refining yields and profitability to levels approaching parity with fossil fuels.

Fuels Segment

We believe that combustion will continue to be the dominant source of power for transportation for many decades to come. Hydrocarbon fuels are characterized by high energy density, ease of distribution and use, and extensive regional and global supply chains spanning multiple industries and billions of consumers. That infrastructure can be used as a highly scalable pathway for enabling systemic decarbonization and contributing to a net zero carbon objective by sustaining a profitable new balance between the Earth’s natural carbon cycle and humanity’s global uses, wastes, and carbon emissions. Our plans involve innovating, commercializing, and licensing new lignocellulosic fuel technologies that dramatically increase the growth, availability, and use of renewable feedstocks and fuels.

Our Fuels Segment is administered by our subsidiary, Comstock Fuels Corporation (“Comstock Fuels”). Comstock Fuels delivers advanced lignocellulosic biomass refining solutions that set industry benchmarks for production of cellulosic ethanol, gasoline, renewable diesel, sustainable aviation fuel (“SAF”), and other renewable Bioleum™ fuels, with extremely low carbon intensity scores of 15 and market-leading yields of up to 140 gallons per dry metric ton of feedstock (on a gasoline gallon equivalent basis, or “GGE”), depending on feedstock, site conditions, and other process parameters. Comstock Fuels additionally holds the exclusive rights to intellectual properties developed by Hexas Biomass Inc. (“Hexas”) for production of purpose grown energy crops in liquid fuels applications with proven yields exceeding 25 to 30 dry metric tons per acre per year. The combination of Comstock Fuels’ high yield Bioleum refining platform and Hexas’ high yield energy crops allows for the production of enough feedstock to produce upwards of 100 barrels of fuel per acre per year (at 42 gallons per barrel), effectively transforming marginal agricultural lands with regenerative practices into perpetual “drop-in sedimentary oilfields” with the potential to dramatically boost regional energy security and rural economies. Comstock Fuels plans to contribute to domestic energy dominance by directly building, owning, and operating a network of Bioleum Refineries in the U.S. to produce about 200 million barrels of renewable fuel per year by 2035, starting with its planned first 400,000 barrel per year commercial demonstration facility in Oklahoma. Comstock Fuels also licenses its advanced feedstock and refining solutions to third parties for additional production in the U.S. and global markets, including several recently announced and other pending projects. Our Fuels Segment does not currently generate revenue but is anticipated to do so from recently announced agreements for licensing and related engineering services in Australia, New Zealand, Malaysia, Vietnam and Pakistan.

Comstock Fuels operates two pilot facilities, including a feedstock conversion and biointermediate production pilot in Wausau, Wisconsin (“Wausau Facility”), and a biointermediate conversion and renewable fuel production pilot in Madison, Wisconsin (“Madison Facility”). Comstock Fuels is also focused on additional innovations to improve on its existing commercial process by increasing its market-leading yields and carbon intensities while driving costs down in pursuit of fossil parity. To that end, Comstock Fuels’ innovations group has partnered with National Renewable Energy Laboratory (“NREL”), the Massachusetts Institute of Technology (“MIT”), RenFuel K2B AB (“RenFuel”), Emerging Fuels Technologies Inc. (“EFT”), and others with sponsored research, licensing, and other agreements.

We intend to transition Comstock Fuels to directly supporting its continued development with the proceeds of a planned Series A subsidiary preferred equity offering in 2025 (“Series A Financing”) as well as subsidiary project equity and debt financings that includes a recent allocation of $152 million from the State of Oklahoma in project activity bonds for the construction of its planned first 400,000 barrel per year facility in Oklahoma. Effective February 28, 2025, Comstock Fuels entered into a series of definitive agreements with subsidiaries of Marathon Petroleum Corporation (“Marathon”), involving the purchase of $14,000,000 in Comstock Fuels equity as part of Comstock Fuels’ planned Series A Financing, subject to a $700,000,000 valuation cap (“Investment”). The purchase price includes $1,000,000 in cash and $13,000,000 in payment-in-kind assets comprised of equipment, related intellectual properties, and other materials located at Marathon’s former renewable fuel demonstration facility in Madison, Wisconsin (“Payment-In-Kind Assets”) (see Note 21 of the Notes to our Consolidated Financial Statements).

Metals Segment

We believe that the recovery of critical and precious metals from end-of-life solar panels and other electrification products, represents a transformative opportunity to bolster domestic supply chains. With growing demand for these materials to power energy generation for artificial intelligence, advanced manufacturing, and other critical industries, we are committed to reducing reliance on foreign imports while supporting domestic production and economic growth. Comstock Metals aligns with an “America First” philosophy by enabling the recovery of valuable domestic resources to strengthen the nation’s industrial base and energy security.

Our Metals Segment is administered by our wholly owned subsidiary, Comstock Metals LLC. Since early 2024, Comstock Metals has been operating a demonstration-scale solar panel recycling facility, which generates revenue through service fees for decommissioning, tipping fees for receiving and processing end-of-life solar panels, and offtake sales of high-value recycled materials, including aluminum, copper, glass, and concentrated precious metals. This facility has proven our capability to deliver environmentally superior recycling solutions that support domestic industry while reducing landfill waste.

To scale these operations, Comstock Metals has initiated permitting and development of its first industry-scale production facility, located on the same campus as the demonstration facility. This strategically located facility will enable the seamless transition of proven processes from demonstration to full-scale production. Once operational, the industry-scale facility is expected to significantly enhance our ability to meet the growing demand for domestically recovered metals, supporting the needs of American manufacturers and infrastructure projects.

Our mission is to create a robust domestic supply chain for critical materials by innovating and scaling sustainable recycling technologies with initial plans to build three facilities in the U.S. Comstock Metals is advancing a vision of American energy and resource independence while delivering economic and environmental value.

Mining Segment

Our Mining Segment is administered by our wholly owned subsidiaries, Comstock Mining LLC, Comstock Processing LLC and various other local subsidiaries that collectively own, control or retains royalty interests on twelve square miles of patented mining claims, unpatented mining claims and surface parcels in Nevada, including six and a half miles of continuous mineralized strike length (the “Comstock Mineral Estate”) and generated approximately $2.6 million in 2024 revenues in the form of leases, licenses, recognized lease initiation and related fees associated with the mineral properties and claims controlled by Comstock Northern Exploration LLC.

On December 18, 2024, the Company executed a binding membership interest purchase agreement (the “Mackay MIPA”), with Mackay Precious Metals Inc. (“Mackay”) pursuant to which the Company sold all of its right, title, and interest in its wholly owned subsidiary Comstock Northern Exploration LLC, and the Company's 25% interest in Pelen LLC (“Pelen”) to Mackay, for an aggregate purchase price of $2,750,000, of which $1,000,000 was paid in cash, with another $750,000 expected to be paid by March 30, 2025 and with the final $1,000,000 to be paid in either cash or stock on or before October 31, 2025 (see Note 4 of the Notes to Consolidated Financial Statements). Pursuant to and as defined in the NSR Royalty Agreement between the Company and Mackay, also dated December 18, 2024 (the “Mackay Royalty Agreement”) the Company is to receive a 1.5% royalty of Net Smelter Returns from metal revenues on these properties. For the year ended December 31, 2024, the Company recognized a gain on sale of these mineral rights of $0.8 million.

As previously disclosed, on June 30, 2023, the Company entered into a binding Mineral Exploration and Mining Lease Agreement (the “Mackay Mining Lease”), with Mackay for certain owned or controlled fee tracts, patented mining claims, and unpatented mining claims located in Nevada and described in the Lease and on December 18, 2024, Comstock and Mackay mutually agreed to terminate the Mackay Mining Lease subject to the terms of a lease termination agreement establishing their relative rights, duties, and obligation under the Mackay Mining Lease up through and including the effective date of the lease termination agreement; and establishing their relative rights, duties, and obligations following the effective date of the lease termination agreement. The final $0.5 million in pro-rata lease expenses are expected to be paid by March 30, 2025 (see Note 4 of the Notes to Consolidated Financial Statements). Upon the termination of the Mackay Mining Lease, the associated deferred lease initiation fee revenue balance of approximately $1.2 million was recognized as revenue during the fourth quarter and the year ended December 31, 2024.

We have completed a third-party technical report summary, compliant with subpart 1300 of Regulation S-K (“S-K 1300”), dated November 30, 2022, focused on just one relatively smaller subsets of our mineral estate (the “Dayton Resource Area”), with measured and indicated mineral resources containing 293,000 ounces of gold and 2,120,000 ounces of silver, and inferred mineral resources containing an additional 90,000 ounces of gold and 480,000 ounces of silver. We plan to expand and upgrade our mineral assets through development and engineering to increase the value of our holdings and ultimately leading to production of gold and silver from these assets.

Strategic Investments Segment

We own and manage several investments and projects that support our plans to produce and maximize throughput in our Fuels, Metals and Mining Segments, but that are not a component of such other segments or otherwise have distinct operating activities. Our Strategic Investments Segment includes our convertible note receivable with RenFuel (advanced biofuel intermediate development and production), minority equity investments in Green Li-ion Pte Limited (“Green Li-ion”) (lithium ion battery recycling and precursor cathode active materials production) and Sierra Springs Opportunity Fund (“SSOF”) (strategic direct investment in industrial northern Nevada real estate), and other strategic equity investments.

RECENT DEVELOPMENTS

From 2021 through 2024, we completed a series of foundational transactions and investments designed to build on our competencies and position us and certain new technologies to address the rapidly growing global demand for energy and to enhance our material development capabilities. Collectively, these transactions added the management, employees, facilities, intellectual properties, and other assets we needed to restructure and transform our company and businesses into leading innovators that commercialize and license technologies that enable the sustainable production of renewable energy, including lignocellulosic fuels, electrification metals and efficient mineral discovery.

The Company is commercializing all three of its lines of business, renewable fuels, renewable metals and sustainable mining, and making strategic investments in other decarbonizing technologies that either complement or enhance the financial, natural and social impacts of our businesses. The Company’s Comstock Fuels subsidiary executed a number of material agreements in 2025, including an exclusive license, development services agreement, and an investment agreement with Hexas Biomass, Inc. (“Hexas”); a series of related agreements for a $3 million incentive grant and $152 million public activity bond allocation with Oklahoma state agencies; an early adopter license agreement with SACL Pte. Limited (“SACL”) for use of the Comstock Fuels technologies in Australia, New Zealand, Vietnam, and Malaysia; an early adopter license agreement with Gresham’s Eastern (Pvt) Ltd (“Gresham’s”) for use of the Comstock Fuels technologies in Pakistan; a series of agreements with subsidiaries of Marathon Petroleum Corporation (“Marathon”) involving the purchase of $14,000,000 in Comstock Fuels equity as part of Comstock Fuels’ planned Series A Financing, subject to a $700,000,000 valuation cap, including $1,000,000 in cash and $13,000,000 in payment-in-kind assets comprised of equipment, related intellectual properties, and other materials located at Marathon’s former renewable fuel demonstration facility in Madison, Wisconsin (“Madison Facility”); and, a term sheet with Marathon to finalize an offtake agreement, a joint development agreement, and a warrant agreement to purchase additional equity in Comstock Fuels on or before June 30, 2025 (see Note 21 of the Notes to our Consolidated Financial Statements)

COMPETITIVE STRENGTHS

Our management team operates systemically and has deep experience in a diverse array of areas and industries, including renewable fuels, agriproducts, graphite, metals, mining, manufacturing, hazardous waste, and intellectual property research, development, and commercialization. We have core competencies in systemic management and innovating and scaling new technologies to commercial maturity, with significant expertise and know-how in the design, engineering, construction, integration, operation, and scaling of facilities based on our patented, patent-pending, and proprietary processes and other technologies and specific management methodologies. Our expertise, know-how, technologies, and patent position collectively comprise our primary competitive strengths, and form the basis for our growth plans and the value-added renewable energy, mineral discovery, process solutions, related services, and client licensing options. Our strategic and tactical plans rely on the commercialization of renewable energy technologies that shift the consumption patterns of industries and populations to support energy abundance, systemic decarbonization and a net zero carbon world.

BUSINESS OVERVIEW

Our Fuels Segment enables energy solutions and systemic decarbonization with proprietary technologies that convert woody and woody-like biomass into the intermediates and precursors needed to produce advanced short cycle fuels, including SAF, renewable diesel, cellulosic ethanol, gasoline, and other co-products.

Our Metals Segment is commercializing technologies that facilitate efficient recycling and reuse of a sustainable source of photovoltaics materials and residuals, thereby increasing the supply of high-demand metals while preventing pervasive environmental contamination.

Our Mining Segment is focused on more efficient, effective, and expedient discovery and development of precious metals and other resources and the sustainable, post productive uses of those properties in a manner that adds financial, environmental, and social value.

Our Strategic Investments Segment makes and manages investments that are prerequisite or enhancing to our technologies and/or system that either sustainably enable, support and/or accelerate the throughput from our Fuels, Metals and Mining Segments.

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

Our lignocellulosic fuels technology competes against the well-established and dominant petroleum-based fuel industry and, largely, with the much smaller (yet rapidly growing) biomass-based alternative fuels industry. In the United States and Canadian biomass-based fuels markets, our technology will also compete with independent biomass-based producers. Our cellulosic ethanol technology and customers will compete with ethanol produced by the well-established and highly fragmented U.S. corn ethanol industry, including from plants owned by farmers, cooperatives, oil refiners and retail fuel operators that may continue to operate even when market conditions are not favorable due to the benefits realized from their other operations. In all products and markets, the competition can represent single and multi-product companies that have substantially greater financial resources than we do.

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

We also operate in the solar panel recycling industry, where we face competition primarily from companies that focus on one type of recycling, some of which have more expertise in the recycling of that material than we do. We also compete against companies that have a substantial competitive advantage because of longer operating histories and greater financial and other resources. National or global competitors could enter the market with more substantial financial and workforce resources, stronger existing customer relationships, and greater name recognition, or could choose to target medium to small companies in our markets. Competitors could also focus their substantial resources on developing more efficient recovery solutions than our efficient processes planned for silver, cadmium, and other basic metal and material extraction. Competition can also place downward pressure on contract prices and royalties, which presents significant challenges to maintaining growth rates and sustainable margins.

CUSTOMERS

The Company is commercializing both its Fuels and Metals Segments, with a growing customer profile in each segment, and is not currently, nor does it foresee being dependent on one or a limited number of customers for its sales (see Note 19 of the Notes to our Consolidated Financial Statements).

REGULATORY MATTERS

Our Fuels Segment is sensitive to government programs and policies that affect the supply and demand for SAF, renewable diesel, ethanol, gasoline, other renewable fuels, and their intermediates, precursors, and derivatives, which in turn may impact our throughput.

The demand for cellulosic and carbon neutral fuels is rapidly increasing, and supply is virtually non-existent for the want of recently developed process technologies. RFS II is driving innovation by both requiring and incentivizing use of advanced cellulosic fuels. Under the RFS II, fossil fuel producers are required to purchase renewable fuels to meet RFS II quotas. The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to blend into their fuel supply each year based on their percentage of total fuel sales. The RFS II volume requirements apply to petroleum refiners and petroleum fuel importers in the 48 contiguous states and Hawaii, who are defined as obligated parties in the RFS II regulations. Obligated parties are required to incorporate a certain percentage of renewable fuel into their petroleum-based fuel or purchase credits in the form of renewable identification numbers from those who do. An obligated party’s RVO is based on the volume of petroleum-based fuel they produce or import. The largest U.S. petroleum refining companies, such as British Petroleum, Chevron, Citgo, ExxonMobil, Marathon Petroleum, PBS, Phillips 66, and Valero, represent the majority of the total RVO, with the remainder made up of smaller refiners and importers.

The RFS II requirements are based on two primary categories and two subcategories. The two primary categories are conventional renewable fuel, which is primarily satisfied by corn ethanol, and advanced biofuel, which reduces lifecycle GHG by at least 50% compared to petroleum-based fuel. The advanced biofuel category has two subcategories: cellulosic biofuel and biomass-based diesel, which can be satisfied with ethanol made from woody and woody-like biomass and renewable diesel, respectively. The total advanced biofuel requirement is larger than the combined cellulosic biofuel and biomass-based diesel requirement, thus requiring the use of additional volumes of advanced biofuels. The RFS II requirement for advanced biofuels can be satisfied by any advanced biofuel meeting the 50% GHG reduction requirement, including fuels produced with our leading, carbon reducing Lignocellulosic Fuels technologies.

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

Our Fuels, Metals, and Mining Segment activities are subject to various and extensive environmental and other regulations. We will be required to obtain and maintain various environmental permits to operate our plants and other facilities. Renewable fuel and metal production will involve the emission of various airborne pollutants, including particulate, carbon dioxide, oxides of nitrogen, hazardous air pollutants and volatile organic compounds.

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

We are generally required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies. The Nevada Revised Statutes (“NRS”) 519A to 519A.280 and Nevada Administrative Code 519A.010 to 519A.415 promulgated by the Nevada State Environmental Commission and the Nevada Division of Environmental Protection (“NDEP”), Bureau of Mining and Reclamation (“BMRR”) require a surety bond to be posted for mining projects so that, after completion of the work on such mining projects, the sites are left safe, stable and capable of providing for a productive post-mining use. Over the past five years, the Company has provided a reclamation surety bond, through the Lexon Surety Group, with the BMRR and the Bond Safeguard Insurance Company. The BMRR, with concurrence from Storey County, has approved our most recent mine reclamation plan, as revised, and our estimated total costs related thereto of approximately $6,663,000, including $6,163,000 for BMRR and $500,000 of additional reclamation surety bonding directly, with Storey County. In addition, the Company has a mine reclamation surety bond with Bond Safeguard Insurance Company of $2,036,072 for a total bonded amount for mining of $8,199,072. As part of the surety agreements, the Company agreed to pay a 2.0% annual bonding fee and signed a corporate guarantee. The Company has total cash collateral held on deposit for bonding of $3,184,804 at December 31, 2024. Comstock Metals also has an irrevocable letter of credit for the benefit of the State of Nevada at Nevada State Bank in the amount of $74,710.

CONTINGENCIES

Under Comstock’s insurance programs, coverage is obtained for catastrophic exposures, and those risks required to be insured by law or contract. Environmental (pollution), general liability and umbrella insurance is carried with policy limits of $2,000,000, $1,000,000 and $5,000,000 per occurrence, respectively. We also carry professional D&O liability, auto and worker’s compensation insurances.

From time to time, we are involved in claims and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

INTELLECTUAL PROPERTY

We protect our intellectual properties and our freedom to operate these technologies through a combination of patents, patent applications, license agreements, common law copyrights, and trade secrets. Comstock IP Holdings holds our portfolio of patented, patent-pending, and proprietary technologies. The earliest of our patents are scheduled to expire is in 2033, however, we have additional issued and pending patents that are expected to expire at later dates. We have developed and also used trade secrets to protect our know-how in the extraction, valorization, and processing of wasted or used resources.

HUMAN CAPITAL RESOURCES

The foundation of our Company is our employees, and our success begins with the attraction, alignment, retention, and development of our employees. We accomplish this, in part, through our systemic management practices, competitive compensation practices, systemic-based management and leadership training initiatives, and growth opportunities within the Company. We currently have 46 employees and employ sales, engineering, research, geological, regulatory, environmental, operating, financial, and administrative personnel. There is currently no union representation for any of our employees.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

All executive officers serve until such person resigns, is removed or is otherwise disqualified to serve or until such officer's successor is duly elected.

Name	Age *	Business Experience in the Past Five Years
Corrado De Gasperis	59	2015 to present	Executive Chairman, Chief Executive and Director
		2011 to 2015	Chief Executive Officer, President and Director
Kevin E. Kreisler	52	2022 to present	Chief Technology Officer and Director
		2021 to 2022	President, Chief Financial Officer and Director
		2005 to 2021	Founder, Chairman and CEO - GreenShift Corp.
William J. McCarthy	45	2021 to present	Chief Operating Officer
		2020 to 2021	Co-Founder, Chief Executive Officer - Mana Corp.
		2017 to 2021	Founder and Principal - Normandy Road Partners
David J. Winsness	56	2021 to present	President, Comstock Fuels Corporation
		2019 to 2021	Chief Executive Officer - Plain Sight Innovations
Rahul Bobbili	48	2021 to present	Chief Engineering Officer, Comstock Fuels Corp.
		2006 to 2021	CEO - Renewable Process Solutions, Inc.
Dr. Fortunato Villamagna	67	2023 to present	President, Comstock Metals LLC
		2012 to 2023	CEO - Paragon Waste Solutions, Paragon SW LLC
Matthew J. Bieberly	45	2024 to present	Chief Accounting Officer
		2023 to 2024	Director SEC Reporting and Disclosure
		2021 to 2022	Manager, DWC CPAs and Advisors
		2016 to 2021	Director SEC Reporting and Corporate Accounting - ONE Gas, Inc.
* As of January 1, 2025

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

RISK FACTOR SUMMARY

An investment in our securities involves risk. You should carefully consider the risk factors detailed below in Item 1A, Risk Factors, in addition to those discussed elsewhere in this report, in evaluating our Company, its business, its industry and prospects. These risks include, but are not limited to, those described in the following summary:

Business and Operating Risks

-	You may lose all or part of your investment.
-	We need additional capital, for investing in our business and to finance acquisitions and other strategic transactions.
-	We have a limited operating history.
-	We may never earn significant revenues from our operations.
-	We may be unable to manage our future growth.
-	We may not be able to successfully implement our growth strategy on a timely basis or at all.
-	We are exposed to global health, economic, supply chain, and market risks that are beyond our control.
-	The Renewable Fuel Standard, a federal law requiring the consumption of qualifying renewable fuels, could be repealed.
-	Loss of or reductions in federal and state government tax incentives for renewable fuel production or consumption may have a material adverse effect on our revenues and operating margins.
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

-	Our success will depend on acquiring, maintaining, and increasing feedstock supply commitments, as well as securing new customers and offtake agreements.
-	Our margins are dependent on the spread between the market prices for our renewable energy and the costs for our feedstocks.
-	Our operations depend on the availability of sufficient water supplies.
-	Owning property and water rights and options on property and water rights carries inherent risks.
-	We do not have proven or probable reserves.
-	The cost of our exploration, development and acquisition activities is substantial.
-	Estimated costs and timing are uncertain, which may adversely affect our expected production and profitability.
-	Resource and other material statements are estimates subject to uncertainty.
-	Market prices fluctuate and a downturn in our products prices could negatively impact our operations and cash flow.
-	Risk management transactions could significantly increase our operating costs and may not be effective.
-	Our results of operations could be significantly affected by the various wasted and unused natural resource feedstocks.
-	Results of operations or financial condition could be materially adversely affected due to disruptions in operations.
-	We may experience increased costs or losses resulting from the hazards and uncertainties associated with mining.
-	Our facilities and our customers' facilities will be subject to risks associated with fire, explosions, leaks, and natural disasters.
-	Storage and transportation of our renewable energy could cause disruptions in our operations.
-	Increases in transportation costs or disruptions could have a material adverse effect on our business.
-	Weather interruptions may affect, and delay proposed operations and impact our business plans.
-	Supplier disruptions could have an adverse effect on the results of our business operations.
-	We rely on contractors to conduct a significant portion of our operations and construction projects.
-	We operate in highly competitive industries and expect that competition will increase.
-	Technological advances could render some or all our plans obsolete and adversely affect our ability to compete.
-	Our business could be adversely affected if we are unable to protect our intellectual property, or others assert that our operations violate their intellectual property.
-	The success of our business depends on our ability to continuously innovate.
-	The success of our business depends on evolving, highly technical, and uncommonly qualified technical resources.
-	We may not be successful in developing our new products and services.
-	If we fail to introduce new products in a timely manner, we may be unable to acquire and/or lose market share and be unable to achieve revenue growth targets.
-	If we are unable to commercially release products that are accepted in the market or that generate significant revenues, our financial results will continue to suffer.
-	Product defects or problems with integrating our products with other vendors’ products may seriously harm our business and reputation.
-	We may encounter manufacturing or assembly problems for products.
-	Unfavorable economic conditions may have a material adverse effect on our business, results of operations and financial condition.
-	Natural disasters could materially adversely affect our business, results of operations or financial condition.
-	Illiquidity of investments could impede our ability to respond to changes in economic and other conditions.
-	Our business requires substantial capital investment, and we may be unable to raise additional funding.
-	Our authorized capital is and may continue to be insufficient for raising additional equity-based funding.
-	Nevada law and our articles of incorporation and bylaws contain anti-takeover provisions.
-	Our government grants are subject to uncertainty, which could harm our business and results of operations.
-

Governmental programs designed to incentivize the production and consumption of low-carbon fuels and carbon capture and utilization, may be implemented in a way that does not include products produced using our novel technology platform and process technologies or could be repealed, curtailed or otherwise changed.

-	Our industrial waste management services subject us to potential environmental liability.
-	If we cannot maintain our government permits or cannot obtain any or certain required permits, we may not be able to continue or expand our operations.
-	Changes in environmental regulations and enforcement policies could subject us to additional liability.
-	As our operations expand, we may be subject to increased exposure to litigation.
-	Our business and operations would suffer in the event of IT system failures or a cyber-attack.
-

We may use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

-	Our plans to expand our revenue sources through commercializing our market-ready technologies and developing new technology with commercial applicability may not be successful.
-	We face risks from doing business in international markets.
-	Our current and future licensing arrangements may not be successful and may make us susceptible to the actions of third parties over whom we have limited control.
-	We potentially face risks to our business and proprietary confidential information due to the use of artificial intelligence systems.

Legal, Regulatory and Compliance Risks

-	We may be subject to litigation.
-

Our operations are subject to strict environmental laws and regulations, including regulations and pending legislation governing issues involving climate change, which could result in added costs of operations and operational delays.

-

Failure to comply with governmental regulations, including EPA requirements relating to RFS II or new laws designed to deal with climate change, could result in the imposition of higher costs, penalties, fines, or restrictions.

-	Our ability to execute our strategic plans depends upon our success in obtaining a variety of required governmental approvals.
-	We are subject to federal and state laws that require environmental assessments and the posting of bonds.
-	Closure, reclamation, and rehabilitation costs could be higher than expected, and our insurance and surety bonds for environmental-related issues could be limited.
-

Our operations are subject to certain soil sampling and potential remediation requirements, and we are also potentially subject to further costs as the result of on-going government investigation and future remediation decisions.

-	Title claims against our properties could require us to compensate parties making such claims.
-	Mine operators are increasingly required to consider and provide benefits to their local communities.

Risks Related to Investments in Our Common Stock

-	The price of the Company’s common stock has and may continue to fluctuate significantly.
-	Our stock has historically been a penny stock with trading restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.
-	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
-	We may be delisted if we are unable to maintain the listing standards of the NYSE American stock exchange.
-	We do not expect to pay any cash dividends for the foreseeable future.
-	We may issue additional common stock or other equity securities in the future that could dilute current ownership interest.

Risks Related to Strategic Transactions

-	We have and may continue to pursue investments in other companies, acquisitions, divestitures, business combinations or other transactions with other companies.
-

We may undertake joint ventures, investments, projects and other strategic alliances and such undertakings, as well as our existing joint ventures, may be unsuccessful and may have an adverse effect on our business.

-	If we are unable to maintain existing or future strategic partnerships, or if these strategic partnerships are not successful, our business could be adversely affected.
-	We have invested capital in high-risk mineral, metals and other natural resource projects where we have not conducted sufficient exploration, development and engineering studies.
-	Our success in using AI for materials development in the quantum computing industry depends on our ability to operate without infringing the patents and other proprietary rights of third parties.
-

If we are unable to develop and commercialize new materials and product candidates based on our AI for materials development investments that are accepted in the market or that generate significant revenues, our financial results will continue to suffer.

-	Our strategic partnerships rely on the availability of third-party intellectual property.
-	We rely on third parties for certain cloud-based software platforms.

General Risk Factors

-	Our ability to execute our strategic plan depends on many factors, some of which are beyond our control.
-	Our business depends on a limited number of key personnel, the loss of whom could negatively affect us.
-	Our business may be adversely affected by information technology disruptions, including materials-based AI.
-

The Company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and share price, which could cause you to lose some or all of your investment.

-	Diversity in application of accounting literature in the mining and renewable industries may impact our reported financial results.
-	Our indebtedness and payment obligations could adversely affect our operations, financial condition, cash flow, and operating flexibility.
-	The estimation of mineral reserves and mineral resources is imprecise and depends on subjective factors.
-	Mineral resources do not have demonstrated economic value.

 ITEM 1A         RISK FACTORS

There are many important factors that have affected, and in the future could affect, our business, including, but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

An investment in our securities involves risk. You should carefully consider the following risk factors, in addition to those discussed elsewhere in this report, in evaluating our Company, its business, its industry and prospects. The risks described below are not the only ones facing us. Additional risks not presently known to us, or that we currently deem immaterial, may also have a material adverse effect on us. The following risks could cause our business, financial condition, results of operations or cash flows to be materially and adversely affected. In that case, the market price of our securities could decline, and you could lose all or part of your investment.

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

If we are unable to generate cash flows from our planned operating activities in our Fuels and Metals Segments, then it is unlikely that the cash generated from our Strategic Investments Segment will suffice as a source of the liquidity necessary for anticipated working capital requirements. There is no assurance that the Company’s initiatives to improve its liquidity and financial position will be successful, including increasing and maintaining a sufficient quantity of authorized common stock available for raising equity capital. Accordingly, there would be substantial risk that the Company would be unable to continue as a going concern. In the event of insolvency, liquidation, reorganization, dissolution or other winding up of the Company, the Company’s creditors would be entitled to payment in full out of the Company’s assets before holders of common stock would be entitled to any payment, and the claims on such assets may exceed the value of such assets.

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

Our reports of mineral resources, other mineralized material and grading are estimates and depend upon geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis, which may prove to be unpredictable. There is a degree of uncertainty attributable to the estimation of mineral resources and corresponding grades. Until mineral resources and other mineralized materials are actually mined and processed, the quantity of mineralized material and grades must be considered as an estimate only. In addition, the quantity of mineral resources and other mineralized materials may vary depending on metal prices. Any material change in the quantity of mineral resources, other mineralized materials, mineralization, grade or Stripping ratio may affect the economic viability of our properties. In addition, we can provide no assurance that gold recoveries or other metal recoveries experienced in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

Market prices fluctuate and a downturn in our product's prices could negatively impact our operations and cash flow.

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

The success of our business depends on evolving, highly technical, and uncommonly qualified technical resources that are becoming increasingly important to us. We will face significant competition in seeking and acquiring qualified, competent technical and systemically oriented employees.

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

If we fail to introduce new products in a timely manner, we may be unable to acquire and/or lose market share and be unable to achieve revenue growth targets.

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

We also cannot predict the length of time needed to find a willing buyer and to close the sale of investments or assets. The applicable markets are affected by many factors that are beyond our control. The nature of our properties, including our held- for-sale properties, may make it difficult for us to sell or develop those properties and could require considerable, additional capital to adapt the properties for sale or other productive uses, and could negatively affect our financial performance, including as a result of the following factors:

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

The construction and operation of potential future projects and various exploration projects will require significant funding. Our operating cash flow and other sources of funding may become insufficient to meet all of these requirements, depending on the timing and costs of development of these and other projects. As a result, new sources of capital may be needed to meet the funding requirements of these investments and fund our ongoing business activities. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, regulatory conditions, available authorized common stock, future commodity and other market prices, our operational performance, our current cash flow and debt position, among other factors. In the event of lower commodity and other market prices, unanticipated operating or financial challenges, or a further dislocation in the financial markets as experienced in recent years, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing operations, and retire or service all of our outstanding debt could be significantly constrained.

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

We and other participants in the biomass-based and low-carbon fuel industry rely on governmental programs requiring or incentivizing the production and consumption of fuels with lower carbon intensity than conventional fossil fuels and carbon capture and utilization. Biomass-based and low-carbon fuel has historically been more expensive to produce than petroleum- based fuel and these governmental programs support a market for biomass-based and low-carbon fuel that might not otherwise exist.

Some of the most important, relevant and applicable of these programs to us are the Renewable Fuel Standard II (RFS “II”), the California Low Carbon Fuel Standard (“CA LCFS”), and the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”). The RFS II is a federal law which requires that transportation fuels in the United States contain a minimum amount of renewable fuel, including the EPA setting annual minimum aggregate levels of consumption in four “nested” renewable fuel categories, including categories in which our fuel competes (including advanced biofuel, biomass-based diesel and cellulosic biofuel). The CA LCFS is another program that provides a strong incentive for production of renewable diesel and alternative jet fuel, and fuels produced through methods involving carbon capture and utilization. The Inflation Reduction Act is a federal law that makes available certain investment tax credits and production tax credits to promote clean energy development, including production of renewable diesel and alternative jet fuel, and fuels produced through methods involving carbon capture and utilization.

The United States Congress could repeal, curtail or otherwise change any of the above-mentioned programs in a manner adverse to us, such as by excluding products produced using our novel technology platform and process technologies. We cannot predict what changes, if any, will be instituted or the impact of any changes on our business, although adverse changes could seriously harm our business, results of operations and financial condition.

Lastly, while the efforts of other jurisdictions to mitigate climate change are expected to result in the adoption of similar programs like the RFS II or the CA LCFS, increasing stakeholder scrutiny of the GHG, reduction benefits attributable to low-carbon fuels production and consumption could dampen interest in the adoption of similar programs. While the products produced using our process technologies generally compare favorably with conventional low-carbon fuels, public sentiment against reliance upon low-carbon fuels or carbon capture and utilization as pathways to deep decarbonization could adversely affect our market opportunities.

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

If we cannot maintain our government permits or cannot obtain any or certain required permits, we may not be able to continue or expand our operations.

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

As our operations expand, we may be subject to increased exposure to litigation which could have a negative impact on our future financial results.

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

We may incorporate artificial intelligence (“AI”) solutions into our platform, offerings, services and features, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected.

The use of AI may result in allegations or claims against us related to violation of third-party intellectual property rights, unauthorized access to or use of proprietary information, failure to comply with open-source software requirements, and/or failure to comply with actual or asserted legal or other obligations. For example, should any of the information provided to AI platforms be compromised, misappropriated, or otherwise improperly exposed, we may be required to notify affected individuals and organizations, incur additional compliance costs, investigate and remediate the situation, defend ourselves against legal claims or regulatory investigations, and/or sustain reputational harm. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. Further, AI may produce inaccurate responses that could lead to errors in our decision-making, product development, or other business activities. Any of these outcomes could adversely affect our competitive position, results of operations, financial condition, and ability to achieve our strategic objectives. Lastly, AI presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

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

We have entered into a select number of product licensing agreements with companies that plan to produce and sell products requiring specialized expertise. We have also entered into a number of select licensing agreements pursuant to which we have granted third parties certain rights to distribute and sell our products in certain geographical areas outside of the United States. In the future, we may enter into additional licensing arrangements. Although we take steps to carefully select our licensing partners, such arrangements may not be successful. Our licensing partners may fail to fulfill their obligations under their license agreements or have interests that differ from or conflict with our own, such as the timing of new store openings, the pricing of our products and the offering of competitive products. In addition, the risks applicable to the business of our licensing partners may be different than the risks applicable to our business, including risks associated with each such partner’s ability to:

-	obtain capital;
-	exercise operational and financial control over its business;
-	manage its labor relations;
-	maintain relationships with suppliers;
-	manage its credit and bankruptcy risks; and
-	maintain customer relationships.

Any of the foregoing risks, or the inability of any of our licensing partners to successfully market our products or otherwise conduct its business, may result in loss of revenue and competitive harm to our operations in regions or product categories where we have entered into such licensing arrangements.

We face risks to our business and proprietary confidential information due to the use of artificial intelligence systems.

Our employees utilize third-party artificial intelligence ("AI") tools and services—such as ChatGPT, Grok, Microsoft Copilot, and similar solutions—through the Company’s paid accounts with such tools and services to assist with coding, content creation, data analysis, and other business functions. The use of these AI-driven technologies presents inherent risks. These systems often rely on cloud-based platforms or large language models maintained by third-party vendors, over which we have limited visibility and control. As a result, information exchanged with these systems may not remain confidential, secure, or protected in the manner we intend, which poses risks to the protection of data, including the potential exposure of our proprietary confidential information to unauthorized recipients and the misuse of our or third-party intellectual property.

While we limit our employees’ use of these paid third-party AI tools and services as well as open-source AI tools in accordance with our internal guidelines and procedures, the internal governance of the use of these technologies can be challenging, and our employees and consultants may use these tools on an unauthorized basis and our partners may use these tools, which poses additional risks relating to the protection of data, including the potential exposure of our proprietary confidential information to unauthorized recipients and the misuse of our or third-party intellectual property. For example, employees may input proprietary, confidential, or otherwise sensitive data into AI tools, thereby exposing that information to potential unauthorized access, data harvesting, or exploitation. The policies and technical safeguards employed by AI service providers, including safeguards on paid accounts, may be insufficient to prevent data leakage or misuse.

Additionally, the evolving regulatory environment governing the use and disclosure of personal and sensitive data—coupled with ongoing cybersecurity threats—further exacerbates the risk that our data could be improperly accessed, stored, or disclosed.

LEGAL, REGULATORY AND COMPLIANCE RISKS

Our operations are subject to strict environmental laws and regulations, including regulations and pending legislation governing issues involving climate change, which could result in added costs of operations and operational delays, and could have a material adverse effect on our business.

Our operations are subject to strict environmental regulations, which could result in additional costs and operational delays. All phases of our operations are subject to environmental regulation. Environmental legislation is evolving in the United States generally, and Nevada specifically, in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. There is no assurance that any future changes in environmental regulation will not negatively affect our projects. At the state level, mining operations in Nevada are regulated by the NDEP. Nevada state law requires our Nevada projects to hold Nevada water pollution control permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water. In addition, we are required to hold Nevada reclamation permits required under Nevada law. These permits mandate concurrent and post- mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have a negative impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees or surety requirements.

Failure to comply with governmental regulations, including EPA requirements relating to RFS II or new laws designed to deal with climate change, could result in the imposition of higher costs, penalties, fines, or restrictions on our operations and remedial liabilities.

The industries in which we operate are subject to extensive federal, state and local laws and regulations, and we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination, and regardless of whether current or prior operations were conducted consistent with the accepted standards of practice. In addition, we and/or our customers will be subject to similar laws and regulations in Europe and Canada for the renewable energy we sell there. Compliance with these laws, regulations and obligations could require substantial capital expenditures. Changes in environmental laws and regulations occur frequently, and changes resulting in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us and/or our customers to make significant expenditures to attain and maintain compliance. Climate change continues to attract considerable attention globally. Numerous proposals have been made and could continue to be made at the international, national, regional, state and local levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate future emissions. As a result, our operations are subject to a series of regulatory, litigation and financial risks associated with the production and transportation of biofuel products and emission of GHGs. The potential effects of GHG emission limits on our business are subject to significant uncertainties based on, among other things, the timing of the implementation of any new requirements, the required levels of emission reductions, and the nature of any market-based or tax- based mechanisms adopted to facilitate reductions. Compliance with changes in laws and regulations relating to climate change could increase our costs of operating and could require us to make significant financial expenditures that cannot be predicted with certainty at this time. We are subject to various laws and regulations including RFS II, BTC, LCFS, and other jurisdictions. These regulations are highly complex and continuously evolving, requiring us to periodically update our systems to maintain compliance, which could require significant expenditures. The EPA has issued regulations to establish quality assurance requirements and regulations related to the generation and sale of RINs. Any violation of these regulations by us, could result in significant fines and harm our customers’ confidence in the RINs we issue, either of which could have a material adverse effect on our business.

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

Closure, reclamation, and rehabilitation costs could be higher than expected, and our insurance and surety bonds for environmental-related issues could be limited.

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

The market price of our common stock is subject to volatility, has fluctuated, and may continue to fluctuate significantly due to, among other things, changes in market sentiment regarding our operations, financial results or business prospects, the mining, metals, recycling or environmental remediation industries generally, coordinated trading activities, large derivative positions or the macroeconomic outlook. The price of our common stock has been, and may continue to be, highly volatile in response to our recent transactions. Certain events or changes in the market or our industries generally are beyond our control. In addition to the other risk factors contained or incorporated by reference herein, factors that could impact our trading price include:

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

-	legislative or regulatory changes affecting our industry generally or our business and operations specifically;
-	the operating and stock price performance of companies that investors consider to be comparable to us;
-	announcements of strategic developments, acquisitions, restructurings, dispositions, financings and other material events by us or our competitors;
-	expectations of (or actual) equity dilution, including the actual or expected dilution to various financial measures, including earnings per share, that may be caused by equity offerings;
-	actions by our current shareholders, including future sales of common stock by existing shareholders, including our directors and executive officers;
-	proposed or final regulatory changes or developments;
-	anticipated or pending regulatory investigations, proceedings, or litigation that may involve or affect us; and
-

other changes in U.S. or global financial markets, global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity prices, credit or asset valuations or volatility.

Our stock has historically been a penny stock with trading restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

Our stock has historically been a penny stock. Rule 3a51-1 generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. When our securities are covered by the penny stock rules, additional sales practice requirements are imposed on broker-dealers that sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 (excluding one’s primary residence), or annual income exceeding $200,000 individually or $300,000 jointly with their spouse. The penny stock rules (including Rule 15g-9) require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock. The Financial Industry Regulatory Authority ("FINRA") sales practice requirements may also limit a stockbroker’s ability to buy or sell our stock. In addition to the “penny stock” rules promulgated by the SEC, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker- dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretation of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy or sell our stock and have an adverse effect on the market for our shares.

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

We are currently authorized to issue 245,000,000 shares of common stock, of which 23,507,577 shares were issued and outstanding at December 31, 2024, and 50,000,000 shares of preferred stock, of which no Preferred Shares are outstanding at December 31, 2024. To maintain its capital at desired levels or to fund future growth, the board may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock.

RISKS RELATED TO STRATEGIC TRANSACTIONS

We have and may continue to pursue investments in other companies, acquisitions, divestitures, business combinations or other transactions with other companies, involving our properties or new properties, which could harm our operating results, may disrupt our business and could result in unanticipated accounting charges.

We have made, and could make in the future, investments in other companies, including privately-held companies in a development stage, including Green Li-ion and most recently RenFuel. Many of these equity investments in private companies are inherently risky because the companies’ businesses may never develop, and we may incur losses related to these investments.

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

We cannot forecast the number, timing or size of future transactions, or the effect that any such transactions might have on our operating or financial results. Furthermore, potential transactions, whether or not consummated, will divert our management’s attention and may require considerable cash outlays at the expense of our existing operations. In addition, to complete future transactions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write- downs of acquired assets, which could adversely affect our profitability.

We may undertake joint ventures, investments, joint projects and other strategic alliances and such undertakings, as well as our existing joint ventures, may be unsuccessful and may have an adverse effect on our business.

We have grown our business, in part, through strategic alliances and acquisitions, including through our shift to climate-smart mining and related development projects for the extraction of lithium and the development and commercialization of next generation technologies to reduce the carbon footprint. We continually evaluate and explore strategic opportunities as they arise, including product, technology, business or asset transactions. Such undertakings may not be successful or may take a substantially longer period than initially expected to become successful, and we may never recover our investments or achieve desired synergies or economies from these undertakings. This notwithstanding, we may in the future continue to seek to grow our operations in part by entering into joint ventures, or undertaking investments, joint projects or other strategic alliances with third parties in diversified precious and strategic metals production, renewable processing of natural resources, recycling and quantum computing based materials engineering. These activities involve challenges and risks in negotiation, execution, valuation and integration, and closing of the transactions could be delayed or prevented by regulatory approval requirements, including permitting issues, or other conditions. Any current or future agreements that we may enter into also could expose us to new operational, regulatory, market, litigation and geographical risks as well as risks associated with significant capital requirements, the diversion of management and financial resources, unforeseen operating difficulties and expenditures, sharing of proprietary information, loss of control over day-to-day operations, non-performance by a counterparty, potential competition and conflicts of interest. In addition, we may not be successful in finding suitable targets on terms that are favorable to us, or at all. Even if successfully negotiated and closed, expected synergies from a joint venture, investment or other strategic alliance may not materialize, may not advance our business strategy, may fall short of expected return-on- investment targets or may not prove successful or effective for our business. We may also encounter difficulty integrating the operations, personnel and financial and operating systems of an acquired business into our current business. Given the specialized nature of our quantum computing and engineering based strategic partners, we may not succeed in attracting and retaining specialized technical support including quantum computing programming and material science competencies or maintaining access to the specialized scientific resources and infrastructures we require to continue to integrate, develop and grow our business. Our growth may be limited by insufficient financial resources and competition in the developing industries in which we invest. We may need to raise additional debt funding or sell additional equity securities to enter into such joint ventures or make such acquisitions. However, we may not be able to obtain such debt funding or sell equity securities on terms that are favorable to us, or at all. The raising of additional debt funding by us, if required and available, would result in increased debt service obligations and could result in additional operating and financing covenants, or liens on our assets, that would restrict our operations. The sale of additional equity securities, if required and available, could result in dilution to our stockholders.

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

We have invested capital in high-risk mineral, metals and other natural resource projects where we have not conducted sufficient exploration, development and engineering studies.

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

If we are unable to commercialize and release new products candidates that are accepted in the market or that generate significant revenues, our financial results will continue to suffer.

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

The revenues and profits of our enterprise and certain of our strategic investments involve the creation of new industries and markets are generally dependent upon many variables. Our customer appeal depends upon factors which cannot be reliably ascertained in advance and over which we have no control, such as unpredictable customer needs and competitive products. As with any new business enterprise operating in a specialized and intensely competitive market, we are subject to many business risks which include, but are not limited to, unforeseen marketing difficulties, excessive research and development expenses, unsuccessful development projects, including, for example, those for new materials. This could include an inability to successfully simulate existing and new materials, synthesize those simulated materials and generating new materials and/or commercialize them profitably. This could also include unforeseen negative publicity, competition, product liability issues, manufacturing and logistical difficulties, and lack of operating experience. Many of the risks may be unforeseeable or beyond our control. There can be no assurance that we or our strategic investments or our businesses can or will successfully implement the respective business plans in a timely or effective manner, that we will be able to generate sufficient interest in our product candidates, or that we will be able to market and sell enough products and services to generate sufficient revenues to continue as a going concern.

Our success in development in the artificial intelligence for materials development industry depends on our ability to operate without infringing the patents and other proprietary rights of third parties.

The success of our strategic partnerships in the artificial intelligence industry and the subsequent use of AI-based intellectual property in the mining, electrification and fuels fields of use will depend in part on our ability to operate without infringing the proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, or offer for sale our future approved products or impair our competitive position. Our research, development and commercialization activities with regard to AI-based intellectual property for mining, electrification, and fuels applications may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Patents that we may ultimately be found to infringe could be issued to third parties. Third parties may have or obtain valid and enforceable patents or proprietary rights that could block us from developing AI-based property for mining, electrification, and fuels applications. If our intellectual property usage was to be found to infringe any such patents, and we were unable to invalidate those patents, or if licenses for them are not available on commercially reasonable terms, or at all, our business, financial condition and results of operations could be materially harmed. Furthermore, even if a license is available, it may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. Our failure to maintain a license for any technology that we require may also materially harm our business, financial condition and results of operations, and we would be exposed to a threat of litigation. Our success may be harmed by potential uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. If we are unable to obtain, maintain and enforce patent and trade secret protection for quantum intellectual property for mining, batteries, and carbon capture applications and related technology, our business could be materially harmed. Additionally, our intellectual property rights or proprietary information may be jeopardized or invalidated if strategic partners do not properly maintain and defend such information. Conflicts with our strategic partners over proprietary rights, ownership of intellectual property, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of new developments, or might result in litigation or arbitration, any of which would be time-consuming and expensive.

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

Our business may be adversely affected by information technology disruptions, including materials-based AI.

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

Diversity in application of accounting literature in the mining and renewable industries may impact our reported financial results.

The mining industry has limited industry-specific accounting literature and, as a result, we understand diversity in practice exists in the interpretation and application of such literature to mining-specific issues. As diversity in mining industry accounting is addressed, we may need to restate our reported results if the resulting interpretations differ from our current accounting practices. See Note 1 of the Notes to Consolidated Financial Statements.

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

To date, risks from cybersecurity threats have not previously materially affected us, and we currently do not expect that the risks from cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. The sophistication of cyber threats continues to increase, and the preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. Accordingly, no matter how well designed or implemented our controls are, we will not be able to anticipate all security breaches of these types, including security threats that may result from third parties improperly employing AI technologies, and we may not be able to implement effective preventive measures against such security breaches in a timely manner. See Item 1A: Risk Factors above for additional information on risk related to cyber attacks.

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

ITEM 2         PROPERTIES

The following table summarizes our business segments that use our properties described below.

Business Segment	Property
Fuels	Research and Development Pilot Facility
Metals	Commercial Demonstration Facility
Mining	Mining Properties and Haywood Property

RESEARCH AND DEVELOPMENT PILOT FACILITY

On April 16, 2021, the Company entered into an asset purchase agreement with American Science and Technology Corporation (“AST”), pursuant to which the Company agreed to purchase substantially all of the real and personal property located at 6445 Packer Drive, Wausau, Wisconsin 54401 (“Research and Development Pilot Facility”), including bench and pilot scale processing equipment used in connection with some of our lignocellulosic fuels and refining processes (the “AST Asset Purchase Agreement”). Further, the Company is party to three license agreements with AST (the “AST License Agreements”) that provide for full use of the Research and Development Pilot Facility and all machinery and equipment located therein until April 30, 2025. Under the AST Asset Purchase Agreement, the Company agreed to acquire substantially all of AST’s assets in exchange for $3,500,000 due on April 30, 2024, extendable to April 30, 2025, in addition to $35,000 per month from May 1, 2022 to April 30, 2025. Concurrently and in connection with the entry into the AST Asset Purchase Agreement, the Company and AST entered into the AST License Agreements (see Note 6 and Note 8 of the Notes to Consolidated Financial Statements). The Company also entered into three license agreements with AST in connection with the AST Asset Purchase Agreement.

All of the assets purchased under the agreement are being used for research and development activities. The machinery and equipment acquired was built for a specific purpose and is being used in testing for development of the technology required to process woody biomass into intermediate materials that can be converted into paper products and fuels. These assets have no alternative future use. The facility purchased is an industrial property located in Wausau, Wisconsin with an alternative use. Since its inception, payments under this contract were allocated to the separate lease and non-lease components of the contract based on their initial relative standalone estimated fair values.

On April 2, 2024, the Company and AST amended the AST License Agreements and the AST Asset Purchase Agreement (the “License Agreement Amendments”) to allow for some or potentially all of the future obligation to be paid by the Company with shares of its common stock. Changes to the agreements as a result of the amendment include:

•	The Company issued 497,500 shares of its common stock to AST pursuant to the amendment,
•	On or before April 30, 2025, the Company is to pay AST an amount equal to $3,500,000 minus the net cash proceeds AST received from the sale of Company shares of common stock,
•	Interest payments on $3,500,000 at a rate of 12% per annum, with interest starting on May 1, 2024, and calculated pursuant to the terms of the License Agreement Amendments (the “True Up Payment”),
•	The Company is to pay AST $35,000 rental payment per month from May 1, 2024 to April 30, 2025, and
•	On April 30, 2025, if the value of the unsold Company shares plus the net cash proceeds received by AST with respect to the sale of Company shares exceeds the True Up Payment, such excess shall be applied towards and reduce the consideration paid pursuant to the AST License Agreement on a pro rata basis.

On April 10, 2024, pursuant to the License Agreement Amendments, the Company issued 497,500 shares of common stock of the Company to AST with a fair value of $1,587,025 determined by the closing price per share of our common stock. The fair value of $1,587,025 for the 497,500 issued shares of common stock was allocated as a reduction to the lease liability of $378,845 and recognition of research and development expense of $1,208,180. The amendment resulted in an increase in the right-of-use asset and lease liability of $114,059.

For the years ended December 31, 2024 and 2023, the Company recognized $1,527,920 and $319,740, respectively, of research and development expense associated with payments under this agreement. As of December 31, 2024, AST sold 24,325 shares of the Company's common stock for net proceeds of $82,316. As of December 31, 2024, the Company recognized interest expense of $281,578 in connection with the 12% stated interest rate pursuant to the terms of the True Up Payment.

COMMERCIAL DEMONSTRATION FACILITY

On August 15, 2023, the Company, as lessee, signed a Real Estate and Building Lease Agreement (the “SCP Building Lease”) with Sierra Clean Processing LLC (“SCP”) to lease real property and improvements located in Silver Springs, Nevada. The SCP Building Lease is under a five-year term commencing on August 1, 2023, subject to automatically renew for an additional five-year term. Under the SCP Building Lease, rental expense is $4,680 per month with an annual rent increase of 3% and all lease payments were recognized as rental expense. At lease inception, the SCP Building Lease was classified as an operating lease with a lease term of five years. At August 15, 2023, the Company recognized a right-of-use asset and lease liability of $213,925 and $213,925, respectively, at a discount rate of 13.57%. For the years ended December 31, 2024 and 2023, the fixed operating lease expense was $59,632 and $24,847, respectively. The Company's chief executive officer is an executive and director of SCP.

On July 1, 2024, the Company, as lessee, signed a Real Estate and Building Lease Agreement (the “SCP Real Estate and Building Lease”) with SCP to lease real property and improvements located in Silver Springs, Nevada. The SCP Real Estate and Building Lease is under a five-year term commencing on August 1, 2024, subject to automatically renew for an additional five-year term. Under the lease, rental expense is $70,000 per month for the first twelve rent payments, $75,000 per month for the next twelve months and $80,000 per month for the last thirty-six months of the lease term and all lease payments were recognized as rental expense. Under the SCP Real Estate and Building Lease, rent will commence and remain at $30,000 per month until all necessary and required permits are secured and operations commence.  At lease inception, the SCP Real Estate and Building Lease was classified as an operating lease with a lease term of ten years based on the assumption that the Company will elect to extend the lease. At August 1, 2024, the Company recognized a right-of-use asset and lease liability of $4,567,814 and $4,567,814, respectively, at a discount rate of 12.95%. For the years ended December 31, 2024 and 2023, the fixed operating lease expense was $363,125 and $0, respectively. The Company's chief executive officer is an executive and director of SCP.

HAYWOOD PROPERTY

On April 7, 2022, as amended on November 7, 2022, the Company contracted to purchase Haywood quarry and industrial property (the “Haywood Property”) from Decommissioning Services LLC (“Decommissioning Services”) for $2.1 million, payable in $50,000 of cash and 150,000 shares of common stock of Comstock with a total value of $2,295,000. The Haywood Property represents approximately 190 industrial acres in Lyon County, Nevada, and is part of one of the larger industrial parks in Lyon County. The property has power, water and highway access. The Company plans to employ a portion of the property for the storage of end-of-life electrification products.

The closing of the Haywood Purchase Agreement is contingent on liquidation of the shares and receipt of the full purchase price by Decommissioning Services. The Company agreed to make up any shortfall if the proceeds from the sale of the shares plus the deposit are less than $2.2 million, and Decommissioning Services agreed to refund any excess proceeds. This contractual stock consideration has been recognized as a derivative on the consolidated balance sheets (see Note 14 of the Notes to the Consolidated Financial Statements).

On April 2, 2024, the Company and Decommissioning Services amended the Haywood Purchase Agreement to extend the latest date of the closing to June 30, 2025, and to increase the purchase price by $100,000 to $2.2 million. Pursuant to the amendment, the Company will pay $75,000 per month to Decommissioning Services, with $15,000 of each payment applied to rent expense and $60,000 of each payment applied to the $2.2 million purchase price, until the sum of such applied cash amounts plus previous cash payments plus the net proceeds from the sale of the Company common stock equals $2.2 million. On April 11, 2024, pursuant to the amendment, the Company issued 150,000 shares of common stock of the Company to Decommissioning Services with a fair value of $509,850. The payment was applied against the make-whole derivative liability associated with the common stock. The increase in purchase price from $2.1 million to $2.2 million increased the right-of-use finance lease asset and the make-whole derivative liability by $100,000 (see Note 8 of the Notes to the Consolidated Financial Statements). For the years ended December 31, 2024 and 2023, the Company paid Decommissioning Services $420,000 and $200,000, respectively, which resulted in a decrease in contractual stock consideration (see Note 14 of the Notes to the Consolidated Financial Statements).

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

MINING PROPERTIES

The following description of our mining properties is qualified in its entirety by reference to the Technical Report Summary (the "TRS") for each of the properties included as exhibits to this Report and incorporated by reference into this Item 2. The information about our mining properties in this Report has been prepared in accordance with the requirements of S-K 1300, which requires us to disclose our mineral resources, in addition to any mineral reserves, as of the end of our most recently completed fiscal year, individually and in the aggregate, for each of our material mining properties.

Summary Disclosure

The Comstock Lode was discovered in 1859. From 1860 to 1960, the district yielded more than eight million ounces of gold and 192 million ounces of silver, from workings greater than 3,000 feet below the surface. We have consolidated the most significant portions of the historic Comstock Lode mining district, conducted surface and airborne geophysical studies, drilled extensively, and developed detailed numerical models of the mineralization. We have secured permits, built an infrastructure, and completed two phases of test production. The Company will continue amassing what has become the single largest known repository of historical and current geological data on the Comstock region.

Comstock and its subsidiaries own, control, or retain interests in mineral properties covering 6.5 miles of strike-length on the Comstock and Silver City lodes, including fee ownership of real properties, patented mining claims, unpatented mining claims administered by the BLM, one LLC membership interest (providing exclusive rights to exploration, development, mining and production), and royalty interests in patented and unpatented mining claims, totaling 8,482 acres (due to overlapping interests, the combined area is approximately 7,530 acres).

Comstock owns or controls 78 patented lode mining claims totaling 846 acres with surface parcels increasing the total to 2,114 acres, 194 unpatented lode mining claims, 38 unpatented placer claims, and one mill site claim administered by the BLM totaling 3,075 acres.

Comstock’s royalty interests include a 1.5% NSR minerals royalty on property owned by Mackay or controlled by Mackay through five mineral exploration leases. This royalty property includes 50 patented lode mining claims totaling 539 acres with surface parcels increasing the total to 695 acres, and 174 unpatented lode mining claims totaling 2,597 acres.

Because of the Comstock Lode's historical significance, the geology is well known and has been extensively studied. We have expanded our understanding of the geology through vigorous surface mapping and drill hole logging. The volume of geologic data is significant, particularly in the Lucerne and Dayton resource areas. We have accumulated a large library of historical data and detailed surface mapping of Comstock Mineral Estate properties and continue to obtain historical information from public and private sources. We integrate this data with information obtained from our mining operations to target prospective geological exploration areas and plan exploratory drilling programs, including expanded surface and underground drilling.

We have completed extensive geological mapping, sampling and drilling on a limited portion of our Mineral Estate property, particularly the Lucerne and Dayton resource areas, in order to characterize the mineralized material. We have performed metallurgical testing, mine planning and economic analysis. We conducted extensive test mining operations from 2004 through 2006 and 2012 through 2016. We have not established reserves that meet the requirements of S-K 1300 and therefore, we are an exploration stage issuer, and our Comstock properties are all exploration stage properties. We published a third-party, S-K 1300 Technical Report Summary for our Dayton Resource Area's gold and silver resources in November 2022.

We have identified many exploration targets in our Mineral Estate and, to date, have focused on subsets of our Mineral Estate, including the Dayton and Lucerne resource areas, and the Oest and Spring Valley exploration targets (collectively, our “Exploration Targets”). We own or control 100% of the properties in these target areas.

Comstock District
Land Position 2024
Legend
V&T Railroad
Counties
Sections
Comstock Interests
Comstock Control
Patent, Fee
Unpatented
Royalty Interests
Patent, Fee
Unpatented
N
Feet
0
750
1,500
3,000
1 inch = 2,755 feet
As-of: 12/31/2024
Gold Hill Targets
Occidental Target
American Flat
Lucerne Resource
Dayton Resource
Oest Target
Spring Valley Target
Amazon Target
Gold Canyon Place

A summary overview of each material property is as follows:

Property:	Dayton – Spring Valley Project
Stage:	Exploration
Location:	Lyon County, Nevada
Ownership:	100%
Titles and Mining Claims:	68 unpatented lode claims, 38 unpatented placer claims (1,937 acres), 37 patented lode claims (529 acres), and 21 surface parcels (592 acres).
Key Permit Conditions:	Private and BLM administered land. Required state permits in place for exploration on private land.
Mine Type:	Open Pit Heap Leach
Mineralization Styles:	Resembles the geometry of a volcanic autoclastic dome. Late-stage manganiferous calcite-quartz-adularia veining and silicified breccia zones with drusy quartz filling fractures and stockwork veinlets.
Other:	a. Certain properties have royalty interests ranging from 1.5% to 2.0%
b. A security interest in certain parcels has been granted to Alvin Fund LLC

Property:	Lucerne Project
Stage:	Exploration
Location:	Storey County, Nevada
Ownership:	Majority 100%; certain claims 50% through membership in Northern Comstock LLC
Titles and Mining Claims:

70 unpatented lode claims (444 acres), 14 patented lode claims (104 acres), and 24 surface parcels (59 acres) owned by Comstock; 12 unpatented lode claims (44 acres), 20 patented lode claims (167 acres), and 15 surface parcels (42 acres) owned by Northern Comstock LLC.

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

Other:	a. Certain properties have royalty interests ranging from 1.0% to 2.15%
b. Fully permitted, dedicated processing facility in American Flat

Property:	Northern Targets
Stage:	Exploration
Location:	Storey County, Nevada
Ownership:	Owned or leased by Mackay Precious Metals Inc. Comstock retains a 1.5% NSR royalty.
Titles and Mining Claims:	174 unpatented lode claims (2,597 acres), 50 patented lode claims (539 acres), and 106 surface parcels (156 acres) controlled by Mackay.
Key Permit Conditions:	Private and BLM administered land.
Mine Type:	Potential for Underground or Open Pit
Mineralization Styles:	Zones of structurally prepared volcanic rock with multiple episodes of epithermal veins, hydrothermal breccias, and stockwork veinlets. Additional mineralization is associated with porphyry dikes, mafic dikes, and sills that have intruded the volcanic host rocks.
Other:	a. Certain properties have underlying royalty interests ranging from 1.0% to 5.0%

The following tables summarize our estimated mineral resources as of December 31, 2024 and 2023 for each of our exploration projects:

Gold Mineral Resources as of December 31, 2024 and 2023(1,2,4)

	Measured			Indicated			Measured + Indicated			Inferred
	Mineral Resources			Mineral Resources			Mineral Resources			Mineral Resources
	Tons	Grade	Ounces	Tons	Grade	Ounces	Tons	Grade	Ounces	Tons	Grade	Ounces
	(000s)	(oz/ton)	(000s)	(000s)	(oz/ton)	(000s)	(000s)	(oz/ton)	(000s)	(000s)	(oz/ton)	(000s)
Dayton(3)	2,650	0.030	80	7,620	0.028	213	10,270	0.029	293	3,740	0.024	90

Silver Mineral Resources as of December 31, 2024 and 2023(1,2,4)

	Measured			Indicated			Measured + Indicated			Inferred
	Mineral Resources			Mineral Resources			Mineral Resources			Mineral Resources
	Tons	Grade	Ounces	Tons	Grade	Ounces	Tons	Grade	Ounces	Tons	Grade	Ounces
	(000s)	(oz/ton)	(000s)	(000s)	(oz/ton)	(000s)	(000s)	(oz/ton)	(000s)	(000s)	(oz/ton)	(000s)
Dayton(3)	2,650	0.252	670	7,620	0.190	1,450	10,270	0.206	2,120	3,740	0.129	480

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

(3)

Dayton mineral resources are current as of December 31, 2024 and were prepared by Behre Dolbear & Company (USA), Inc. on November 30, 2022. Resources were constrained within a pit shell based on metal prices of $1,800 per ounce of gold and $20.22 per ounce of silver, and reported using a gold cutoff of 0.007 ounce per ton.

(4)	Rounding of short tons, grades, and troy ounces, as required by reporting guidelines, may result in apparent discrepancies between tons, grades, and contained metal contents.

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

The mineral property includes 68 unpatented lode claims, 38 unpatented placer claims (1,937 acres), 37 patented lode claims (529 acres), and 21 surface parcels (592 acres). The Company fully owns these properties, except for the Haywood Property, which the Company has full access to and is controlled by a purchase agreement, with the final payment due in 2025, and pays annual claim fees to the BLM for each of the unpatented claims.

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

Comstock performed detailed sampling in the Dayton adit in 2018. Additional work includes a ground-magnetic geophysical survey in 2011, and an airborne, 3-D magnetic/electromagnetic geophysical survey over all the Company’s Mineral Estate properties in 2020.

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

Technical Report Summary

The Company commissioned a TRS, authored by Behre Dolbear & Company (USA), Inc. The TRS was effective November 1, 2022 and was published November 30, 2022. The report remains current as of December 31, 2024 and 2023.

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

Economic Parameters
Metal Prices
Au price	$1,800 per oz
Ag price	$20.22 per oz

Processing and Refining
Au Recovery	80.0%
Ag Recovery	50.0%
Refinery Fee	1.5%

Costs per Ton
Mining	$2.50
Process	$5.50
G&A	$1.00
Reclamation	$0.50

Total ($/ton)	$9.50

Summary of Estimated Mineral Resources as of December 31, 2024 and 2023(1,2,3,4,5)

				Contained
		Au	Ag	Au	Ag
	Tons	(opt)	(opt)	(oz)	(oz)
Measured	2,650,000	0.030	0.252	80,000	670,000

Indicated	7,620,000	0.028	0.190	213,000	1,450,000

Measured and Indicated	10,270,000	0.029	0.206	293,000	2,120,000

Inferred	3,740,000	0.024	0.129	90,000	480,000

(1)	The Qualified Person firm responsible for the mineral resources estimate is Behre Dolbear & Company (USA), Inc.
(2)	Mineral resources comprised all model blocks at a 0.007 oz/ton gold cut-off that lie within an economic pit shell.
(3)	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
(4)	The effective date of the resource estimate is November 1, 2022. The assumptions were current at December 31, 2024 and 2023.
(5)	Rounding may result in apparent discrepancies between tons, grade, and contained metal content.

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

The mineral property includes 82 unpatented lode claims (488 acres), 34 patented lode claims (271 acres), and 39 surface parcels (101 acres), all owned by Comstock, or controlled through Comstock’s 50% membership interest in Northern Comstock LLC (“Northern Comstock”). The Company pays annual claim fees to the BLM for each of the unpatented claims.

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

PART II

ITEM 5         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES

COMMON STOCK

Our common stock is traded on the NYSE American exchange under the symbol LODE. The last reported sale price of our common stock on the NYSE American on March 4, 2025, was $2.41 per share. At March 4, 2025, the number of holders of record was 430.

SALE OF UNREGISTERED SECURITIES

See Note 13 of the Notes to our Consolidated Financial Statements for information on our sale of unregistered securities.

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

REVERSE STOCK SPLIT

On February 24, 2025, the Company effected a one-for-ten (1:10) reverse stock split of its issued and outstanding shares of common stock. In connection with the reverse split, all shares of common stock, stock options, per-share and warrant amounts for all periods presented have been adjusted retrospectively to reflect this reverse stock split. This recast ensures comparability across all periods presented and does not impact previously reported net income (loss), total assets, or total liabilities. The reverse stock split did not impact the total stockholders’ equity, the number of authorized shares of common stock, or the par value per share.

OVERVIEW

Comstock innovates and commercializes technologies that extract and convert under-utilized natural resources into clean energy products, including remarkable new technologies that produce renewable fuels from waste and other forms of woody biomass and electrification metals from end-of-life electronics. We are also developing and using artificial intelligence technologies for advanced materials development, and preparing our defined mineral resources for mining and monetization.

Our goal is to build extraordinary shareholder value by using systemic management practices, disciplined frontier scientific discovery, and applied engineering to innovate, develop, and commercialize technologies that facilitate the increased production, storage, distribution, and use of clean energy across entire industries. Our operations primarily involve innovating, developing, deploying, and monetizing clean energy technologies with integrated teams in dedicated lines of business, including renewable fuels, metals, and mining. Our plans to generate revenue and throughput involve using and licensing our technologies, including by creating financial and other incentives to enable and motivate our customers, licensees, and other stakeholders to use their capital, infrastructure, and other resources to accelerate and maximize adoption.

We also make, own and manage investments in related assets to support our businesses, including multiple existing minority equity positions and partnerships in strategic technology developers, two renewable fuels demonstration facilities in Wisconsin, and a metals recycling demonstration facility in Nevada. We additionally own and manage direct investments in northern Nevada real estate comprised of industrial and commercial properties, strategic water rights and approximately twelve square miles of mining claims and related surface parcels that we own, lease and/or have a royalty interest in that also contain measured, indicated and inferred mineral resources of gold and silver.

Lines of Business

Fuels Segment

Our Fuels Segment is administered by our subsidiary, Comstock Fuels Corporation (“Comstock Fuels”). Comstock Fuels delivers advanced lignocellulosic biomass refining solutions that set industry benchmarks for production of cellulosic ethanol, gasoline, renewable diesel, sustainable aviation fuel (“SAF”), and other renewable Bioleum™ fuels, with extremely low carbon intensity scores of 15 and market-leading yields of up to 140 gallons per dry metric ton of feedstock (on a gasoline gallon equivalent basis, or “GGE”), depending on feedstock, site conditions, and other process parameters. Comstock Fuels additionally holds the exclusive rights to intellectual properties developed by Hexas Biomass Inc. (“Hexas”) for production of purpose grown energy crops in liquid fuels applications with proven yields exceeding 25 to 30 dry metric tons per acre per year. The combination of Comstock Fuels’ high yield Bioleum refining platform and Hexas’ high yield energy crops allows for the production of enough feedstock to produce upwards of 100 barrels of fuel per acre per year (at 42 gallons per barrel), effectively transforming marginal agricultural lands with regenerative practices into perpetual “drop-in sedimentary oilfields” with the potential to dramatically boost regional energy security and rural economies. Comstock Fuels plans to contribute to domestic energy dominance by directly building, owning, and operating a network of Bioleum Refineries in the U.S. to produce about 200 million barrels of renewable fuel per year by 2035, starting with its planned first 400,000 barrel per year commercial demonstration facility in Oklahoma. Comstock Fuels also licenses its advanced feedstock and refining solutions to third parties for additional production in the U.S. and global markets, including several recently announced and other pending projects. Our Fuels Segment does not currently generate revenue but is anticipated to do so from recently announced agreements for licensing and related engineering services in Australia, New Zealand, Malaysia, Vietnam and Pakistan.

Comstock Fuels operates two pilot facilities, including a feedstock conversion and biointermediate production pilot in Wausau, Wisconsin (“Wausau Facility”), and a biointermediate conversion and renewable fuel production pilot in Madison, Wisconsin (“Madison Facility”). Comstock Fuels is also focused on additional innovations to improve on its existing commercial process by increasing its market-leading yields and carbon intensities while driving costs down in pursuit of fossil parity. To that end, Comstock Fuels’ innovations group has partnered with National Renewable Energy Laboratory (“NREL”), the Massachusetts Institute of Technology (“MIT”), RenFuel K2B AB (“RenFuel”), Emerging Fuels Technologies Inc. (“EFT”), and others with sponsored research, licensing, and other agreements.

We intend to transition Comstock Fuels to directly supporting its continued development with the proceeds of a planned Series A subsidiary preferred equity offering in 2025 (“Series A Financing”) as well as subsidiary project equity and debt financings that includes a recent allocation of $152 million from the State of Oklahoma in project activity bonds for the construction of its planned first 400,000 barrel per year facility in Oklahoma. Effective February 28, 2025, Comstock Fuels entered into a series of definitive agreements with subsidiaries of Marathon Petroleum Corporation (“Marathon”), involving the purchase of $14,000,000 in Comstock Fuels equity as part of Comstock Fuels’ planned Series A Financing, subject to a $700,000,000 valuation cap (“Investment”). The purchase price includes $1,000,000 in cash and $13,000,000 in payment-in-kind assets comprised of equipment, related intellectual properties, and other materials located at Marathon’s former renewable fuel demonstration facility in Madison, Wisconsin (“Payment-In-Kind Assets”) (see Note 21 of the Notes to our Consolidated Financial Statements).

Metals Segment

Our Metals Segment has operated a demonstration-scale solar panel recycling facility since early 2024, generating $401,238 in revenue for the year ended December 31, 2024, through service fees for decommissioning, tipping fees for receiving and processing end-of-life solar panels, and offtake sales of high-value recycled materials, including aluminum, copper, glass, and concentrated precious metals. This facility has proven our capability to deliver environmentally superior recycling solutions that support U.S. industry while reducing landfill waste.

Comstock Metals has initiated permitting and development of its first industry-scale production facility, located on the same campus as the demonstration facility to scale the operation. This strategically located facility will enable the seamless transition of proven processes from demonstration to full-scale production. Once operational, the industry-scale facility is expected to significantly enhance our ability to meet the growing demand for domestically recovered metals, supporting the needs of American manufacturers, and infrastructure projects.

Our mission is to create a robust domestic supply chain for critical materials by innovating and scaling sustainable recycling technologies. The Company plans to build three facilities in the United States. Comstock Metals is advancing a vision of American energy and resource independence while delivering economic and environmental value.

Our Metals Segment's 2025 objectives include (1) closing on direct equity and/or debt financing into Comstock Metals sufficient to fund the construction and commissioning of the Company’s first industry-scale facility, (2) submitting all prerequisite permits, (3) finalizing the industry-scale engineering, (4) ordering all of the industry-scale equipment for our first industry-scale facility, and (5) securing larger and longer terms supply contracts and accelerating site selection for our second and third facilities.

Mining Segment

Our Mining Segment generated income from leases, licenses, and related fees during 2024, and is administered by our wholly owned subsidiaries, Comstock Mining LLC, Comstock Processing LLC and various other local subsidiaries that collectively own, control, or retain royalty interest in twelve square miles of properties of patented mining claims, unpatented mining claims and surface parcels in northern Nevada, including six and a half miles of continuous mineralized strike length (the “Comstock Mineral Estate”).

On December 18, 2024, the Company entered a binding membership interest purchase agreement with Mackay pursuant to which the Company sold all of its right, title, and interest in its wholly owned subsidiary Comstock Northern Exploration LLC, and the Company's 25% interest in Pelen to Mackay, for an aggregate purchase price of $2,750,000. The Northern Targets encompass both the Gold Hill and Occidental Lode claim groups in Storey County, Nevada. Pelen owns certain claims adjacent to and/or relevant to these northern claim groups. For the year ended December 31, 2024, the Company recognized a gain on sale of mineral rights of $0.8 million. The Company was paid $1.0 million in cash with another $0.75 million previously due and expected to be paid by March 30, 2025, plus an additional $1.0 million that will be paid within 45 days of the completion of Mackay’s public listing, at the election of Mackay, in either cash or their publicly registered common stock. The $1.0 million from the public listed shares is guaranteed by the value date of October 31, 2025.

On June 30, 2023, the Company entered a Mineral Exploration and Mining Lease Agreement (“Mackay Mining Lease”) with Mackay. Since entering the Mackay Mining Lease, the Company has received cash of $3.2 million in initial and ongoing lease payments and will also receive an additional, final pro-rata lease payment associated with these properties of $0.5 million expected to be paid by March 30, 2025. The Mackay Mining Lease terminated on December 18, 2024.

Our Mining Segment's 2025 objectives include (1) advancing the preliminary economic assessment for the Dayton Consolidated Project and (2) the development of preliminary Dayton mine and reclamation plans, progressing toward full economic feasibility for the southern part of the district.

Strategic Investments Segment

We own and manage several investments and projects that are strategic to our plans and ability to produce and maximize throughput in our Fuels, Metals, and Mining Segments, that are held for the purpose of complementing or enhancing our mission of accelerating the commercialization of hard technologies for the energy transition and creating value but that are not a component of such other segments or otherwise have distinct operating activities. Our Strategic Investments Segment includes minority equity and equity-linked investments in Green Li-ion Pte Limited (lithium-ion battery component recycler and remanufacturing), RenFuel (advanced biofuel development and production), Hexas (propagation and production of purpose grown energy crops), and Sierra Springs Opportunity Fund (northern Nevada real estate) and other equity investments. In November 2024, we completed a transaction for the disposition of our minority equity investment in GenMat.

Sale of Investment in GenMat

On November 6, 2024, the Company, Deep Interstellar Research LLC (“DIR”) and GenMat entered into an agreement pursuant to which (i) the Company obtained 100% ownership of GenMat Development LLC (“AICo”) in exchange for all of the equity of GenMat previously owned by the Company, (ii) GenMat granted AICo a non-exclusive end user right and license (“EULA”) to use GenMat’s now and hereafter existing intellectual properties, including, without limitation, GenMat’s commercially available artificial intelligence for materials science services and products, and all current imaging and other data, analytics, artificial intelligence and other models, and other information, in both the form of data and a promulgated report, relating to Comstock’s mining properties in Nevada, and (iii) a credit against the amounts payable under the EULA equal to 100% of the Company’s cumulative historical investments in GenMat. The Company and GenMat also mutually agreed to terminate all prior transaction documents between the two companies. The Company determined under this agreement, the licensed intellectual property, including software applications, obtained from 100% ownership of AICo will be integrated and used for material discovery and advancement within the Company’s existing and enhanced innovation processes and likely has very little to no alternative future uses other than for the Company's own research and development activities. The Company recognized $12.2 million as research and development expense in the consolidated statements of operation. Pursuant to the agreement, the Company derecognized the carrying value of our investment in GenMat of $10,007,752 and advances to GenMat of $2,236,786.

Investment in Green Li-ion– Our wholly owned LINICO subsidiary has owned 37,162 preferred shares of Green Li-ion since 2021. On September 12, 2023, LINICO received gross proceeds of $795,510 from the sale of 1,500 Green Li-ion preferred shares (representing approximately 4% of the 37,162 of the shares then owned by LINICO). In 2023, the Company adjusted our investment's carrying value to fair value by increasing that value by $14,577,627 for the remaining 35,662 Green Li-ion preferred shares representing 13.34% of Green Li-ion. The Company intends to sell its remaining shares in 2026. For the year ended December 31, 2024, the Company recognized an unrealized loss of $711,920 in our Strategic Investments Segment related to our investment in Green Li-ion, which is measured using the alternative measurement method. This loss was recognized as a result of an orderly transaction observed during 2024, which provided evidence of a change in the fair value of the investment.

Investment in SSOF – During 2019, the Company invested $335,000 for 6,700,000 shares. From 2020 through November of 2023, the Company advanced $6,985,000 to SSOF and its subsidiary, for the purpose of purchasing land, payments for deposits on land and payments for an option on land and water rights purchases. On December 29, 2023, the Company and SSOF agreed to convert the full amount of the outstanding advances for an additional 3,880,556 common shares of SSOF stock (at a dollar value of $1.80 per share) that also resulted in an unrealized gain recognized of $11,725,000 on the original 6,700,000 shares. During 2024, SSOF issued additional equity of $750,000 at $1.80 per share to third-party investors and the Company invested an additional $530,000 in SSOF at $1.80 per share increasing our equity ownership to 17.27%.

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

Other Investment – On March 1, 2024, the Company entered into Securities Purchase Agreement (the “Developer Securities Purchase Agreement”) with an unaffiliated research and development company (“Developer”) under which the Company agreed to purchase 4,000,000 shares of common stock of the Developer, corresponding to 40% of Developer's fully-diluted issued and outstanding capital stock, for $1,500,000. In 2024, the Company recorded our initial investment in Developer of $1,290,614. Concurrently and in connection with the entity into the Developer Securities Purchase Agreement, the Company and Developer entered into Development Services Agreement (“DSA”) for purposes of conducting certain research and development work. The purchase price payable by the Company pursuant to the Developer Securities Purchase Agreement is scheduled to be paid on the following schedule:

Phase 1

•	$100,000 on March 1, 2024;
•	$20,000 per month from March 1, 2024 to completion of the first project under the DSA; and
•	$205,000 on completion of the first project under the DSA.

After completion of Phase 1

•	$30,000 per month until fully paid; and
•	$205,000 on completion of the first six projects under the DSA.

Since the payments are not interest bearing, the Company calculated the implied interest of $214,039 on the future cash payments using an interest rate of 9.76% which was recognized as a discount on initial investment of $1.5 million and will be recognized over the payment term. The Company recognized a corresponding payable for future cash payments to account for the 40% ownership interest in the Developer. At December 31, 2024, the future remaining payments, net implied interest, totaled $1,133,105 (see Note 7 of the Notes to Consolidated Financial Statements). For the year ended December 31, 2024, the Company recognized $180,681 in equity loss from affiliates for our investment in the Developer. For the year ended December 31, 2024, Comstock paid $260,000 to the Developer in accordance with the funding commitments under the Developer Securities Purchase Agreement.

Other

Investments in Properties – The Company directly owns three types of properties in Silver Springs, NV, including 98 acres of industrial land, 160 acres of commercial land, both centrally located in Silver Springs, just south of the Silver Springs Regional Airport and a portfolio of water rights. The Company has begun marketing these assets for sale as both industrial and commercial development as interest in Silver Springs, NV continuously increased during 2024, and accordingly classified these assets as held for sale in the consolidated balance sheet.

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

The Company is currently commercializing all three of its lines of business, renewable fuels, renewable metals and sustainable mining and making strategic investments in other decarbonizing technologies that either complement or enhance the Company's financial, natural and social impact. In 2025, the Company entered into agreements with Hexas (integrated feedstock solutions), Oklahoma (incentive grants and public activity bond allocations), SACL and Gresham’s Eastern (commercial licenses covering Australia, New Zealand, Vietnam, Malaysia and Pakistan) and MPC (investment of cash and payment in kind assets of the Madison Facility into Comstock Fuels).

SUMMARY RESULTS OF OPERATIONS

Below we set forth a summary of comparative financial information for the years ended December 31, 2024 and 2023:

	2024	2023	Change
Revenue	$3,016,163	$1,274,449	$1,741,714

Cost of goods sold	451,938	—	451,938

Operating Expenses:
Selling, general and administrative expenses	12,703,056	12,588,626	114,430
Research and development	19,098,183	6,117,305	12,980,878
Depreciation and amortization	2,242,554	2,477,525	(234,971)
Impairment of intangible assets	8,667,869	—	8,667,869
Impairment of properties, plant and equipment	324,047	—	324,047
Gain on sale of Facility and mineral rights (Notes 4 and 9)	(804,489)	(7,304,570)	6,500,081
Total operating expenses	42,231,220	13,878,886	28,352,334

Loss from operations	(39,666,995)	(12,604,437)	(27,062,558)

Other Income (Expense):
Gain (loss) on investments	(711,920)	25,034,875	(25,746,795)
Interest expense	(2,971,351)	(1,646,724)	(1,324,627)
Interest income	302,091	251,969	50,122
Change in fair value of derivative instruments	1,284,614	961,085	323,529
Gain (loss) on conversion of debt	(9,755,686)	129,705	(9,885,391)
Loss on debt extinguishment	(817,498)	—	(817,498)
Other income (expense)	(1,066,153)	(1,600,221)	534,068
Total other income (expense), net	(13,735,903)	23,130,689	(36,866,592)

Net income (loss)	(53,402,898)	10,526,252	(63,929,150)

Net income (loss) attributable to noncontrolling interest	(81,444)	1,364,431	(1,445,875)

Net income (loss) attributable to Comstock Inc.	$(53,321,454)	$9,161,821	$(62,483,275)

For the years ended December 31, 2024 and 2023, we had the following (loss) from operations by segment, as set forth in the summary table below. See Note 19 of the Notes to Consolidated Financial Statements.

	2024	2023
Fuels	$(4,959,185)	$(7,206,031)
Metals	(11,651,104)	(1,855,549)
Mining	1,375,391	(1,284,753)
Strategic Investments	(694,572)	(3,176,105)
Corporate	(23,737,525)	918,001
(Loss) income from operations	$(39,666,995)	$(12,604,437)

For the years ended December 31, 2024 and 2023, we had total assets set forth in the summary table below. See Note 19 of the Notes to Consolidated Financial Statements.

	2024	2023
Fuels	$8,815,730	$7,257,580
Metals	7,215,335	11,797,921
Mining	25,848,712	27,071,092
Strategic Investments	47,944,285	56,481,416
Corporate	1,485,819	3,858,335
Total Assets	$91,309,881	$106,466,344

COMPONENTS OF REVENUES AND EXPENSES

Our revenues are primarily derived from the sale of engineering and related services, revenue generated from our mining lease, revenue generated from our Metals operations, and revenues generated from our real estate. Our future costs of goods sold will primarily include allocable labor, materials and incidental expenses incurred in connection with revenue from anticipated services and solutions. Selling, general and administrative expenses consist of payroll, insurance and professional fees for marketing, selling, legal, consulting, accounting, governance and investor relations activities. Payroll, including benefits and incentive compensation, are the largest single category of expenditures in selling, general and administrative expenses and research and development.

RESULTS OF OPERATIONS

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenues for the year ended December 31, 2024 increased by $1,741,714 to $3,016,163 from $1,274,449 for the comparable 2023 period, primarily attributed to the following.

•

Higher revenues from our Mining Segment of $1,580,949 with $2,595,725 in 2024 as compared to $1,014,776 in 2023 attributed to the recognition of deferred revenue associated with the 2023 Mackay Mining Lease of $1,562,499 upon the sale of the related mineral interest to Mackay in 2024. In 2024, an additional $1,166,666 was recognized on this mineral lease prior to the sale compared to $31,250 in 2023.

•	Higher revenues from our Metals Segment of $401,238 attributed to the startup of our first commercial demonstration facility in Silver Springs, NV for our Comstock Metals operations earned in 2024. No revenues were earned in 2023.
•	Lower revenues from our Strategic Investment Segment of $237,473 attributed to lease revenue associated with the ABTC lease of $237,473 recognized in 2023. No revenues were earned in 2024.

Cost of goods sold for the year ended December 31, 2024 increased $451,938 primarily due to the commencement of our first commercial demonstration facility for metal recycling operations in 2024.

Revenue and costs of sales in future periods will vary significantly depending on a number of factors, including the amount of solar panels that we recycle and the amount of renewable energy technology solutions that we license and sell, lease revenues on our real properties, the market prices for those services, the extent to which we secure and collect reasonable royalties, the degree to which we can provide event-driven engineering services, and the costs associated with each component of the aforementioned revenues.

Selling, general and administrative expense for the year ended December 31, 2024 increased $114,430 to $12,703,056 from $12,588,626 for the comparable 2023 period, primarily as a result of higher consulting fees of $470,306, higher employee related costs of $413,476 and higher share-based compensation of $393,735; partially offset by lower insurance of $393,552, lower marketing expense of $246,595, lower bad debt expense of $229,442 and lower director fees of $217,600.

Research and development expenses for the year ended December 31, 2024 increased $12,980,878 to $19,098,183 from $6,117,305 for the comparable 2023 period, primarily as a result of $12,244,538 in research and development costs incurred for the GenMat transaction (see Note 2 of the Notes to the Consolidated Financial Statements), higher research and development rent expense of $1,555,673 attributed to the AST rent of $1,208,180 paid in April 2024 (see Note 8 of the Notes to Consolidated Financial Statements) and higher development stage costs for piloting the start up of processing, crushing and separating electrification products of $1,389,118; offset partially by lower employee costs of $1,643,491, primarily due to lower incentive compensation and lower consulting fees of $503,460.

Depreciation and amortization expense for the year ended December 31, 2024 decreased $234,971 to $2,242,554 from $2,477,525 for the comparable 2023 period, primarily from lower amortization for intangible assets in 2024.

Impairment of intangible assets and properties, plant and equipment assets for the year ended December 31, 2024 increased $8,667,869 and $324,047, respectively, attributed to the impairment of intangible assets associated with battery recycling and battery recycling equipment in 2024, as compared to no impairments recognized for the comparable 2023 period.

In 2024, we recognized a gain on the sale of mineral rights of $804,489. In 2023, we recognized a gain on the sale of the Facility of $7,304,570.

Gain on investments for the year ended December 31, 2024 decreased by $25,746,795 to a loss on investment of $711,920 in 2024 from a gain on investments of $25,034,875 for the comparable 2023 period. The 2023 gain resulted from a $14,577,627 unrealized gain associated with our Green Li-ion preferred share investment in 2023, a $11,725,000 unrealized gain associated with our SSOF common share investment in 2023, and a realized gain of $597,248 on the sale of 1,500 Green Li-ion preferred shares in 2023, partially offset by a realized loss of $1,865,000 on the sale of ABTC stock in 2023. In 2024, we recognized a $711,920 unrealized loss associated with our Green Li-ion preferred share investment.

Interest expense for the year ended December 31, 2024 increased by $1,324,627 to $2,971,351 from $1,646,724 for the comparable 2023 period, primarily due to increased borrowings in 2024 and higher interest rates associated with amended note agreements. In addition, interest expense includes $281,578 of interest expense associated with the AST lease that began in May 2024.

Interest income for the year ended December 31, 2024 increased by $50,122 to $302,091 in 2024, from $251,969 for the comparable 2023 period, primarily due to higher interest rates and income related to our daily, interest earning cash sweep account.

Change in fair value of our derivative instruments for the year ended December 31, 2024 increased by $323,529 to a gain of  $1,284,614 in 2024 from a gain of $961,085 for the comparable 2023 period, resulting from an increase in the Company's share price in connection with potential make whole obligations for minimum value commitments on the Company’s common stock and the change in fair value of conversion option derivatives.

Loss of $9,755,686 on conversion of debt for the year ended December 31, 2024 are attributed to the Kips Bay Notes and the Leviston Notes debt conversions associated the Company's common stock used for the conversion for the year ended December 31, 2024. A gain of $129,705 is attributed to the Ionic Note debt conversions associated the Company's common stock used for conversion for the year ended December 31, 2023.

Loss on debt extinguishment of $817,498 attributed to the debt modifications for the Amended GHF 2021 Note and Amended Alvin Fund 2023 Note and from the Company using cash to redeem principal on the 2023 Kips Bay Note.

Other income (expenses), net, for the year ended December 31, 2024 were $1,066,153 of net expenses, primarily consisting of income recognized on forfeiture of deposits of $400,000 on the sale of real estate and unrealized gain on fair value change of GenMat advances of $256,181, partially offset by losses from our equity method investments of $1,764,643 substantially all of which were from GenMat.

Other income (expenses), net, for the year ended December 31, 2023 were $1,600,221 of net expenses, primarily consisting of losses from our equity method investments of $1,715,689, substantially all of which was associated with GenMat.

No current or deferred income tax benefit was recognized for the years ended December 31, 2024 and 2023.

SUMMARY RESULTS OF CASH FLOWS

Net cash used in operating activities for the year ended December 31, 2024 increased $317,453 to $13,942,674 in 2024 from $13,625,221 in 2023 primarily due to a net loss in 2024 of $53.4 million compared to net income in 2023 of $10.5 million offset by an increase in noncash adjustments to net income (loss) of $64.7 million and a decrease of $1.0 million in sources of cash from working capital items, primarily increases in accounts payable, discussed in Financial Condition and Results of Operating Information.

Net cash used in investing activities for the year ended December 31, 2024 was $6,478,721 compared to net cash provided by investing activities of $3,630,541 in 2023, resulting in a $10,109,262 change, primarily due to proceeds received in 2023 from sale of AQMS lease and related assets of $21.0 million offset by purchase of the facility of $12.0 million. The decrease is also attributed to proceeds received in 2023 for the sale of ABTC shares of $6,000,000 with no comparable proceeds in 2024, funding of RenFuel note of $1,450,000, advances to GenMat of $1,285,637 in 2024, proceeds from sale of Green Li-ion shares in 2023 of $779,600 with no comparable proceeds in 2024 and investments in SSOF of $530,000 in 2024; partially offset by lower make-whole payments for our contractual commitments of $5,440,636, lower advances to SSOF of $1,995,000, proceeds from sale of mineral rights of $1,000,000 and lower purchase of mineral rights and property, plant and equipment of $884,341.

Net cash provided by financing activities for the year ended December 31, 2024, increased by $6,331,604 to $17,590,089 in 2024 from $11,258,485 in 2023, primarily attributed to additional funding from debt of $12,000,000; offset by payment of principal debt of $1,363,241.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position and liquidity are based on our net sources of capital from financing as generally compared to our net uses of capital investing activities and ultimately, our ability to provide or use cash flows from or in our operations. Our cash balances at December 31, 2024 and 2023 were $954,271 and $3,785,577, respectively. The Company had current assets of $12,558,045 and current liabilities of $8,111,367, representing a working capital excess of $4,446,678 at December 31, 2024.

The current liabilities include $4,518,497 of accrued expenses and other liabilities, including $1,018,853 for the LINICO acquisition-related payable, $1,031,250 for incentive compensation and $951,247 for accrued payroll and related expenses.

Our primary source of liquidity during 2024 was cash from financing activities. During the year ended December 31, 2024, we generated $17,590,089 in cash from our financing activities, and we used $13,942,674 and $6,478,721, respectively, in cash in our operating and investing activities. Our primary source of liquidity during 2023 was cash from financing and investing activities. During the year ended December 31, 2023, we generated $11,258,485 and $3,630,541, respectively, in cash from our financing and investing activities and we used $13,625,221 in cash in our operating activities.

During 2024, we issued 3,135,579 shares of common stock through equity issuance and private placement agreements, at an average price per share of $2.26 corresponding to proceeds of $7,073,590, which is net of cash issuance fees of $140,120. During 2024, we also used $934,724 for the purchase of property, plant and equipment, primarily associated with our new solar panel recycling facility.

During 2023, we issued 1,535,681 shares of common stock through equity issuance and private placement agreements, at an average price per share of $4.33 corresponding to proceeds of $6,650,380, which is net of cash issuance fees of $249,620. During 2023, we also provided a net sources of cash of $15,000,000 from the sale of the battery recycling facility (proceeds of $27,000,000 from the sale of the Facility and used $12,000,000 for the purchase of the Facility), used $1,995,000 for advances to SSOF, used $8,025,000 for payments on commitments for investments associated with derivative instruments (primarily for GenMat, LINICO and the Haywood Property), and $1,819,065 for the purchase of property, plant and equipment, primarily associated with the our new solar panel recycling facility.

The Company plans on advancing its technologies, in both the Fuels and Metals lines of business, leveraging its existing innovation capacity and innovation partners including NREL, MIT, RenFuel, EFT and other laboratories and universities, over the next three years. These investments are considered discretionary and would be funded by direct investments in either or both Fuels and Metals subsidiaries. Comstock Fuels is currently raising direct subsidiary financing for funding all innovation, business development, and operating activities up to an until its first biorefinery is operating in the United States. Comstock Fuels is also planning to design, finance, build, and commission its first owned 75,000 ton per year integrated commercial demonstration biorefinery for approximately $250 million in project costs. This will be funded by additional equity and debt, including up to $152 million in industrial project activity bonds allocated by the State of Oklahoma, and project level equity raised specifically for commissioning the commercial demonstration facility.

Comstock Metals has filed permits and expects to build its first industry scale facility during 2025, with capacity up to 100,000 tons of processed material per year, for up to $12 million. The industry scale facility will also be funded by additional equity and debt, including up to $10 million in industrial project activity bonds and other alternative qualified loan financings.

In addition to these subsidiary-level funded initiatives, the Company plans on investing approximately $5.0 million in research and development (excluding payroll) and $10 million in payroll (including research and development) during 2025. When combined with other corporate operating expenses, this represents approximately $20 million in 2025 spending.

The Company has increasing access to a number of alternative capital resources, including an additional $4 million from currently unutilized shelf registration statement (with a new $50 million shelf registration statement expected to be filed in early March 2025), project activity bonds, various asset and investment sales, and grants, including a recent $3 million grant from the State of Oklahoma, in 2025. The Company is also planning a “Series A” direct equity investment from known strategic, including MPC, and financial investors into Comstock Fuels Corporation.

On January 10, 2025, the Company entered into a securities purchase agreement (“2025 Kips Bay Agreement”) for an unsecured convertible promissory note (the “2025 Kips Bay Note”) with Kips Bay with a principal amount of $10,638,298, of which $5,000,000 was funded in cash on January 13, 2025 with an original issue discount of $319,149. On or before the date that is ten (10) business days after the Company effects a reverse split (resulting in an effective increase in the number of authorized shares available for future issuances of common stock), the Company will receive an additional funding of $5,000,000, which shall result in a principal amount for such second tranche of $5,319,149 (that is, an additional $5,000,000 in cash plus an additional $319,149 of original issue discount). The full principal is due on April 10, 2026. Interest is payable monthly at a rate of 6% annually. The Company can redeem the 2025 Kips Bay Note for cash 30-days following closing at 120% of the face value, plus accrued interest. (See Note 21 of the Notes to Consolidated Financial Statements).

We intend to fund our operations over the next twelve months from issuance of equity under our existing shelf registration statement and private placements, issuance of subsidiary-level equity, planned licensing and related engineering services, sales and deferred revenue from our solar panel recycling business, planned sales of non-strategic assets and other investments, and existing cash and cash equivalents. Based on these expected funding sources, management believes we will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the consolidated financial statements included herein. While we have been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, non-registered equity placements, non-registered equity issued directly from certain subsidiaries, borrowings, and various other means, there is no assurance we will be able to obtain additional equity capital or other financing, if needed. We intend to fund our operations beyond the next twelve months from planned sales of non-strategic assets, sales from our solar panel recycling operations, sales from licensing our lignocellulosic technology and related engineering services, issuance of subsidiary-level equity, and borrowings and other various equity financing alternatives from our existing shelf and other registration statements.

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

OUTLOOK

Our goal is to Accelerate the Commercialization of Hard Technologies for Energy Markets. We are pushing the boundaries of what is possible in technology and sustainability by leveraging our teams’ unique skills, our diverse technology portfolio and our frontier research and development networks toward achieving breakthrough innovations that deliver meaningful positive impact across industries, economies, and communities. The primary focus for 2025 is the capitalization and commercialization of our renewable fuels and metals businesses and the corporate monetization of our legacy assets and investments.

Corporate

The growth opportunities for both Comstock Fuels and Comstock Metals have developed well beyond our original expectations, and we have attracted some of the most sophisticated partners for feedstocks, technologies, operations, governments, refining and offtake, with many now evaluating direct investments, and in multiple cases exploring deeper integrations with us, enabling us to extend the breadth of the system under our control. Our capital structure, balance sheet and public valuations have introduced complexities in these discussions but also fostered more collaborative relationships leading to additional opportunities across the country and world.

To achieve these growth objectives, on February 24, 2025, the Company increased its authorized capital capacity by implementing a 1:10 reverse stock split, without a corresponding decrease in the existing 245,000,000 authorized shares, effectively increasing the Company's authorized capital resources with sufficient available authorized shares of common stock that positions the right capital sources, liquidity, and profile that we believe best attracts the right amounts and types of capital resources needed to grow and maximize the value of our Company for our shareholders.

The Company’s Corporate objectives for 2025 include:

•	Increasing the authorized capital capacity of the Company to position the capital structure for high-value future growth;
•	Monetize our legacy real estate and non-strategic investments for over $50 million;
•	Ensure adequate liquidity and capital resources sufficient to support the next phases of growth; and
•	Finalize, communicate and implement plans to unlock maximum value from a spin-off of Comstock Fuels.

This ultimately results in two high-growth public companies: a renewable metals and mining company headquartered in Nevada, and a renewable fuels company headquartered in Oklahoma and with major operations already operating in Wisconsin.

Comstock Fuels

Comstock Fuel's biorefining technologies are commercially ready for deployment and offer growth-enabling performance for the Company and its prospective licensees and customers. Comstock Fuels is actively engaged in the planning and deployment of our first commercial demonstration facility and pursuing joint development and licensing agreements representing future revenue sources from technical and engineering services, royalties, and equity participation. The joint efforts include securing associated supply chain participants (including feedstock, site selection, and offtake), performing preliminary and final engineering, facilitating commissioning, construction, and operations with globally and locally recognized current and developing renewable fuel producers that, in certain cases, also represent a source of strategic capital for funding the projects.

Our commercialization plans also include multiple, global joint development projects, with each joint development project, like SACL and Gresham’s, with the potential for generating millions of dollars of technical services and engineering revenues and license agreements for additional production facilities that generate royalty revenues. The plans also include integrating our high yield Bioleum refining platform with Hexas’ high yield energy crops, when appropriate, capable of growing enough feedstock to produce upwards of 100 barrels of fuel per acre per year, effectively transforming agricultural lands into perpetual “drop-in sedimentary oilfields” with the potential to dramatically boost domestic and global energy independence.

The Company's objectives for 2025 include:

•	Complete site selection for first commercial biorefinery project in Oklahoma, including feedstock and offtake;
•	Plan and integrate a local, Hexas-based, fuel farm based into our first commercial biorefinery;
•	Secure and close on sufficient subsidiary-level equity financing, that is, a Series A for Comstock Fuels Corp;
•	Secure sufficient project-level financing for our first Oklahoma-based commercial biorefinery project;
•	Execute additional revenue generating commercial agreements for industry-scale joint development;
•	Commence revenues from engineering services associated with our existing global development partners;
•	Expand our integrated bio-intermediate pilot production capabilities, up to two barrels per day of oils and fuels; and
•	Advance our innovation and development efforts toward even higher yields, lower costs and lower capital.

Comstock Fuels initially plans to build and own its first four U.S. based industrial scale facilities, each of which is designed to convert 1 million tons per year of woody biomass into 140 million GGE, 3.3 million barrels of advanced biofuels, including sustainable aviation fuels and renewable diesel and then increase its production facilities to 200 million barrels by 2035.

Comstock Metals

Comstock Metals has now been operating its first commercial demonstration facility for nearly a full year. In 2024, the facility most recently operated on two shifts and is currently operating on three shifts. Site selection for the first “Industry Scale” photovoltaic recycling facility and related storage capacity is complete, with leases and initial storage permits secured and final engineering designs and remaining permitting processes well underway. Industry Scale facilities are anticipated to operate at 100,000 tons of annual capacity. Site selection activities are ongoing for the next two Industry Scale facilities and storage sites.

The Company's objectives for 2025 include:

•	Maximize three-shift production and revenue from the demonstration scale production facility;
•	Secure sufficient project-level funding for scale-up of the first Nevada site to industry-scale;
•	Complete permitting for our first “industry-scale” facility in Silver Springs, NV;
•	Procure, deploy, and assemble plant and equipment for our first “industry-scale” facility in Silver Springs, NV;
•	Complete site selection and preliminary development for two additional solar panel recycling locations;
•	Expand the system globally with international strategic and capital partners; and
•	Advance and expand R&D efforts to recover more and higher-purity materials from recycled streams for offtake.

Closing on direct equity and/or debt financing that accelerates the deployment of the first two industry facilities. Comstock Metals has also expanded its business into decommissioning services both as a revenue generator and a feeder for our recycling business and established preliminary markets for the sale of residual materials including aluminum, glass and silver-rich tailings. The capital expenditures for the first facility are expected to be $6 million in 2025 with commissioning in 2026. Billable revenues are expected to be five or six times greater in 2025, as compared to 2024, or approximately $2.5 million.

Comstock Mining

Comstock Mining has amassed the single largest known repository of historical and current geological data within the Comstock mineral district, including extensive geophysical surveys, geological mapping, and drilling data, including the Dayton resource.

The Company's objectives for 2025 include:

•	Receive cash proceeds of approximately $1.75 million from mineral leases and asset sales from the northern claims;
•	Commercialize additional mineral development agreements that both monetize and enable resource expansion of the central district claims;
•	Complete the preliminary mine plans that enable the economic development of the southern district claims; and
•	Commence work for expanding and upgrading the Dayton resource into proven and probable reserves.

The Company’s 2025 efforts will apply economic analysis to Comstock’s existing gold and silver resources progressing toward preliminary economic feasibility for the southern part of the district and the ultimate development of full mine and reclamation plans and the development of post productive land and community development plans.

Strategic Investments

Investment in Green Li-ion

Green Li-ion continues making meaningful progress in the development and deployment of its system that remanufactures critical precursor cathode active materials (“PCAM”), having now deployed its first commercial battery remanufacturing facility from fully recycled battery materials deployed. The Company intends to sell the remaining 35,662 Green Li-ion preferred shares in 2026.

Investments in others non-mining real estate, water rights and securities

The Company has announced plans for selling its non-mining real estate and water rights anticipated in the latter part of 2025.

IMPACT OF NEW ACCOUNTING STANDARDS

Information about the impact of new accounting standards is included in Note 1 of the Notes to Consolidated Financial Statements in this Annual Report.

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

Impairment of Mineral Rights, Properties, Plant and Equipment, Intangible Assets, Notes Receivable and Investments

The Company assesses its mineral rights and properties, plant and equipment for possible impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Such indicators include changes in the Company’s business plans, changes in precious metal prices and significant downward revisions of estimated mineralization quantities. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, an impairment charge is recognized for the excess of carrying value of the asset over its estimated fair value. Determination as to whether and how much an asset is impaired involves management estimates on highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on operating expenses, and the outlook for global or regional demand conditions for gold and silver. However, the impairment reviews and calculations are based on assumptions that are consistent with the Company’s business plans and long-term investment decisions. Management does not believe there are impairments present in mineral rights and properties, plant, and equipment.

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

At the end of each reporting period, management reviews purchased intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or asset group are expected to generate. When appropriate, management develops discounted cash flow projections of our projected revenue and net income for intangible assessments for the Fuels, Metals and Mining Segments. These GAAP-based undiscounted cash flow analysis are prepared by a third-party consultant and reviewed by management for reasonableness. If the carrying value of the assets or asset group are not recoverable, impairment is measured and recognized as the amount by which the carrying value exceeds its fair value.

Estimates of future cash flows used to test the recoverability of our intangible assets are based on management’s best estimate of the revenues generated from planned projects and related costs expected to be incurred for our Fuels, Metals and Mining business segments. Such cost estimates include, where applicable, recurring operating costs. Actual revenues and costs incurred in future periods could differ from amounts estimated.

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

Income Taxes

Our income tax expense and deferred tax assets and liabilities reflect management’s best assessment of estimated future taxes to be paid. Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we develop assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that we are using to manage the underlying businesses. Valuation allowances are recognized as reserves against net deferred tax assets by the Company when it is determined that net deferred tax assets are not likely to be realized in the foreseeable future. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.

ITEM 7A         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Prices

Changes in the market price of commodities, including precious metals, critical metals and oil and gas may significantly affect our future profitability and cash flow. Metal and fuel prices fluctuate widely due to factors such as: demand, global production levels, supply chain constraints, investor sentiment, central bank reserves, global conflicts and the value of the U.S. dollar and other currencies.

Interest Rate Risk

The interest rates on our existing long-term debt borrowings are fixed, and as a result, interest due on borrowings are not impacted by changes in market-based interest rates.

ITEM 8         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Comstock Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Comstock Inc. (“the Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Spokane, Washington

PCAOB ID: 444

March 6, 2025

COMSTOCK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
ASSETS

Current Assets:
Cash and cash equivalents	$954,271	$3,785,577
Accounts receivable	2,419,671	26,364
Investments	—	18,912,985
Derivative assets	1,529,850	—
Assets held for sale - land and mineral rights and properties	7,058,933	—
Prepaid expenses and other current assets	595,320	458,213
Total current assets	12,558,045	23,183,139

Non-current Assets:
Investments	38,885,998	31,260,928
Mineral rights and properties	11,250,121	13,302,013
Properties, plant and equipment, net	8,605,094	15,204,030
Deposits	411,268	411,268
Reclamation bond deposit	3,259,514	2,850,518
Notes receivable and advances, net	2,430,291	980,291
Intangible assets, net	5,859,152	15,866,032
Finance lease - right of use asset, net	3,088,188	2,923,766
Operating lease - right of use asset, net	4,650,862	237,617
Other assets	311,348	246,742
Total noncurrent assets	78,751,836	83,283,205

TOTAL ASSETS	$91,309,881	$106,466,344

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

AS OF December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,853,263	$1,333,980
Accrued expenses and other liabilities	4,518,497	2,283,986
Deposits	—	410,100
Deferred revenue	151,939	78,495
Derivative liabilities	—	5,400,128
Finance lease - right of use lease liability	490,075	838,676
Debt, net	97,593	4,495,660
Total current liabilities	8,111,367	14,841,025

Long-term Liabilities:
Reclamation liability	6,033,418	5,606,681
Operating lease - right of use lease liability	4,826,785	205,154
Deferred revenue	—	1,156,250
Debt, net	8,390,000	5,355,062
Other liabilities	4,179,226	1,025,000
Total long-term liabilities	23,429,429	13,348,147

TOTAL LIABILITIES	31,540,796	28,189,172

COMMITMENTS AND CONTINGENCIES (Notes 12 and 20)

Stockholders' Equity
Preferred Stock $0.000666 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock $0.000666 par value, 245,000,000 shares authorized, 23,507,577 and 11,786,208 shares issued and outstanding at December 31, 2024 and 2023, respectively	156,590	78,405
Treasury stock 0 and 260,532 shares, at cost, at December 31, 2024 and 2023, respectively	—	(3,360,867)
Additional paid-in capital	395,263,560	363,889,245
Accumulated deficit	(335,651,065)	(282,329,611)
Total equity - Comstock Inc.	59,769,085	78,277,172
Non-controlling interest	—	—
Total stockholders' equity	59,769,085	78,277,172
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$91,309,881	$106,466,344

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
Revenue	$3,016,163	$1,274,449

Cost of goods sold	451,938	—

Operating expenses:
Selling, general and administrative expenses	12,703,056	12,588,626
Research and development	19,098,183	6,117,305
Depreciation and amortization	2,242,554	2,477,525
Impairment of intangible assets	8,667,869	—
Impairment of properties, plant and equipment	324,047	—
Gain on sale of Facility and mineral rights (Notes 4 and 9)	(804,489)	(7,304,570)
Total operating expenses	42,231,220	13,878,886

Loss from operations	(39,666,995)	(12,604,437)

Other Income (Expense):
Gain (loss) on investments	(711,920)	25,034,875
Interest expense	(2,971,351)	(1,646,724)
Interest income	302,091	251,969
Change in fair value of derivative instruments	1,284,614	961,085
Gain (loss) on conversion of debt	(9,755,686)	129,705
Loss on debt extinguishment	(817,498)	—
Other income (expense)	(1,066,153)	(1,600,221)
Total other income (expense), net	(13,735,903)	23,130,689

Net income (loss)	(53,402,898)	10,526,252

Net income (loss) attributable to noncontrolling interest	(81,444)	1,364,431

Net income (loss) attributable to Comstock Inc.	$(53,321,454)	$9,161,821

Earnings per Share - Basic:
Net income (loss) per share - basic	$(3.21)	$0.87

Earnings per Share - Diluted:
Net income (loss) per share - diluted	$(3.21)	$0.87

Weighted average common shares outstanding, basic	16,613,755	10,512,675
Weighted average common shares outstanding, diluted	16,613,755	10,516,936

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED December 31, 2024 and 2023

			Additional		Treasury	Non-
	Common Stock		Paid In	Accumulated	Stock	Controlling
	Shares	Amount	Capital	Deficit	Amount	Interest	Total
BALANCE - December 31, 2022	9,144,201	$60,660	$348,390,556	$(291,491,432)	$(3,360,867)	$2,764,542	$56,363,459

Issuance of common stock for cash	1,535,681	10,226	6,889,774	—	—	—	6,900,000
Issuance of common stock for stock issuance costs	96,345	642	349,358	—	—	—	350,000
Common stock issuance costs	—	—	(599,620)	—	—	—	(599,620)
Issuance of common stock for conversion of debt and accrued interest	870,581	5,799	4,252,373	—	—	—	4,258,172
Issuance of common stock in lieu of payment of interest	47,593	317	211,245	—	—	—	211,562
Warrants issued with note agreement	—	—	157,269	—	—	—	157,269
Payment to Northern Comstock LLC for mineral rights	96,307	641	481,859	—	—	—	482,500
Employee and director share-based compensation	(4,500)	120	(2,376)	—	—	—	(2,256)
LINICO dividends earned by AQMS not distributed	—	—	—	—	—	(180,485)	(180,485)
Dividend payable extinguished with acquisition of AQMS' interest in LINICO	—	—	—	—	—	447,001	447,001
Acquisition of AQMS interest in LINICO	—	—	3,758,807	—	—	(4,325,134)	(566,327)
LINICO distribution to AQMS	—	—	—	—	—	(70,355)	(70,355)
Net income	—	—	—	9,161,821	—	1,364,431	10,526,252
BALANCE - December 31, 2023	11,786,208	$78,405	$363,889,245	$(282,329,611)	$(3,360,867)	$—	$78,277,172

Issuance of common stock for cash	3,135,579	20,883	7,192,827	—	—	—	7,213,710
Issuance of common stock for stock issuance costs	25,000	167	84,833	—	—	—	85,000
Common stock issuance costs	—	—	(225,120)	—	—	—	(225,120)
Issuance of common stock for debt issuance costs	234,940	1,565	783,246	—	—	—	784,811
Issuance of common stock for conversion of debt and accrued interest	7,365,354	49,053	23,367,719	—	—	—	23,416,772
Issuance of common stock in lieu of payment of interest	181,632	1,210	526,331	—	—	—	527,541
Payment to Northern Comstock LLC for mineral rights	292,070	1,945	480,555	—	—	—	482,500
Employee and director share-based compensation	—	120	41,679	—	—	—	41,799
Retirement of treasury shares (260,532 shares)	(260,532)	(1,735)	(3,359,132)	—	3,360,867	—	—
Issuance of common stock for marketing-related costs	99,826	665	362,028	—	—	—	362,693
Issuance of common stock for Haywood lease amendment	150,000	999	508,851	—	—	—	509,850
Issuance of common stock for AST lease amendment	497,500	3,313	1,583,712	—	—	—	1,587,025
Warrant modification associated with debt amendment	—	—	108,230	—	—	—	108,230
Share-based payment recognized as non-controlling interest	—	—	(172,600)	—	—	172,600	—
Rescission of equity agreement (Note 13)	—	—	91,156	—	—	(91,156)	—
Net loss	—	—	—	(53,321,454)	—	(81,444)	(53,402,898)
BALANCE - December 31, 2024	23,507,577	$156,590	$395,263,560	$(335,651,065)	$—	$—	$59,769,085

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(53,402,898)	$10,526,252
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,191,601	2,433,332
Amortization of finance leases	49,663	44,193
Amortization of discount associated with finance leases	16,445	246,038
Amortization of debt discount and other debt-related items	1,297,143	816,429
Accretion of reclamation liability	415,792	380,176
Impairment of intangible assets (Note 6)	8,667,869	—
Impairment of properties, plant and equipment (Note 4)	324,047	—
Gain on sale of mineral rights and Facility (Notes 4 and 9)	(804,489)	(7,304,570)
(Gain) loss on investments (Note 2)	711,920	(25,034,875)
Research and development expense paid with common stock (Note 8)	1,208,180	—
Research and development expense recognized on GenMat transaction (Note 2)	12,244,538	—
Gain on write-off of SSOF deposits	(400,000)	—
(Gain) loss on conversion of debt	9,755,686	(129,705)
Loss on extinguishment of debt	817,498	—
Employee and director share based compensation (recapture)	41,799	(2,256)
Change in fair value of derivative instruments	(1,284,614)	(961,085)
Loss on Pelen option	—	150,000
Share of net loss of equity-method investments	1,764,643	1,715,689
Write-off of expense related to Fenix prepaid	—	240,000
Interest expense paid with common stock	527,541	211,562
Other	(111,307)	(19,085)

Changes in operating assets and liabilities:
Accounts receivable	(643,307)	(26,364)
Prepaid expenses and other current assets	253,732	77,180
Deposits - assets	—	234,315
Other assets	(64,606)	387,730
Accounts payable	1,839,259	31,371
Accrued expenses and other liabilities	(976,002)	714,705
Deferred revenue	(1,082,806)	1,156,250
Deposits - liability	—	(12,503)
Other liabilities	2,699,999	500,000
Net cash used in operating activities	(13,942,674)	(13,625,221)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of mineral rights and property, plant and equipment	(934,724)	(1,819,065)
Proceeds from sale of mineral rights (Note 4)	1,000,000	—
Proceeds received from the sale of the Facility (Note 9)	—	21,000,000
Proceeds from sale of ABTC common shares	—	6,000,000
Proceeds from sale of Green Li-ion preferred shares	—	779,600
Purchase of Facility (Note 9)	—	(12,000,000)
Payments on contractual commitments associated with derivatives	(2,584,364)	(8,025,000)
Investment in SSOF	(530,000)	—
Funding of RenFuel note receivable	(1,450,000)	—
Advances to GenMat	(1,285,637)	—
Advances to SSOF	—	(1,995,000)
Acquisition of intangible asset	(285,000)	(200,000)
Funding of reclamation bond	(274,711)	—
Other	(134,285)	(109,994)
Net cash provided by (used in) investing activities	(6,478,721)	3,630,541

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED December 31, 2024 and 2023

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on financing leases	(100,260)	(301,540)
Proceeds from the issuance of common stock	7,213,710	6,900,000
Principal payments of debt	(1,363,241)	—
Issuances of debt	12,000,000	4,980,000
Debt issuance costs	(20,000)	—
Common stock issuance costs	(140,120)	(249,620)
LINICO distribution to AQMS	—	(70,355)
Net cash provided by financing activities	17,590,089	11,258,485

Net increase (decrease) in cash and cash equivalents	(2,831,306)	1,263,805
Cash and cash equivalents at beginning of year	3,785,577	2,521,772
Cash and cash equivalents at end of year	$954,271	$3,785,577

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$481,743	$503,438
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common shares for Northern Comstock LLC mineral rights payments	$482,500	$482,500
Issuance of common shares for debt conversion and accrued interest	$23,416,772	$4,258,172
Issuance of common stock for stock issuance costs	$85,000	$350,000
Recognition of operating lease liability and right-of-use asset	$4,567,814	$213,925
Issuance of common shares with debt for issuance costs	$784,811	$—
Investment acquired with payable	$1,290,614	$—
Issuance of common stock for Haywood lease amendment	$509,850	$—
Issuance of common stock for AST lease amendment	$378,845	$—
Fair value of common stock held by GenMat transferred to GenMat Advances (Note 2)	$694,969	$—
Transfer of derivative liability to accrued expenses	$3,243,853	$—
Shares of ABTC common stock received on sale of Facility	$—	$9,365,000
Return of shares of ABTC common stock in lieu of escrowed funds	$—	$(1,500,000)
Equipment acquired with payable	$—	$699,630
SSOF advances converted to equity investment	$—	$6,985,000
Shares payable for commitment fees	$—	$150,000
Note payable to AQMS for acquisition of AQMS' interest in LINICO	$—	$566,327
Warrants issued in connection with note agreement	$—	$157,269

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

DESCRIPTION OF THE BUSINESS

Comstock innovates and advances technologies that enable the production of energy from waste and/or under-utilized natural resources and the extraction and conversion of minerals and metals critical for energy generation and storage. Comstock has developed and is commercializing sustainable products and solutions that integrate into and leverage existing infrastructure and supply chains and provide clean energy sources and materials supporting clean energy sources that meet the growing global energy demand.

Our goal is to Accelerate the Commercialization of Hard Technologies for Energy Markets primarily in renewable fuels, renewable electrification metals, and other relevant artificial intelligence enabled mineral and materials development.

Our strategies are based on accelerating the rate that our system innovates, enables, and commercializes material science solutions. Our technologies are designed to reduce reliance on long cycle fossil fuels, shift to short cycle fuels, and lead and support the adoption and growth of the materials necessary to increase the production of global energy.

From 2021 through 2024, we completed a series of foundational transactions and investments designed to build on our competencies and position us and certain new technologies to address the rapidly growing global demand for energy and to enhance our material development capabilities. Collectively, these transactions added the management, employees, facilities, intellectual properties, and other assets we needed to restructure and transform our company and businesses into leading innovators that commercialize and license technologies that enable the sustainable production of renewable energy, including lignocellulosic fuels, electrification metals and efficient mineral discovery.

Comstock historically focused on natural resource exploration, development, and production, with an emphasis on developing and mining gold and silver resources from its extensive contiguous property holdings in the historic Comstock District in Nevada. We are currently focused on developing technologies that enhance the efficacy and efficiency of mineral exploration and development activities, including advanced data collection capabilities and artificially intelligent interpretive and predictive technologies, while leveraging our extensive database of historical and current geologic data, for breakthrough mineral discovery.

REVERSE STOCK SPLIT

On February 24, 2025, the Company effected a one-for-ten (1:10) reverse stock split of its issued and outstanding shares of common stock. In connection with the reverse split, all shares of common stock, stock options, per-share and warrant amounts for all periods presented have been adjusted retrospectively to reflect this reverse stock split. This recast ensures comparability across all periods presented and does not impact previously reported net income (loss), total assets, or total liabilities. The reverse stock split did not impact the total stockholders’ equity, the number of authorized shares of common stock, or the par value per share.

CONSOLIDATED FINANCIAL STATEMENTS

The Consolidated Financial Statements herein are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Comstock Inc. and its subsidiaries which include the following:

•	Comstock Fuels Corporation (“Comstock Fuels”);
•	Comstock Metals LLC (“Comstock Metals”);
•	Comstock Mining LLC (“Comstock Mining”);
•	Comstock Innovations Corporation (“Comstock Innovations”);
•	Comstock Engineering Corporation (“Comstock Engineering”);
•	Comstock IP Holdings LLC (“Comstock IP Holdings”);
•	Comstock Exploration and Development LLC (“CED”);
•	Comstock Northern Exploration LLC (“CNE”) (CNE was sold December 18, 2024);
•	Comstock Processing LLC (“CP”);
•	Comstock Royalty Holding LLC (“CRH”);
•	Comstock Real Estate, Inc. (“CRE”);
•	Comstock Industrial LLC (“CI”);
•	Downtown Silver Springs LLC (“DTSS”);
•	LINICO Corporation Inc. (“LINICO”);
•	MCU Philippines, Inc. (“MCU-P”);
•	MANA Corporation (“MANA”);
•	Comstock Fuels Oklahoma LLC, since November 4, 2024; and
•	GenMat Licensing LLC (“AICo”) since November 6, 2024.

All significant intercompany balances and transactions have been eliminated on a consolidated basis for reporting purposes.

SEGMENT INFORMATION

We evaluate each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, we evaluate those components to determine if they must be aggregated into one or more operating segments. If applicable, when determining if it is appropriate to aggregate different operating segments, we determine if the segments are economically similar and, if so, the operating segments are aggregated. The chief operating decision maker (“CODM”) over the segments is our executive team consisting of our chief executive officer, chief operating officer and chief technology officer. We have the following five reporting segments: Fuels, Metals, Mining, Strategic Investments and Corporate. Our CODM assesses the Company's performance and allocation of capital resources based on our segments. The Company monitors each reporting segment and has dedicated personnel responsible for each reportable segment. Our Fuels Segment represents our lignocellulosic biomass into biointermediates for refining into renewable fuels. Our Metals Segment represents our recycling of electrification products. Our Mining Segment includes our gold and silver mining assets and related real estate. Our Strategic Investments Segment includes our investments in Green Li-ion and SSOF and our Corporate Segment includes all other assets and general corporate costs. Mining revenue is from leasing mineral claims and other real estate.

Fuels Segment

Our Fuels Segment is administered by our wholly owned subsidiary, Comstock Fuels Corporation, who develops and commercializes technologies that extract and convert wasted and unused lignocellulosic biomass into intermediates for refining into advanced renewable fuels. Most renewable fuels draw from the same pool of conventional fats, oils and greases (“FOG”) feedstocks, but the total existing FOG supply can only meet a small fraction of the global mobility demand. Comstock Fuels plans to enable and elevate domestic energy production capacity by directly building, owning, and operating a network of U.S. Bioleum Refineries, starting by demonstrating its refining solutions at demonstration scale, with its first planned commercial demonstration facility in Oklahoma. Comstock Fuels also licenses selected technologies to strategic international and domestic partners, including long term feedstock and offtake agreements.

Metals Segment

Our Metals Segment is administered by our wholly owned subsidiary, Comstock Metals, and provides environmentally superior end-of-life solar panel recycling for what we believe is a truly sustainable solar panel supply chain and solar energy system. Comstock Metals strives to reliably deliver a 100% Zero Landfill Solar Panel Recycling solution for our customers and partners.

During 2024, Comstock Metals expanded its metals recycling team, secured all permitting for its first commercial, demonstration scale facility, secured supply agreements from its first customers, commenced production commissioning activities, commissioned the demonstration facility and recognized revenue from three sources, that is, service fees for decommissioning, tipping fees for the receipt and storage of end-of-life panels and sales from shipments of recycled aluminum, copper, glass and concentrated silver in tailings.

Comstock Metals also completed the site selection and secured the lease on our first “industry-scale” production facility and commenced the design and the permitting thereto, and also received its first county permit for industry-scale storage and processing.

Mining Segment

Our Mining Segment generated income in the form of leases, licenses, and related fees and is administered by our wholly owned subsidiaries, Comstock Mining LLC, Comstock Processing LLC and various other local subsidiaries that collectively own, control, or retain a royalty interest in twelve square miles of properties of patented mining claims, unpatented mining claims and surface parcels in northern Nevada, including six and a half miles of continuous mineralized strike length (the “Comstock Mineral Estate”).

Strategic Investments Segment

We own and manage several investments and projects that are strategic to our plans and ability to produce and maximize throughput in our Fuels, Metals and Mining Segments, that are held for the purpose of complimenting or enhancing goals but that are not a component of such other segments or otherwise have distinct operating activities. Our Strategic Investments Segment includes minority equity, debt and/or equity-linked investments in RenFuel (advanced biofuel development and production), Green Li-ion Pte Limited (lithium-ion battery component recycler and remanufacturing), and Sierra Springs Opportunity Fund (real estate) and other investments.

Corporate Segment

Our Corporate Segment includes our corporate functions and services, including research and development activities that are ongoing outside of the business activities related to our Fuels, Metals, Mining and Strategic Investments Segments.

Each segment has a distinct cost structure with dedicated management personnel with reporting responsibility to the CODM. The CODM makes decisions about allocating resources based on the discrete financial information for each segment. Discrete financial information is available for each operating segment (See Note 19).

BUSINESS COMBINATIONS

The Company applies the acquisition method of accounting for business combinations to all acquisitions where the Company gains a controlling interest, regardless of whether consideration was exchanged. With respect to business combinations, the Company (a) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and, (c) discloses the nature and financial effects of the business combination. Accounting for business acquisitions requires us to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of the fair value of consideration transferred and the net acquisition-date fair values of the assets acquired and liabilities assumed. While the Company uses our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates inherently are uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets, including intangible assets acquired and liabilities assumed with corresponding offsets to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recognized to our consolidated statements of operations. Deferred tax losses created in business combinations for the difference between the historical carryover basis of assets for tax purposes and the stepped-up fair value basis for book purposes are recognized as an increase to goodwill.

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

VARIABLE INTEREST ENTITIES

A variable interest entity (“VIE”) refers to a legal business structure in which an investor may have an influential or controlling interest despite not having a majority of voting rights, including when the entity invested in is thinly capitalized and its equity is not sufficient to fund its activities without additional subordinated financial support. An investor in a VIE has a controlling interest if the investor is determined to be the primary beneficiary of the VIE, defined as having the (i) power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, or (ii) obligation to absorb losses of the VIE that could potentially be significant to the VIE, or (iii) right to receive benefits from the VIE that could be significant to the VIE. The Company has also determined that the Company does not have a controlling interest in any of its investments, as the Company does not meet the definition of primary beneficiary cited above. Accordingly, the accounts of these companies are not included in our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Financial Statements are prepared on the going concern basis of accounting that assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has had recurring net losses from operations and had an accumulated deficit of approximately $335.7 million at December 31, 2024. For the year ended December 31, 2024, the Company recognized net loss of $53,402,898 while cash and cash equivalents decreased by $2,831,306 from $3,785,577 at December 31, 2023 to $954,271 at December 31, 2024. The Company intends to fund our operations over the next twelve months from issuance of equity under our existing shelf registration statement and private placements, issuance of subsidiary-level equity, planned licensing and related engineering services, sales and deferred revenue from our solar panel recycling business, planned sales of non-strategic assets and other investments, and existing cash and cash equivalents. Based on these expected funding sources, management believes we will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the consolidated financial statements included herein. While we have been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, non-registered equity placements, non-registered equity issued directly from certain subsidiaries, borrowings, and various other means, there is no assurance we will be able to obtain additional equity capital or other financing, if needed. We intend to fund our operations beyond the next twelve months from planned sales of non-strategic assets, sales from our solar panel recycling operations, sales from licensing our lignocellulosic technology and related engineering services, issuance of subsidiary-level equity, and borrowings and other various equity financing alternatives from our existing shelf and other registration statements. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner, or at all.

USE OF ESTIMATES

In preparation of our consolidated financial statements and related disclosures in accordance with GAAP, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and related income, costs, expenses, receipts and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may pertain to:

•	impairment of equity investments;
•	discount rates on non-interest bearing notes receivable, debt and lease liabilities;
•	derivative assets and liabilities;
•	the useful lives and valuation of properties, plant and equipment and mineral properties;
•	carrying values of assets held for sale;
•	realization of net deferred tax assets;
•	useful lives of intangible assets;
•	impairment of intangibles, notes receivable and advances;
•	reclamation liabilities;
•	contingent liabilities;
•	revenue contract progress toward completion;
•	stock-based compensation;
•	estimates for incentive compensation; and
•	restricted stock.

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

NOTES RECEIVABLE

At issuance, notes receivable are recognized at an amount that reasonably approximates their fair value, which is based on the present value of future cash flows discounted at the prevailing interest rate. Any difference between the face amount and fair value is recognized as a discount or premium and accounted for as an element of interest over the life of the note. When interest accrued under the interest method exceeds interest at the stated rate, the amount of periodic amortization recognized is limited to the amount at which the borrower could settle the obligation. Notes receivable are subsequently measured on an amortized cost basis.

INVESTMENTS

Investments in Debt and Equity Securities

Investments in debt securities are classified as trading, available for sale or held to maturity. Investments in debt securities classified as trading or available for sale are reported at fair value. Investments in debt securities classified as held to maturity are reported at amortized costs. Upon sale of a debt security, the realized gain or loss is recognized in current earnings. At the end of each reporting period, the Company considers whether impairment indicators exist to evaluate if a debt investment security classified as held to maturity is impaired and, if so, record an impairment loss.

Investments in equity securities are generally measured at fair value. Gains and losses for equity securities resulting from changes in fair value are recognized in current earnings. In certain cases, we elect to record the investment under the fair value option. For equity securities without a readily determinable fair value, for which the Company has not elected the fair value option, the Company may elect to use the alternative measurement principle. Under this approach, the investment is initially recognized at cost and subsequently adjusted for impairments and observable price changes in orderly transactions for the same or similar securities of the investee. The Company evaluates these investments at each reporting period for impairment indicators. If qualitative factors indicate that the investment is impaired and the fair value of the security is less than its carrying amount, the Company recognizes an impairment loss in earnings equal to the difference between the carrying amount and fair value. Additionally, if the Company identifies observable price changes in orderly transactions for the same or similar securities of the investee, the carrying amount of the investment is adjusted accordingly, with the resulting gain or loss recognized in current earnings. The Company applies a consistent methodology in evaluating observable transactions and impairment indicators to ensure appropriate recognition and measurement (see Note 2).

Investments in Joint Ventures and Equity-Method Investments

Investments in companies and joint ventures for which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method. Under the equity method of accounting, our share of the net earnings or losses of the investee are included in other income (expense) in the consolidated statements of operations. Upon investment, the Company assesses whether a step up in the basis of the investee's net assets has occurred and, if so, adjusts our share of net earnings or losses by related depreciation and amortization expense. The Company recognizes its proportionate share of an equity investee's earnings and losses on a one-quarter lag basis. As changes in ownership percentage of our investments occur, the Company assesses whether we can exercise significant influence and account for the investment under the equity method. If our ownership percentage of the company or venture changes, we recognize a gain or loss on the investment in the period of change. The Company assesses its equity method investments for impairment when events or circumstances suggest that the carrying amount of the investment may be impaired. The Company records an impairment charge in earnings when the decline in value below the carrying amount is determined to be other than temporary.

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

We review purchased definite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or asset group are expected to generate. If the carrying value of the assets or asset group are not recoverable, impairment is measured and recognized as the amount by which the carrying value exceeds its fair value. We review indefinite-lived intangibles for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

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

DERIVATIVE INSTRUMENTS

Derivative instruments are recognized as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivative instruments depends on their intended use. Changes in the fair value of derivative instruments are recognized in current earnings. The Company evaluates and accounts for embedded derivatives in its financial instruments based on three criteria that, if met, require bifurcation of embedded derivatives from their host instruments and accounting for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not required to be re-measured at fair value and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is shown at its fair value at each balance sheet date and recognized as an asset or liability with the change in fair value recognized in current earnings.

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

The Company reviews the carrying amount of our property, plant and equipment for impairment whenever there are indicators of impairment. An asset is considered impaired when estimated future undiscounted cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flows.

RECLAMATION LIABILITIES AND ASSET RETIREMENT OBLIGATIONS

Minimum standards for site reclamation and closure have been established for us by various government agencies and contractual obligations with lessors. Asset retirement obligations are recognized when an obligation is incurred, either through regulatory requirements in the jurisdictions in which we operate or by contractual obligation with one of our lessors, and recognized as liabilities when a reasonable estimate of fair value can be determined. An expected present value technique is used to estimate the fair value of the liability. This includes inflating the estimated costs in today’s dollars using a reasonable inflation rate up to the date of expected retirement, and discounting the inflated costs using a credit-adjusted risk-free rate. Upon initial recognition of the liability, the carrying amount of the related long-lived asset is increased by the same amount. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is amortized over the life of the related asset.

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

MINERAL RIGHTS AND PROPERTIES

The Company capitalizes acquisition costs until the Company determines the economic viability of the property. Since the Company does not have proven and probable reserves as defined by the SEC regulation S-K 1300, exploration expenditures are expensed as incurred. The Company expenses mineral lease costs and repair and maintenance costs as incurred. Upon commencement of production, the capitalized expenditures are depleted over proven and probable reserves using the units-of- production method. Where proven and probable reserves have not been established, such capitalized expenditures are depleted over the estimated production life using the straight-line method. The Company has not established proven or probable reserves for any of its projects. The Company reviews the carrying value of our mineral rights and properties for impairment, including mineral rights upon the occurrence of events or changes in circumstances that indicate the related carrying amounts may not be recoverable. Our estimate of precious metal prices, mineralized materials, operating capital, and reclamation costs are subject to risks and uncertainties affecting the recoverability of our investment in all of our properties. Although the Company has made our best, most current estimate of these factors, it is possible that near term changes could adversely affect estimated net cash flows from our properties and mineral claims, and possibly require future asset impairment write-downs. Where estimates of future net operating cash flows are not available and where other conditions suggest impairment, the Company assesses recoverability of carrying value from other means, including net cash flows generated by the sale of the asset. The Company uses the units-of-production method to deplete the mineral rights and mining properties when in operation.

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

REVENUE RECOGNITION

Fuels Segment

For the majority of our operations, services revenues are recognized when services are performed and are contractually billable. For service contracts, principally engineering and construction management service, we recognize revenue over a period of time based on estimated progress toward completion. Service contracts that include multiple performance obligations are segmented between types of services. For contracts with multiple performance obligations, we allocate the transaction price to each performance obligation using an estimate of the stand-alone selling price of each distinct service in the contract. Revenue recognized on service contracts that have not been billed to clients is recognized as contract assets. Amounts billed to clients in excess of revenue recognized on service contracts to date are recognized as contract liabilities. Customer payments are typically due within 30 to 45 days of billing, depending on the contract. For the years ended December 31, 2024 and 2023, no revenue has been recognized.

Metals Segment

Revenue from our Metals segment consists of decommissioning revenue, recycling revenue and off-take revenue. Decommissioning revenue is specific to removal, transportation and packaging of removed solar panels and related scrap metal. Recycling revenue consists of tipping fees to store and recycle solar panels for processing. Off-take revenue consists of the sale of by-products, such as aluminum and silver, after the recycling process. For contracts with multiple performance obligations, we allocate the transaction price to each performance obligation using an estimate of the stand-alone selling price of each distinct service in the contract. Revenue recognized on service contracts that have not been billed to clients is recognized as contract assets. Amounts billed to clients in excess of revenue recognized on service contracts to date are recognized as contract liabilities. Customer payments are typically due within 30 to 45 days of billing, depending on the contract.

In 2024, the Company’s initial revenues were recognized and were generated from the operation of the photovoltaic recycling plant. The Company recognizes revenue from services for recycling photovoltaic panels which includes coordination of logistics and destruction of the panels. Revenue is measured based on the consideration to which the Company expects to be entitled under a contract with a customer. The Company recognizes revenue when it transfers control of a product or service to a customer as outlined in the contractual terms. The Company has elected the practical expedient to not recognize a financing component when payment is expected within one year of satisfaction of the performance obligation. Payment terms are typically 30 days or less.

Recycling service revenue is deferred upon receipt of the photovoltaic panels from the customers and recognized upon completion of the services and the issuance of a certificate of destruction. The price for services is separately identifiable within each contract.

For sale of offtake products, revenue is recognized when control of the goods has transferred, typically when the goods have been transferred to the customer. A receivable is recognized by the Company when the goods are transferred to the customer as this represents the point in time at which the right to consideration becomes unconditional, as only the passage of time is required before payment is due.

Cost of goods sold is primarily comprised of direct materials and supplies consumed in the manufacturing of product, as well as manufacturing labor, depreciation expense, repair and maintenance expense and direct and indirect overhead expenses associated with manufacturing product for sale.

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

Real Estate Rental Revenues

We generate real estate rental revenues from tenants via long-term lease contracts in various forms, including lease and sublease agreements. Providing access to the leased land and facilities and performing specified repair and maintenance services over the length of the tenant contract term represent our performance obligations under our tenant contracts. Tenant rental payments are typically due monthly or quarterly, depending on the contract.

RESEARCH AND DEVELOPMENT

Costs associated with the research and development for our renewable energy products are generally recognized as expenses. Research and development expenses are capitalized only for those expenditures on materials, equipment and facilities that are acquired or constructed for research and development activities and have an alternative future use. Once such expenditures are placed in service, these costs are capitalized and depreciated to depreciation expense over the estimated lives of the products.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 2024 financial statement presentation. Reclassifications had no effect on net income (loss), cash flows, or stockholders’ equity, as previously reported.

INCOME TAXES

The Company’s income tax expense and deferred tax assets and liabilities reflect management’s best assessment of estimated future taxes to be paid or refunded. Significant judgments and estimates are required in determining the consolidated income tax expense. Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating the Company’s ability to recover its deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company develops assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and the assumptions are consistent with the plans and estimates that the Company is using to manage its underlying businesses. The Company provides a valuation allowance for deferred tax assets that the Company does not consider more likely (than not) to be realized. Changes in tax laws and rates could also affect recognized deferred tax assets and liabilities in the future. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company evaluates its tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions will more likely than not be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are not recognized as a tax benefit or expense in the current year. No reserve for uncertain tax positions has been recognized.

INCOME (LOSS) PER COMMON STOCK

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options, warrants, and convertible instruments, if the impact is not antidilutive.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05 Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The new guidance addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture's separate financial statements. The objectives of the amendments are to (1) provide decision useful information to investors and other allocators of capital in a joint venture's financial statements and (2) reduce diversity in practice. The guidance is applied prospectively and effective for all newly formed joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. We adopted this guidance prospectively on January 1, 2025 for any newly formed joint ventures entities.

In November 2023, the FASB issued ASU 2023-07 (Topic 280) Improvements to Reportable Segment Disclosures. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to or easily computed from information regularly provided to the chief operating decision maker and (2) included in the reported measure of segment profit or loss. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. We adopted this guidance which resulted in additional required disclosures included in our consolidated financial statements for the year ended December 31, 2024 and segment disclosure for the comparative year ended December 31, 2023 were modified retrospectively to include the new requirements.

In December 2023, the FASB issued ASU 2023-09 (Topic 740) Improvements to Income Tax Disclosures. The new guidance is intended to enhance annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s operations. The amendments in this standard require disclosure of additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. They also require greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the amendments in this update require information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The amendments in this update are effective on January 1, 2025 for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company does not expect the adoption to have a material impact on the consolidated financial statements and has not early adopted the standard.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company's annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on our consolidated financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2         INVESTMENTS

Summary of Investments

At December 31, 2024 and 2023, our investments include:

	December 31, 2024		December 31, 2023
Equity Method Investments	Investment	Ownership %	Investment	Ownership %
Quantum Generative Materials LLC	$—	0.00%	$11,606,763	48.19%
Pelen Limited Liability Company	—	0.00%	609,165	25.00%
Investment in research and development company	1,109,933	40.00%	—	0.00%
Total equity method investments	1,109,933		12,215,928

Measurement Alternative Investments
Green Li-ion Pte. Ltd.	18,201,065	13.34%	18,912,985	13.34%
Sierra Springs Opportunity Fund, Inc.	19,575,000	17.27%	19,045,000	17.11%
Total measurement alternative investments	37,776,065		37,957,985

Total investments	38,885,998		50,173,913
Less: current investments	—		18,912,985
Long-term investments	$38,885,998		$31,260,928

As of December 31, 2024 and 2023, the gain (loss) on investments is as follows:

	December 31, 2024	December 31, 2023
Realized gain on sale of 1,500 Green Li-ion shares	$—	$597,248
Unrealized gain (loss) on 35,662 Green Li-ion preferred shares	(711,920)	14,577,627
Realized loss on sale of 9,076,923 ABTC common stock	—	(1,865,000)
Unrealized gain on Sierra Springs Opportunity Fund, Inc.	—	11,725,000
Total gain (loss) on investments	$(711,920)	$25,034,875

Summary financial information for affiliated companies (20% to 50%-owned) accounted for by the equity method for the periods presented, compiled from the equity investee's financial statements and reported on a one quarter lag is as follows:

	December 31, 2024	December 31, 2023
Current assets	$739,053	$665,765
Non-current assets	35,000	6,260,818
Current liabilities	985,660	—
Non-current liabilities	—	—

	Twelve-Months Ended
	December 31, 2024	December 31, 2023
Revenues	$932,501	$70,271
Gross Profit	$126,082	$70,271

Net loss	$(4,655,541)	$(4,588,529)
Net loss attributable to Comstock Inc.	$(1,764,643)	$(1,715,689)

Upon acquisition, management determined that the excess of our investment values over the net assets of the individual equity method investees was comprised of goodwill and intellectual property. At December 31, 2023, non-current assets in the summarized financial information in the table above include the GenMat investment in, and derivative asset associated with, the Company's common stock of $3.7 million.

Investment in GenMat

On June 24, 2021, the Company invested in the equity of Quantum Generative Materials LLC (“GenMat”), and we received 465,000 membership units and committed $5,000,000 in cash and $10,000,000 in guaranteed stock value for a total of $15,000,000 for the initial seed investment and committed an additional $35,000,000 based upon GenMat’s realization of key development milestones, for up to 50% ownership of GenMat. The Company paid $5.0 million in cash in 2021 and 2022 and, upon signing the agreement, issued 300,000 shares of its common stock to GenMat. The agreement stipulated that proceeds from the sale of the stock would offset the $10.0 million funding commitment.

Through May 17, 2024, Comstock invested direct cash of $9,714,364 against the $10.0 million commitment. In addition, prior to 2024, GenMat sold a total of 48,655 shares of Comstock’s common stock it held for proceeds of $285,636. The direct cash funding plus the proceeds GenMat earned on the sale of Comstock common stock total $10.0 million thus fulfilling the commitment agreed to in 2021. In 2024 and 2023, the Company paid $2,164,364 and $5,100,000, respectively, to GenMat against the initial $10,000,000 funding commitment (see Note 14).

At May 17, 2024, GenMat held 251,345 in Comstock shares of common stock with a fair value of $694,969. Pursuant to the terms of the agreement, future proceeds from the sale of these shares will be applied against the purchase price of future investment tranches in GenMat. Subsequent to achieving the $10.0 million commitment in May 2024, funds advanced by the Company to GenMat were recognized as Advances on the consolidated balance sheet and the change in fair value each period of the shares of the Company's common stock held by GenMat was recognized in earnings (see Note 3). For the year ended  December 31, 2024, GenMat sold the remaining holdings of Comstock shares of common stock for net proceeds of $1,183,088 and at  December 31, 2024, the Company recognized a gain on the change in fair value of this asset from May 17, 2024 to  December 31, 2024 of $256,181 which is included in other income (expense) in the consolidated statements of operations (see Note 16).

For the years ended December 31, 2024 and 2023, the Company recognized $1,599,011 and $1,705,670, respectively, in equity loss from affiliates for the investment in GenMat.

Sale of Investment in GenMat

On November 6, 2024, the Company, Deep Interstellar Research LLC (“DIR”) and GenMat entered into an agreement pursuant to which (i) the Company obtained 100% ownership of GenMat Development LLC (“AICo”) in exchange for all of the equity of GenMat previously owned by the Company, (ii) GenMat granted AICo a non-exclusive end user right and license (“EULA”) to use GenMat’s now and hereafter existing intellectual properties, including, without limitation, GenMat’s commercially available artificial intelligence for materials science services and products, and all current imaging and other data, analytics, artificial intelligence and other models, and other information, in both the form of data and a promulgated report, relating to Comstock’s mining properties in Nevada, and (iii) a credit against the amounts payable under the EULA equal to 100% of the Company’s cumulative historical investments in GenMat. The Company and GenMat also mutually agreed to terminate all prior transaction documents between the two companies. The Company determined under this agreement, the licensed intellectual property, including software applications, obtained from 100% ownership of AICo will be integrated and used for material discovery and advancement within the Company’s existing and enhanced innovation processes and likely has very little to no alternative future uses other than for the Company's own research and development activities. The Company recognized $12.2 million as research and development expense in the consolidated statements of operation. Pursuant to the agreement, the Company derecognized the carrying value of our investment in GenMat of $10,007,752 and advances to GenMat of $2,236,786 (see Note 3).

Prior to  November 6, 2024, the Company’s executive chairman and chief executive officer served as the chairman of GenMat and the Company’s chief technology officer and another Comstock employee also served on GenMat's board of directors. The GenMat board of directors was composed of the three Company employees having one vote each along with the chief executive officer and founder of GenMat who received four votes. As of  December 31, 2024, no employee from the Company serves on the GenMat's board of directors.

Investment in Pelen LLC

On April 24, 2020, the Company completed the acquisition of 25% of Pelen LLC's (“Pelen”) membership interests for $602,500. For the years ended December 31, 2024 and 2023, the Company recognized $15,049 in equity income from affiliates and $10,019 in equity loss from affiliates, respectively, for the investment in Pelen.

On December 18, 2024, the Company's investment in Pelen was sold as part of the Membership Interest Purchase Agreement with Mackay Precious Metals Inc. (“Mackay”). As a result, during the year ended  December 31, 2024, the carrying value of the Pelen investment of $624,214 was recognized as part of the gain on sale of mineral rights (see Note 4).

Investment in Research and Development Company

On March 1, 2024, the Company entered into Securities Purchase Agreement (the “Developer Securities Purchase Agreement”) with an unaffiliated research and development company (“Developer”) under which the Company agreed to purchase 4,000,000 shares of common stock of the Developer, corresponding to 40% of Developer's fully-diluted issued and outstanding capital stock, for $1,500,000. In 2024, the Company recognized our initial investment in Developer of $1,290,614. Concurrently and in connection with the entity into the Developer Securities Purchase Agreement, the Company and Developer entered into Development Services Agreement (“DSA”) for purposes of conducting certain research and development work (see Note 12). The purchase price payable by the Company pursuant to the Developer Securities Purchase Agreement will be paid on the following schedule:

Phase 1

•	$100,000 on March 1, 2024;
•	$20,000 per month from March 1, 2024 to completion of the first project under the DSA; and
•	$205,000 on completion of the first project under the DSA.

After completion of Phase 1

•	$30,000 per month until fully paid; and
•	$205,000 on completion of the first six projects under the DSA.

Since the payments are not interest bearing, the Company calculated the implied interest of $214,039 on the future cash payments using an interest rate of 9.76% which was recognized as a discount on initial investment of $1.5 million and will be recognized over the payment term. The Company recognized a corresponding payable for future cash payments to account for the 40% ownership interest in the Developer. At December 31, 2024, the future remaining payments, net implied interest, totaled $1,133,105 (see Note 7).  For 2024, the Company recognized $180,681 in equity loss from affiliates for our investment in the Developer. During 2024, Comstock paid $260,000, respectively, to the Developer in accordance with the funding commitments under the Developer Securities Purchase Agreement as a reduction to the payable of $1,133,105 (see Note 7).

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

In 2023, Green Li-ion issued additional equity and decreased our ownership to 13.34%, resulting in the loss of our ability to exercise significant influence. Accordingly, we elected the measurement alternative for equity investments that do not have a readily determinable fair value.

On September 12, 2023, the Company received gross proceeds of $795,510, net of commission fees of $15,910, from the sale of 1,500 Green Li-ion preferred shares for $530.34 per share and recognized a realized gain of $597,248 included in gain (loss) from investments in the consolidated statements of operations. In connection with this sale, the Company valued the remaining 35,662 Green Li-ion preferred shares it holds using the sales price of $530.34 per share which resulted in recognition of an unrealized gain on investment of $14,577,627. The Company intends to sell the remaining Green Li-ion preferred shares in 2026. For the year ended  December 31, 2024, the Company recognized an unrealized loss of $711,920 related to our investment in Green Li-ion, which is measured using the alternative measurement method. This loss was recognized as a result of an orderly transaction observed during 2024, which provided evidence of a change in the fair value of the investment. As of December 31, 2024, the cumulative amount of upward adjustments is $14,577,627 and the cumulative amount of downward adjustments is $711,920.

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

During 2024, SSOF issued additional equity of $750,000 at $1.80 per share to third-party investors and the Company invested an additional $530,000 in SSOF at $1.80 per share increasing our equity ownership to 17.27%. The Company monitors additional equity issuances and other potential orderly transactions of SSOF to assess whether the equity securities issued are similar investments requiring adjustments of our investments carrying value to fair value. At  December 31, 2024, no adjustments were made to our investments carrying value as a result of the SSOF equity issuances because the price per share sold was consistent with the Company’s carrying value for this investment.

The Company's CEO is an executive of SSOF. Management concluded that SSOF is a VIE of the Company because the Company has both operational and equity risk related to SSOF, and SSOF currently has insufficient equity at risk. Management also concluded that the Company is not the primary beneficiary of SSOF because no one individual or entity has unilateral control over significant decisions. As the Company is not the primary beneficiary, SSOF is not consolidated. At December 31, 2024, the Company’s maximum exposure to loss as a result of its involvement with SSOF is limited to its investment of $19,575,000.

Investment in American Battery Technology Company

In connection with the 2023 sale of the Facility (see Note 9), the Company received 11 million shares of restricted common stock from the purchaser of the Facility, American Battery Technology Company ("ABTC"), with an initial fair value of $9,365,000 (see Note 14). On June 30, 2023, the Company and ABTC amended the agreement whereby the Company returned 1,923,077 of the ABTC restricted shares, based on the trading price of ABTC's stock on the date of the amended agreement, in exchange for the $1.5 million of the purchase price set aside in escrow to settle indemnification claims.

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

For the year ended December 31, 2023, the Company recognized a loss of $1,865,000 on sale of the ABTC shares which is included in gain (loss) from investments. The Company had no transactions with ABTC in 2024.

NOTE 3         NOTES RECEIVABLE AND ADVANCES, NET

Notes receivable and advances, net at December 31, 2024 and 2023 include:

	December 31, 2024	December 31, 2023
Non-current portion
RenFuel K2B AB note receivable	$1,450,000	$—
Daney Ranch note receivable	980,291	980,291
Total notes receivable and advances, non-current portion, net	$2,430,291	$980,291

RenFuel K2B AB ( “RenFuel”)

On January 2, 2024, the Company funded $250,000 to RenFuel for a term loan, bearing interest at 7% per annum and matured on February 15, 2024. On April 19, 2024 and amended on  June 27, 2024, the Company and RenFuel entered into a securities purchase agreement in which the Company agreed to fund RenFuel in twelve tranches of $250,000 up to the aggregate principal amount of $3,000,000 for a 7% Senior Secured Convertible Note (“Senior Secured Convertible Note”). On June 27, 2024, the parties signed the Amended Agreement to the RenFuel securities purchase agreement to include certain legal fees of up to $450,000, increasing the aggregate principal amount of the Senior Secured Convertible Note to $3,450,000. The full principal and 7% interest rate per annum are due on April 30, 2034. The Senior Secured Convertible Note is secured by (i) a first priority lien on all material assets of RenFuel and RenFuel K2B Ipco AB (“SPV”), senior to all other currently outstanding and hereinafter existing RenFuel indebtedness pursuant to the securities purchase agreement, (ii) a first priority security interest and lien granted by RenFuel on 100% of the issued and outstanding equity of the SPV pursuant to the securities purchase agreement, and (iii) a first priority security interest and lien on 100% of the SPV's now and hereafter existing assets pursuant to the Guaranty and securities purchase agreement. RenFuel fully satisfied the term loan by issuance of the Senior Secured Convertible Note.

During 2024, the Company funded $1,450,000, which included $450,000 of legal fees, to RenFuel in accordance with the Senior Secured Convertible Note. For the years ended December 31, 2024 and 2023, the Company recognized interest income of $58,004 and $0, respectively. As of December 31, 2024, interest receivable on the note is $58,004 and is included in prepaid expenses and other current assets on our consolidated balance sheet.

GenMat Advances

During 2024, The Company advanced GenMat $1,285,637 in cash. In addition, the Company is owed proceeds received by GenMat on sale of the Company’s common stock held by the GenMat (see Note 2) totaling $951,149. In connection with the November 6, 2024 agreement between the Company, DIR and GenMat, the advance total balance of $2,236,786 was derecognized and recognized research and development expense. The advances were non-interest bearing.

Daney Ranch Sale

On August 19, 2022, the Company sold the Daney Ranch and issued a 10-year $993,000 note receivable maturing in August 2032 to the former lessee and purchaser. The note bears interest at 2% for the first twelve months and currently bears interest at 7% and will so for the remaining term. The note may be prepaid, in full or in part, at any time without penalty. The note is secured by a second priority security interest in the property. For the years ended December 31, 2024 and 2023, the Company recognized interest income of $68,808 and $71,595, respectively, on the Daney Ranch note receivable. As of December 31, 2024, interest receivable on the note is $3,808 and is included in prepaid expenses and other current assets on our consolidated balance sheet.

NOTE 4         PROPERTIES, PLANT AND EQUIPMENT, NET AND MINERAL RIGHTS

Properties, plant and equipment at December 31, 2024 and 2023, include the following:

	December 31, 2024	December 31, 2023
Land	$—	$6,328,338
Real property leased to third parties	1,037,049	1,037,049
Property, plant and equipment for mineral processing	27,644,745	27,644,745
Other property and equipment	7,691,183	7,394,191
Accumulated depreciation	(27,767,883)	(27,200,293)
Total properties, plant and equipment, net	$8,605,094	$15,204,030

The Company recognized depreciation expense of $567,590 and $435,683 for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, the Company had $433,411 and $402,931, respectively, of properties, plant and equipment that were not yet placed in service and have not yet been depreciated. In 2024, the Company recognized an impairment loss of $324,047 on equipment not yet placed in service for obsolete battery recycling equipment.

Mineral Rights and Properties

Comstock and its subsidiaries own, control, or retain interests in mineral properties covering 6.5 miles of strike-length on the Comstock and Silver City lodes, including fee ownership of real properties, patented mining claims, unpatented mining claims administered by the BLM, one LLC membership interest (providing exclusive rights to exploration, development, mining and production), and royalty interests in patented and unpatented mining claims. This mineral estate totals 8,482 acres (due to overlapping interests, the combined area is approximately 7,530 acres).

Comstock owns or controls 78 patented lode mining claims totaling 846 acres with surface parcels increasing the total to 2,114 acres, 194 unpatented lode mining claims, 38 unpatented placer claims, and one mill site claim administered by the BLM totaling 3,075 acres. Comstock’s royalty interests include a 1.5% NSR minerals royalty on property owned by Mackay Precious Metals Inc. or controlled by Mackay through five mineral exploration leases. This royalty property includes 50 patented lode mining claims totaling 539 acres with surface parcels increasing the total to 695 acres, and 174 unpatented lode mining claims totaling 2,597 acres.

Our properties at December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Comstock Mineral Estate	$10,842,716	$12,164,013
Other mineral properties	317,405	317,405
Water rights	90,000	820,595
Total mineral rights and properties	$11,250,121	$13,302,013

The Comstock Mineral Estate includes all of the Company's resource areas and exploration targets. During the years ended December 31, 2024 and 2023, we did not record any depletion expense, as none of the properties are currently in production. All of our mineral exploration and mining lease payments are classified as selling, general and administrative expenses in the consolidated statements of operations.

On June 30, 2023, the Company signed a Mineral Exploration and Mining Lease Agreement (the “Mackay Mining Lease”) with Mackay. The Mackay Mining Lease provides a twenty-year term granting Mackay the rights to conduct exploration on certain of the Company’s mineral properties in Storey County, Nevada. Mackay paid a lease initiation fee of $1,250,000 and made their first two quarterly lease payments totaling $875,000, with subsequent quarterly lease payments of $375,000 for the next three and a half years. In addition, Mackay was required to reimburse carrying costs for the mineral properties and will pay a 1.5% Net Smelter Returns (“NSR”) royalty from eventual mine production from the mineral properties. Mackay also committed to exploration expenditures of $1,000,000 per year on a cumulative basis, and increasingly detailed technical reports after the first five, ten, and fifteen years. We determined that the Mackay Mining Lease initiation fee of $1,250,000 should be recognized as revenue ratably over the term of the Mackay Mining Lease and quarterly lease payments will be recognized as revenue in the period received.

On December 18, 2024, the Company executed a binding membership interest purchase agreement (the “Mackay MIPA”) with Mackay pursuant to which the Company sold all of its right, title, and interest in its wholly owned subsidiary Comstock Northern Exploration LLC, and the Company's 25% interest in Pelen to Mackay (see Note 2), for an aggregate purchase price of $2,750,000, of which $1,000,000 was paid in cash, with another $750,000 expected to be paid by March 30, 2025 and $1,000,000 will be paid in either cash or stock on or before October 31, 2025.

Pursuant to and as defined in the NSR Royalty Agreement between the Company and Mackay, also dated December 18, 2024 (the “Mackay Royalty Agreement”) the Company is to receive a 1.5% royalty of Net Smelter Returns. On December 18, 2024, the Company and Mackay mutually agreed to terminate the Mackay Mining Lease. Upon the termination of the Mackay Mining Lease, the associated deferred lease initiation fee revenue balance of $1,166,666 was recognized during the year ended  December 31, 2024. An additional $0.5 million in pro-rata lease expenses are expected to be paid by  March 30, 2025.

For the year ended  December 31, 2024, the Company recognized a gain on sale of mineral rights of $0.8 million as follows:

Cash	$1,000,000
Mackay receivable - cash consideration	750,000
Mackay receivable - cash or stock consideration	1,000,000
Total consideration	$2,750,000
Net carrying value - mineral rights	1,321,297
Net carrying value - Pelen investment	624,214
Total net carrying value	1,945,511
Net gain on sale of mineral rights	$804,489

For the year ended December 31, 2024, we recognized revenue of $2,468,750 which includes the quarterly lease payments received of $1,250,000, deferred lease initiation fee revenue of $1,166,666 and amortization of the lease initiation fee of $52,084. For the year ended December 31, 2023, we recognized revenue of $906,250 which includes the quarterly lease payments of $875,000 and amortization of the lease initiation fee of $31,250.

Assets Held for Sale

In 2024, the Company committed a plan to sell industrial and commercial land located in Lyon County, Nevada. This balance of $6,328,338 is classified as Assets Held for Sale on the consolidated balance sheet as of  December 31, 2024.

In March 2023, the Company acquired senior water rights (50-acre feet) associated with one of its existing properties and junior water rights (16-acre feet) for a total of $730,595. In 2024, the Company committed a plan to sell the water rights and reclassified those water rights to Assets Held for Sale on the consolidated balance sheet.

The Company’s assets held for sale at December 31, 2024 and 2023 include the following:

Assets held for sale	Asset group	December 31, 2024	December 31, 2023
Water rights	Mineral rights and properties	$730,595	$—
Land	Properties, plant and equipment, net	6,328,338	—
Total assets held for sale		$7,058,933	$—

NOTE 5         RECLAMATION BOND DEPOSIT

The reclamation bond deposit at December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Lexon surety bond cash collateral	$2,877,868	$2,743,582
Comstock Metals bond cash collateral	74,710	—
Other cash reclamation bond deposits	306,936	106,936
Total reclamation bond deposit	$3,259,514	$2,850,518

The Nevada Revised Statutes and Regulations require a surety bond to be posted for mining projects so that after the completion of such mining projects the sites are left safe, stable and capable of productive post-mining uses. The bond is intended to cover the estimated costs of $8,199,072 required to safely reclaim the natural environment to the regulatory standards established by the State of Nevada’s Division of Environmental Protection. Accordingly, the Company has two surety bonds issued by entities under common control, including a $6,163,000 reclamation surety bond issued through the Lexon Surety Group (“Lexon”) and a $2,036,072 reclamation surety bond issued through the Bond Safeguard Insurance Company, both with the State of Nevada's Bureau of Mining Regulation and Reclamation at December 31, 2024. The Company also has a $500,000 surety bond with Storey County for mine reclamation at December 31, 2024. As part of the surety agreement, the Company agreed to pay a 2.0% annual bonding fee. The total cash collateral, per the surety agreement, was $3,077,868 and $2,743,582 at December 31, 2024 and 2023. In 2024, the Company agreed to make $50,000 monthly payments to increase the cash collateral balance until such time as the bond is collateralized at approximately 50% of the bonded amount. The increase in cash collateral requirement is primarily due to the insurance company's proprietary risk assessment process. During the year ended  December 31, 2024, the Company had contributed $200,000 in additional cash collateral. The combined bonding collateral at December 31, 2024 and 2023, includes interest income of $134,286 and $122,703, respectively, which is on deposit at BNY Mellon and Wells Fargo.

The Company also has an irrevocable letter of credit for the benefit of the State of Nevada at Nevada State Bank in the amount of $74,710 for Comstock Metals.

NOTE 6         INTANGIBLE ASSETS

The Company’s intangible assets at December 31, 2024 and 2023 include the following:

Description	Estimated Economic Life (in years)	December 31, 2024	December 31, 2023
Developed technologies	10	$8,064,402	$19,582,402
License agreements	10	499,952	510,752
Customer agreements	1	122,885	122,885
Distribution agreements	8	19,733	19,733
Trademarks	10	—	7,000
Accumulated amortization		(2,847,820)	(4,376,740)
Intangible assets, net		$5,859,152	$15,866,032

The estimated economic lives shown above were determined at the closing dates of the respective acquisitions. The estimated economic lives of license agreements and developed technologies are based on the midpoint of the indicated lives derived from the related valuation analyses. The estimated economic lives of customer and distribution agreements are based on the specified terms of the respective agreements.

Accumulated amortization as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Developed technologies	$2,536,716	$4,113,045
License agreements	177,730	131,917
Customer agreements	122,885	122,885
Distribution agreements	10,489	7,493
Trademarks	—	1,400
Accumulated amortization	$2,847,820	$4,376,740

Amortization expense related to intangible assets of $1,624,011 and $1,997,649 was recognized for the years ended December 31, 2024 and 2023, respectively.

Future minimum amortization expense is as follows at December 31, 2024:

2025	$859,915
2026	859,915
2027	859,915
2028	857,169
2029	856,918
Thereafter	1,565,320
$5,859,152

Changes in the intangible assets balances for the year ended December 31, 2024 are presented below:

	As of December 31,				As of December 31,
	2023	Additions	Impairment	Amortization	2024
Intangible assets	$20,242,772	$285,000	$(11,820,800)	$—	$8,706,972
Accumulated amortization	(4,376,740)	—	3,152,931	(1,624,011)	(2,847,820)
Total intangible assets	$15,866,032	$285,000	$(8,667,869)	$(1,624,011)	$5,859,152

Changes in the intangible assets and goodwill balances for the year ended December 31, 2023 are presented below:

	As of December 31,				As of December 31,
	2022	Additions	Impairment	Amortization	2023
Intangible assets	$20,042,772	$200,000	$—	$—	$20,242,772
Accumulated amortization	(2,379,091)	—	—	(1,997,649)	(4,376,740)
Total intangible assets	$17,663,681	$200,000	$—	$(1,997,649)	$15,866,032

In 2024, we determined that our ability to reprocess clean and reusable materials does not require the use of developed technology that we acquired in 2021. As a result, the Company recognized an impairment of $8,655,176 for the net balance of the intangible associated with the developed technology in our Metals Segment. In addition, we recognized an impairment related to trademark of $5,133 in our Corporate Segment and license of $7,560 in our Strategic Investment Segment. The total impairment in intangible assets of $8,667,869 was recognized during the year ended  December 31, 2024 in our consolidated statement of operations.

The Company is party to three license agreements (collectively, the “AST License Agreements”) with American Science and Technology Corporation (“AST”), pursuant to which the Company agreed to license certain intellectual property of AST for use at three facilities in exchange for three facility-specific license fees of $500,000 each, and a royalty fee equal to 1.0% of the gross revenue of each of the first three operating facilities. License fees totaling $1,500,000 for the AST licenses were completed in 2022, and no additional payments are anticipated. As of December 31, 2024, no royalty fees have been paid under the AST License Agreements.

On December 28, 2023, the Company entered into an amendment (the “2023 FPC Asset Purchase Agreement Amendment”) with Flux Photon Corporation (“FPC”) to amend that certain Asset Purchase Agreement, dated on September 7, 2021, and amended on December 10, 2021 (as amended, the “FPC Asset Purchase Agreement”). Pursuant to the 2021 FPC Asset Purchase Agreement, the Company acquired certain intellectual property and related photocatalysis laboratory equipment (the “FPC Assets”). The original purchase price included a payable for the FPC Assets of $17,650,000, payable only from 20% of future cash flows defined as the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its now and hereafter-existing subsidiaries until the purchase prices has been fully paid. The 2023 FPC Asset Purchase Agreement Amendment reduced the purchase price payable to FPC to $16,850,000. On December 28, 2023, the Company paid $200,000 on this payable which was accounted for as an acquisition of intellectual property. The remaining balance of $16,650,000 will be paid to FPC from future cash flows. During 2024, the Company paid an additional $275,000 to FPC reducing the remaining payable from future cash flows to $16,375,000. The Company’s chief technology officer and a member of the Company's board of directors, is also the owner of 100% of the outstanding common stock of FPC and as such was the indirect beneficiary of all payments made to FPC pursuant to the FPC Asset Purchase Agreement (see Note 20).

NOTE 7         ACCRUED EXPENSES AND OTHER LIABILITIES - CURRENT

Accrued expenses and other liabilities - current at December 31, 2024, and 2023, consisted of the following:

	December 31, 2024	December 31, 2023
Accrued interest expense	$353,280	$52,500
Accrued payroll costs	951,247	798,827
Accrued incentive compensation	1,031,250	1,332,169
Accrued vendor liabilities	516,804	53,088
Payable to research and development company - current	528,878	—
LINICO acquisition-related payable	1,018,853	—
Other accrued expenses	118,185	47,402
Total accrued expenses	$4,518,497	$2,283,986

As of December 31, 2024, the short-term payable to a research and development company of $528,878 and long-term payable of $604,227 consists of payments due under the Developer Securities Purchase Agreement dated March 1, 2024, between the Company and research and development company (see Note 2). During the year ended December 31, 2024, Comstock paid $260,000 to the Developer in accordance with the funding commitments under the Developer Securities Purchase Agreement.  For the year ended December 31, 2024, the Company recognized interest expense of $107,145 which represents the amortization of the discount that was recognized on the date of the agreement because the payable associated with the funding commitment is non-interest bearing.

On July 1, 2022, the Board of Directors of the Company approved a performance objective based, cash incentive compensation plan for executives of the Company, with the potential to earn a performance bonus of up to 100% of base salary.

Changes in the accrued incentive compensation balance for the year ended December 31, 2024 are presented below:

	As of December 31, 2023	Expensed	Award Canceled	As of December 31, 2024
Executive incentive accrual - 2023	$1,332,169	$-	$1,332,169	$-
Executive incentive accrual - 2024	-	1,031,250		1,031,250
Total executive incentive accrual	$1,332,169	$1,031,250	$1,332,169	$1,031,250

In 2024, the Company's Compensation Committee of the Board of Directors determined that the estimated $1,332,169 for the 2023 incentive compensation shall be canceled based on an updated assessment of the progress toward the objectives of the incentive plan. The Company accordingly reduced the estimated 2023 accrued incentive compensation in 2024 by $1,332,169. For the year ended December 31, 2024, the Company expensed $1,031,250 for the 2024 accrued incentive compensation in the consolidated financial statements and anticipates payments of those monies in 2025.

Changes in the accrued incentive compensation balance for the year ended December 31, 2023 are presented below:

	As of December 31, 2022	Expensed	Paid	As of December 31, 2023
Executive incentive accrual - 2022	$928,125	$41,875	$970,000	$-
Executive incentive accrual - 2023	-	1,332,169	-	1,332,169
Total executive incentive accrual	$928,125	$1,374,044	$970,000	$1,332,169

On April 28, 2023, the Compensation Committee of the Board of Directors approved executive incentive compensation of $970,000 for named executive officers other than the chief executive officer earned through December 31, 2022 and paid in 2023. For the year ended December 31, 2023, the Company expensed $1,332,169 for the 2023 accrued incentive compensation.

As of December 31, 2024, the total LINICO acquisition-related payable of $3,218,853 and is related to make whole payments (see Note 14) due to the former chief executive officer of LINICO and consists of a short term payable of $1,018,853 and long-term payable of $2,200,000, included in other long-term liabilities on the consolidated balance sheet. In 2024, the Company paid $25,000 against the LINICO acquisition-related payable (See Note 21).

NOTE 8         LEASES

The Company has lease balances recognized on the consolidated balance sheets as follows:

Lease Assets and Liabilities	Classification	December 31, 2024	December 31, 2023
Finance lease right-of-use asset	Finance lease - right to use asset, net	$3,088,188	$2,923,766
Operating lease right-of-use asset	Operating lease - right to use asset, net	4,650,862	237,617
Total right of use assets		$7,739,050	$3,161,383

Operating lease liability - current	Accrued expenses and other liabilities	$44,758	$37,401
Operating lease liability - long-term	Operating lease - Right of use lease liability	4,826,785	205,154
Finance lease liability, current portion	Finance lease - Right of use lease liability	490,075	838,676
Total lease liabilities		$5,361,618	$1,081,231

The Company has the following lease costs recognized in the consolidated statements of operations as follows:

	Year Ended December 31,
	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$49,663	$44,193
Interest resulting from amortization of discount on lease liability	16,445	246,038
Operating lease cost	432,856	34,945
Total lease cost	$498,964	$325,176

Other information
Operating cash flows used in operating leases	$217,112	$33,350

The Company has the following weighted average remaining lease terms and discount rates for our finance and operating leases:

	2024	2023
Weighted-average remaining lease term in years - finance leases	0.33	0.33
Weighted-average remaining lease term in years - operating leases	9.40	4.62
Weighted-average discount rate - finance leases	0%	8%
Weighted-average discount rate - operating leases	13%	13%

Finance Lease

AST Asset Purchase Agreement

On April 16, 2021, the Company entered into an asset purchase agreement (the “AST Asset Purchase Agreement”) with AST. Concurrently and in connection with the entry into the AST Asset Purchase Agreement, the Company and AST entered into the AST License Agreements (see Note 6). The AST License Agreements, as amended, provided for full use of the facility and all machinery and equipment located therein until April 30, 2025. Under the AST Asset Purchase Agreement, the Company agreed to acquire substantially all of AST’s assets in exchange for $3,500,000 due on April 30, 2024, extendable to April 30, 2025, in addition to $35,000 per month from May 1, 2022 to April 30, 2025.

All of the assets purchased under the agreement are being used for research and development activities. The machinery and equipment acquired was built for a specific purpose and is being used in testing for development of the technology required to process woody biomass into intermediate materials that can be converted into paper products and fuels. These assets have no alternative future use. The facility purchased is an industrial property located in Wausau, Wisconsin with an alternative use.  Since its inception, payments under this contract were allocated to the separate lease and non-lease components of the contract based on their initial relative standalone estimated fair values.

The initial measurement of the right-of-use asset and lease liability was $839,439 using the allocated consideration in the contract of $935,759 for the building discounted using the Company’s incremental borrowing rate at lease commencement of 7.87% because there is no rate implicit in the lease contract. The incremental borrowing rate was determined based on debt acquired by the Company at the end of 2021, adjusted for increases in the risk-free rate. The building is being depreciated over a 20-year useful life and the lease liability has a remaining life at December 31, 2024 of 0.33 years. Of the amounts paid under this agreement, a portion is associated with the acquired machinery and equipment and is recognized as research and development expense in the consolidated statements of operation.

On April 2, 2024, the Company and AST amended the AST License Agreements and the AST Asset Purchase Agreement (the “License Agreement Amendments”) to allow for some or potentially all of the future obligation to be paid by the Company with shares of its common stock. Changes to the agreements as a result of the amendment include:

•	The Company issued 497,500 shares of its common stock to AST pursuant to the amendment,
•	On or before April 30, 2025, the Company is to pay AST an amount equal to $3,500,000 minus the net cash proceeds AST received from the sale of Company shares of common stock,
•	Interest payments on $3,500,000 at a rate of 12% per annum, with interest starting on May 1, 2024, and calculated pursuant to the terms of the License Agreement Amendments (the “True Up Payment”),
•	The Company is to pay AST $35,000 rental payment per month from May 1, 2024 to April 30, 2025, and
•	On April 30, 2025, if the value of the unsold Company shares plus the net cash proceeds received by AST with respect to the sale of Company shares exceeds the True Up Payment, such excess shall be applied towards and reduce the consideration paid pursuant to the AST License Agreement on a pro rata basis.

On April 10, 2024, pursuant to the License Agreement Amendments, the Company issued 497,500 shares of common stock of the Company to AST with a fair value of $1,587,025 determined by the closing price per share of our common stock. The fair value of $1,587,025 for the 497,500 issued shares of common stock was allocated as a reduction to the lease liability of $378,845 and recognition of research and development expense of $1,208,180. The amendment resulted in an increase in the right-of-use asset and lease liability of $114,059.

For the years ended December 31, 2024 and 2023, the Company recognized $1,527,920 and $319,740, respectively, of research and development expense associated with payments under this agreement. As of  December 31, 2024, AST sold 24,325 shares of the Company's common stock for net proceeds of $82,316. As of  December 31, 2024, the Company recognized interest expense of $281,578 in connection with the 12% stated interest rate pursuant to the terms of the True Up Payment.

Haywood Quarry Acquisition and Lease Agreement

On April 7, 2022, as amended on November 7, 2022, the Company contracted to purchase Haywood quarry and industrial property (the “Haywood Property”) from Decommissioning Services LLC (“Decommissioning Services”) for $2.1 million, payable in $50,000 of cash and 150,000 shares of common stock of Comstock with a total value of $2,295,000. The Haywood Property represents approximately 190 industrial acres in Lyon County, Nevada, and is part of one of the larger industrial parks in Lyon County. The property has power, water and direct highway access. The Company plans to employ a portion of the property for the storage of end-of-life electrification products.

The closing of the Haywood Purchase Agreement is contingent on liquidation of the shares and receipt of the full purchase price by Decommissioning Services. The Company agreed to make up any shortfall if the proceeds from the sale of the shares plus the deposit are less than $2.2 million, and Decommissioning Services agreed to refund any excess proceeds. This contractual stock consideration has been recognized as a derivative on the consolidated balance sheets (see Note 14).

On April 2, 2024, the Company and Decommissioning Services amended the Haywood Purchase Agreement to extend the latest date of the closing to June 30, 2025, and to increase the purchase price by $100,000 to $2.2 million. Pursuant to the amendment, the Company will pay $75,000 per month to Decommissioning Services, with $15,000 of each payment applied to rent expense and $60,000 of each payment applied to the $2.2 million purchase price, until the sum of such applied cash amounts plus previous cash payments plus the net proceeds from the sale of the shares of Company common stock equals $2.2 million. On April 11, 2024, pursuant to the amendment, the Company issued 150,000 shares of common stock of the Company to Decommissioning Services with a fair value of $509,850. The payment was applied against the make-whole derivative liability associated with the common stock. The increase in purchase price from $2.1 million to $2.2 million increased the right-of-use finance lease asset and the make-whole derivative liability by $100,000 (see Note 14). For the years ended December 31, 2024 and 2023, the Company paid Decommissioning Services $420,000 and $200,000, respectively, which resulted in a decrease in contractual stock consideration (see Note 14).

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

Operating Leases

On August 15, 2023, the Company, as lessee, signed a Real Estate and Building Lease Agreement (the “SCP Building Lease”) with Sierra Clean Processing LLC (“SCP”) to lease real property and improvements located in Silver Springs, Nevada. The SCP Building Lease is under a five-year term commencing on August 1, 2023, subject to automatically renew for an additional five-year term. Under the SCP Building Lease, rental expense is $4,680 per month with an annual rent increase of 3% and all lease payments were recognized as rental expense. At lease inception, the SCP Building Lease was classified as an operating lease with a lease term of five years. At August 15, 2023, the Company recognized a right-of-use asset and lease liability of $213,925 and $213,925, respectively, at a discount rate of 13.57%. For the years ended December 31, 2024 and 2023, the fixed operating lease expense was $59,632 and $24,847, respectively. The Company's chief executive officer is an executive and director of SCP.

On July 1, 2024, the Company, as lessee, signed a Real Estate and Building Lease Agreement (the “SCP Real Estate and Building Lease”) with SCP to lease real property and improvements located in Silver Springs, Nevada. The SCP Real Estate and Building Lease is under a five-year term commencing on August 1, 2024, subject to automatically renew for an additional five-year term. Under the lease, rental expense is $70,000 per month for the first twelve rent payments, $75,000 per month for the next twelve months and $80,000 per month for the last thirty-six months of the lease term and all lease payments were recognized as rental expense. Under the SCP Real Estate and Building Lease, rent will commence and remain at $30,000 per month until all necessary and required permits are secured and operations commence.  At lease inception, the SCP Real Estate and Building Lease was classified as an operating lease with a lease term of ten years based on the assumption that the Company will elect to extend the lease. At August 1, 2024, the Company recognized a right-of-use asset and lease liability of $4,567,814 and $4,567,814, respectively, at a discount rate of 12.95%. For the years ended December 31, 2024 and 2023, the fixed operating lease expense was $363,125 and $0, respectively. The Company's chief executive officer is an executive and director of SCP.

The Company has an operating lease, as lessee, with Sutro as lessor, for a property located adjacent to the Gold Hill Hotel, which is primarily used as a room rental. The lease runs from 2018 until 2028. The monthly rent is $5,850 with automatic annual increases of $25 per month every November, beginning in 2020. The operating lease is sub-leased to Crown Point Management LLC, the operators of the Gold Hill Hotel, and not separately valued within the Gold Hill Hotel lease. For the years ended December 31, 2024 and 2023, the fixed operating lease expense was $10,099 and $10,099, respectively.

For the years ended December 31, 2024 and 2023, short-term operating lease expense was $238,287 and $100,030, respectively.

Minimum lease payments to be paid by the Company by fiscal year for the Company's operating and finance leases are as follows:

	Operating Leases	Finance Leases
2025	$429,118	$490,075
2026	996,175	—
2027	1,033,285	—
2028	1,006,372	—
2029	960,000	—
Thereafter	4,400,000	—
Total lease payments	8,824,950	490,075
Less: imputed interest	(3,953,407)	—
Present value of lease liabilities	$4,871,543	$490,075

Operating Lease Income

For the years ended December 31, 2024 and 2023, revenues from operating leases on our land and building leased to others totaled $146,175 and $368,198, respectively. Revenues from operating leases in 2023 include $237,473 from the ABTC operating lease on the Facility, which was sold in 2023.

Minimum lease payments for operating leases to be received from others are as follows:

2025	$97,500
2026	96,000
2027	96,000
2028	96,000
2029	96,000
Thereafter	96,000
Total Minimum Lease Income	$577,500

NOTE 9         SALE OF FACILITY

From 2021 to 2023, LINICO Corporation (“LINICO”), a wholly-owned subsidiary of the Company, had a finance lease, as lessee, with AQMS, for land, buildings and related assets and improvements (the “Facility”). Since 2021, LINICO, a majority-owned subsidiary of the Company, had a finance lease (the “AQMS Lease”), as lessee, with Aqua Metals Reno Inc., a subsidiary of Aqua Metals Inc. (“AQMS”), for land, buildings and related improvements (the “Facility”). AQMS was the non-controlling interest holder for LINICO. The lease agreement provided for the Company to purchase the Facility for a total purchase price of $15.25 million ($3.25 million of which was previously paid by LINICO) if LINICO elected not to or was unable to purchase the Facility. On March 30, 2023, the Company delivered AQMS a notice of its irrevocable intent to exercise the option and purchase the membership interest of the entity that owned the Facility for $12,000,000, as provided by the agreement. On April 26, 2023, the Company closed on the purchase of the membership interest of Aqua Metals Transfer LLC (“AQMT”) from AQMS and paid the remaining $12.0 million due, taking full ownership of the membership interest of AQMT and terminating the AQMS Lease. In 2023, the Company consummated the sale and transferred the title of the Facility to ABTC. The previously existing lease between LINICO and AQMS was terminated.

Consideration received for the Facility as of December 31, 2023 were as follows:

Date	Consideration	Fair Value of Consideration
March 1, 2023	Cash	$6,000,000
March 31, 2023	Cash	5,000,000
April 6, 2023 (modified April 21, 2023)	Restricted shares of ABTC common stock (10,000,000 shares)	9,000,000
April 21, 2023	Cash	7,000,000
May 12, 2023	Cash	1,000,000
May 12, 2023	Restricted shares of ABTC common stock (1,000,000 shares)	365,000
May 22, 2023	Cash	2,000,000
June 30, 2023	ABTC common shares returned in lieu of escrowed funds (1,923,077 shares)	(1,500,000)
Total Consideration		$28,865,000

Total consideration		$28,865,000
Carrying value of facility and equipment sold		(21,397,165)
Costs associated with the transaction		(163,265)
Gain on sale of facility		$7,304,570

The Company sold all of its shares of ABTC common stock in 2023 for net proceeds of $5,365,981. In December 2023, ABTC paid the Company $634,019 in accordance with the guarantee of $6.0 million to be received on sale of ABTC stock.

NOTE 10 DEBT OBLIGATIONS

Debt at December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
GHF Secured Promissory Note - 12% interest, due April 15, 2026	$4,290,000	$4,290,000
Alvin Fund LLC Promissory Note - 16% interest, due April 15, 2026	2,000,000	2,000,000
Alvin Fund LLC Promissory Note - 12% interest, due April 15, 2026	2,100,000	2,100,000
2023 Kips Bay Unsecured Convertible Promissory Note - 8% interest, due March 27, 2025	—	3,157,894
AQMS Note Payable - 9.76% implied interest, due March 31, 2025	100,000	600,000
Total debt	8,490,000	12,147,894
Less: debt discounts and issuance costs	(2,407)	(2,297,172)
Total debt, net of discounts	8,487,593	9,850,722
Less: current maturities	(97,593)	(4,495,660)
Long-term debt, net of discounts and issuance costs	$8,390,000	$5,355,062

GHF, Inc. Unsecured Promissory Note

On December 15, 2021, the Company entered into a long-term promissory note (the “GHF 2021 Note”) with GHF, Inc. (“GHF”), with a principal amount of $5,000,000, of which $4,550,000 was funded and $450,000 was an original issue discount with the principal due on December 15, 2024, and interest payable monthly at a rate of 6% annually. In 2021 and 2022, stock purchase warrants (the “GHF Warrants”) were issued in connection with this loan. Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by all non-mining related assets of the Company, Silver Springs land and water rights, excluding the Lucerne and Dayton properties. The Company is required to prepay the GHF 2021 Note with any net cash proceeds received in the sale of any collateral. On April 22, 2024, the Company and GHF amended the GHF 2021 Note (the “Amended GHF 2021 Note”) to extend the maturity from December 15, 2024 to April 15, 2026 and increase the interest rate from 6% to 12% per annum. The Company determined that the amendment resulted in a loss on debt extinguishment of $331,889 which was recognized in 2024. On April 22, 2024, the Company and GHF also amended the GHF Warrants, whereby (i) the exercise price of the GHF Warrants was reduced to $4.56, and (ii) the maturity of the GHF Warrants was extended to December 31, 2025. The incremental fair value resulting of the amendments to the GHF Warrants was $85,330 and was recognized as part of the loss on debt extinguishment. On December 31, 2024, GHF assigned to JAK Trust an outstanding principal amount of $1,372,800 on the GHF 2021 Note and 38,400 of GHF Warrants.

During the years ended December 31, 2024 and 2023, we recognized interest expense of $551,846 and $635,529, respectively, which includes OID amortization of $116,029 and $378,129, respectively, in connection with the GHF 2021 Note.

Alvin Note Fund Notes

On October 25, 2022, the Company entered into a short-term promissory note (the “Alvin Fund 2022 Note”) with Alvin Fund LLC (“Alvin Fund”) with a principal amount of $2,000,000. In consideration for entering into the Alvin Fund 2022 Note, the Company issued to Alvin Fund shares of common stock of the Company at a fair value of $250,000, which was recognized as a discount on the Alvin Fund 2022 Note. Interest was payable monthly at a rate of 9% annually. The maturity date pursuant to the Alvin Fund 2022 Note was originally October 25, 2023. Prepayment is allowed in full or in part at any time without premium or penalty. The Alvin Fund 2022 Note is secured by all the property commonly referred to as the Dayton properties.

On September 30, 2023, the Company and Alvin Fund amended the Alvin Fund 2022 Note to extend the maturity date to January 31, 2026, at an interest rate of 16%. On April 22, 2024, the Company and Alvin Fund amended the Alvin Fund 2022 Note (the “Amended Alvin Fund 2022 Note”) to extend the maturity from January 31, 2026 to April 15, 2026.

During the years ended December 31, 2024 and 2023, we recognized interest expense of $320,877 and $422,140, respectively, which includes OID amortization of $0 and $204,110, respectively, in connection with the Alvin Fund 2022 Note. In 2024, the Company issued an aggregate of 108,178 shares of unregistered restricted shares of common stock with a fair value of $320,877 to Alvin Fund in lieu of cash payments for interest under the Alvin Fund 2022 Note. In 2023, the Company issued an aggregate of 47,593 shares of unregistered restricted shares of common stock with a fair value of $211,562 to Alvin Fund in lieu of cash payments for interest under the Alvin Fund 2022 Note.

On November 12, 2023, the Company entered into a short-term promissory note (the “Alvin Fund 2023 Note”) with Alvin Fund with a principal amount of $2.1 million which includes $100,000 OID. The full principal was due on February 12, 2025. Interest was payable monthly at a rate of 8% annually. Prepayment is allowed in full or in part at any time without premium or penalty. The Alvin Fund 2023 Note is secured by the Company's non-mining assets. On November 12, 2023, in connection with this note, the Company issued warrants to Alvin Fund which allowed them to purchase 100,000 shares of the Company’s common stock at $7.00 per share (the “Alvin Fund Warrants”). The Alvin Fund Warrants were exercisable on or prior to November 12, 2025. Fair value of warrants were calculated using a Monte Carlo valuation model with the following inputs: stock price on the grant date of $4.70 and exercise price of $7.00 per share; expected term of 2 years; risk free rate of 4.92%; and annualized volatility of 85.0%. The warrants had a relative fair value of $157,269 on the date of issuance and was recognized as an additional debt discount with a corresponding increase in additional paid-in-capital.

On April 22, 2024, the Company and Alvin Fund amended the Alvin Fund 2023 Note (the “Amended Alvin Fund 2023 Note”) to extend the maturity from February 12, 2025 to April 15, 2026 and increase the interest rate from 8% to 12% per annum. The Company determined that the amendment resulted in a loss on debt extinguishment of $189,732 which was recognized in 2024. On April 22, 2024, the Company and Alvin Fund also amended the Alvin Fund Warrants, whereby the exercise price was reduced to $4.56 and the maturity was extended to December 31, 2025. The incremental fair value resulting of the amendment to the Alvin Fund Warrants was $22,900 and was recognized as part of the loss on debt extinguishment (see Note 13).

During the years ended December 31, 2024 and 2023, we recognized interest expense of $289,828 and $50,077, respectively, which includes OID amortization of $62,913 and $27,524, respectively, in connection with the Alvin Fund 2023 Note. In 2024, the Company issued an aggregate of 73,454 shares of unregistered restricted shares of common stock with a fair value of $206,664 to Alvin Fund in lieu of cash payments for interest under the Alvin Fund 2023 Note. In 2023, no shares of common stock were issued to Alvin Fund in lieu of cash payments for interest under the Alvin Fund 2023 Note.

Kips Bay Select LP Unsecured 2023 Convertible Note

On December 27, 2023, the Company entered into a securities purchase agreement for an unsecured convertible promissory note (the “2023 Kips Bay Note”) with Kips Bay Select LP (“Kips Bay”) with a principal amount of $5,263,157, of which $263,157 was an OID. The full principal was due on March 27, 2025. Interest was payable monthly at a rate of 8% annually. The Company received $3.0 million on December 27, 2023 and received the remaining $2.0 million on January 27, 2024.

The 2023 Kips Bay Note required the Company to pay a loan commitment fee of $250,000 in the form of shares of its common stock. As of December 31, 2023, the Company recognized a stock payable of $150,000 for the commitment fee associated with the initial $3,000,000 received in 2023. In January 2024, the remainder of the principal was received and the Company issued 48,914 shares of its common stock (30,893 restricted and 18,021 registered) with a fair value of $250,000 in payment of this commitment fee.

The 2023 Kips Bay Note contains conversion terms that are based on percentages of trading price and volumes over defined measurement periods. The terms require the conversion option to be bifurcated as a derivative. As of December 31, 2024 and 2023, the Company has a derivative liability balance of $0 and $1,360,000, respectively, associated with this conversion option. As of December 31, 2023, the derivative was valued using a Monte Carlo valuation model with a conversion price equal to 90% of the average price capped at $1.00, discount rate of 35%, risk free rate of 4.54%, and volatility of 96.0%. On January 27, 2024, the Company recognized an additional $836,000 associated with the additional borrowings of $2.0M under the 2023 Kips Bay Note. The additional $836,000 derivative was valued using a Monte Carlo valuation model with a conversion price equal to 90% of the average price capped at $0.88, discount rate of 35%, risk free rate of 4.60%, and volatility of 96.0%. During the years ended December 31, 2024 and 2023, the Company recognized interest expense of $993,713 and $16,822, respectively, which includes OID amortization of $803,653 and $14,806, respectively, in connection with the 2023 Kips Bay Note.

In 2024, the Company paid $863,241 in cash to redeem $855,282 of principal, $7,959 of accrued interest, and paid a $50,000 redemption fee which resulted in a loss on debt extinguishment of $295,877. As of December 31, 2024, the 2023 Kips Bay Note was fully converted.

The loss on debt conversion recognized during the year ended  December 31, 2024 was calculated as follows:

Principal converted	$4,407,373
Debt discount associated with principal converted	(1,670,532)
Accrued interest payable converted	187,393
Derivative liability converted	735,125
Total	3,659,359
Fair value of stock issued (2,296,059 shares)	5,792,431
Loss on conversion of debt	$(2,133,072)

Kips Bay Select LP Unsecured 2024 Convertible Note

On September 19, 2024, the Company entered into a securities purchase agreement (“2024 Kips Bay Agreement”) for an unsecured convertible promissory note (the “2024 Kips Bay Note”) with Kips Bay with a principal amount of $5,319,149, of which $319,149 was an original issue discount. The full principal was due on January 19, 2026. Interest was payable monthly at a rate of 6% annually. On September 19, 2024, Kips Bay funded an initial tranche of $3,500,000, which shall result in an aggregate principal amount of $3,723,404 ($3,500,000 in cash plus original issue discount of $223,404). In October 2024, the Company elected to request an additional funding of $1,500,000, which resulted in a principal amount for such second tranche of $1,595,745 ($1,500,000 in cash plus $95,745 of original issue discount). The Company could redeem the 2024 Kips Bay Note for cash 30-days following closing at 120% of the face value, plus accrued interest.

The 2024 Kips Bay Note required the Company to pay a loan commitment fee of $265,957 in the form of shares of its common stock. In October 2024, the Company issued 67,725 shares of its common stock (27,090 restricted and 40,635 registered) with a fair value of $265,957. The amount was recognized as additional discount on the note.

The 2024 Kips Bay Note contains conversion terms that are based on percentages of trading price and volumes over defined measurement periods. The terms require the conversion option to be bifurcated as a derivative. As of September 19, 2024, the Company bifurcated the conversion feature and recognized a derivative liability with a corresponding additional to debt discount of $1,120,000 reflected in our consolidated balance sheet. The derivative was valued using a Monte Carlo valuation model with a conversion price equal to 88% of the seven day VWAP, discount rate of 35%, risk free rate of 3.75%, and volatility of 78.0%. On October 23, 2024, the Company recognized an additional $438,000 associated with the additional borrowings of $1.5M under the 2024 Kips Bay Note. The derivative was valued using a Monte Carlo valuation model with a conversion price equal to 88% of the seven day VWAP, discount rate of 35%, risk free rate of 4.14%, and volatility of 77.0%. During year ended December 31, 2024, the Company recognized interest expense of $220,853 and including OID amortization of $179,631 in connection with the 2024 Kips Bay Note. As of December 31, 2024, the 2024 Kips Bay Note was fully converted.

The loss on debt conversion recognized during the year ended  December 31, 2024 was calculated as follows:

Principal converted	$5,319,149
Debt discount associated with principal converted	(1,963,474)
Accrued interest payable converted	44,502
Derivative liability converted	1,806,113
Total	5,206,290
Fair value of stock issued (1,658,019 shares)	6,714,803
Loss on conversion of debt	$(1,508,513)

Leviston Resources LLC

Unsecured Convertible Notes

On July 19, 2024, the Company entered into a securities purchase agreement ( “July 2024 Leviston Agreement”) for an unsecured convertible promissory note (the “July 2024 Leviston Note”) with Leviston Resources LLC ("Leviston") with a principal amount of $2,717,500, of which $2,500,000 was funded and  $217,500 was an original issue discount. The full principal was due on October 31, 2025. Interest was payable monthly at a rate of 8% annually. The Company could redeem the July 2024 Leviston Note for cash 30-days following closing at 125% of the face value, plus accrued interest.

In accordance with the agreement, on August 6, 2024, the Company issued a total of 84,447 shares of its common stock (33,779 restricted and 50,668 registered) with a fair value of $135,875 to Leviston as a loan commitment fee.

The Leviston Note contained conversion terms that are based on percentages of trading price and volumes over defined measurement periods. The terms required the conversion option to be bifurcated as a derivative. As of July 19, 2024, the Company bifurcated the conversion feature and recognized a derivative liability with a corresponding additional to debt discount of $1,210,000 reflected in our consolidated balance sheet. The derivative was valued using a Monte Carlo valuation model with a conversion price equal to the lower of (i) the closing day price times 150% or (ii) 80% of minimum historical 10 day VWAP, discount rate of 35%, risk free rate of 4.65%, and volatility of 79.0%. During the year ended December 31, 2024, the Company recognized interest expense of $75,452 and including OID amortization of $59,369 in connection with the July 2024 Leviston Note. As of December 31, 2024, the July 2024 Leviston Note was fully converted.

The loss on debt conversion recognized during the year ended  December 31, 2024 was calculated as follows:

Principal converted	$2,717,500
Debt discount associated with principal converted	(1,524,006)
Accrued interest payable converted	16,082
Derivative liability converted	1,080,000
Total	2,289,576
Fair value of stock issued (2,468,018 shares)	3,957,052
Loss on conversion of debt	$(1,667,476)

On December 4, 2024, the Company entered into a securities purchase agreement ( “December 2024 Leviston Agreement”) for an unsecured convertible promissory note (the “December 2024 Leviston Note”) with Leviston Resources LLC ("Leviston") with a principal amount of $2,659,574, of which $2,500,000 was funded and $159,574 was an original issue discount. The full principal was due on April 4, 2026. Interest was payable monthly at a rate of 6% annually. The Company could redeem the December 2024 Leviston Note for cash 30-days following closing at 120% of the face value, plus accrued interest.

In accordance with the agreement, on December 20, 2024, the Company issued a total of 33,854 shares of its common stock (13,542 restricted and 20,312 registered) with a fair value of $132,979 to Leviston as a loan commitment fee.

The  December 2024 Leviston Note contained conversion terms that are based on percentages of trading price and volumes over defined measurement periods. The terms required the conversion option to be bifurcated as a derivative. As of December 4, 2024, the Company bifurcated the conversion feature and recognized a derivative liability with a corresponding additional to debt discount of $690,000 reflected in our consolidated balance sheet. The derivative was valued using a Monte Carlo valuation model with a conversion price equal to 88% of the seven day VWAP, discount rate of 35%, risk free rate of 4.11%, and volatility of 79.0%. During the year ended December 31, 2024, the Company recognized interest expense of $54,332 including OID amortization of $43,827 in connection with the December 2024 Leviston Note. As of December 31, 2024, the December 2024 Leviston Note was fully converted.

The loss on debt conversion recognized during the year ended  December 31, 2024 was calculated as follows:

Principal converted	$2,659,574
Debt discount associated with principal converted	(938,726)
Accrued interest payable converted	9,985
Derivative liability converted	775,028
Total	2,505,861
Fair value of stock issued (943,258 shares)	6,952,486
Loss on conversion of debt	$(4,446,625)

AQMS Note

On December 19, 2023, Comstock Inc., LINICO and Aqua Metals Inc. (“AQMS”) entered into a stock redemption agreement in which the Company agreed to purchase and AQMS agreed to sell their shares in LINICO for $600,000. The consideration is payable in twelve installments of $50,000 with the first installment due on January 31, 2024, and the next eleven installments due on the last day of the next succeeding eleven months. Since the payments are not interest bearing, the Company calculated the implied interest of $33,673 on the future cash payments using an interest rate of 9.76% which was recognized as a discount on the agreement and will be recognized over the payment term. On December 19, 2024, the parties amended the stock redemption agreement to extend maturity to March 31, 2025. During the years ended December 31, 2024 and 2023, the Company recognized interest expense of $29,344 and $1,922, respectively, in connection with the AQMS note payable.

Ionic Ventures LLC Unsecured Convertible Note

On December 16, 2022, the Company entered into a securities purchase agreement for an unsecured convertible promissory note (“Ionic Note”) with Ionic Ventures, LLC (“Ionic”). with a principal amount of $3,150,000, of which $2,975,000 was funded and $175,000 was an original issue discount. The full principal was due on March 16, 2024. Interest was payable monthly at a rate of 8% annually. The Ionic Note contains conversion terms that are based on percentages of trading price and volumes over defined measurement periods. The terms required the conversion option to be bifurcated as a derivative. The Ionic Note was fully converted in 2023. During the years ended December 31, 2024 and 2023, we recognized interest expense of $0 and $285,772, respectively, which includes OID amortization of $0 and $189,939, respectively, in connection with the Ionic Note.

The conversion terms required a measurement period of five days within which the number of shares initially converted are adjusted for changes in trading volume during the period. Under this provision, on April 6, 2023 and October 27, 2023, Ionic returned excess shares of 32,755 and 60,357, respectively, of the Company's common stock issued upon earlier conversions with a fair value of $364,330. As of December 31, 2023, the Ionic Note was fully converted.

The gain on debt conversion recognized during the year ended December 31, 2023 was calculated as follows:

Principal converted	$3,150,000
Debt discount associated with principal converted	(387,900)
Accrued interest payable converted	106,190
Derivative liability converted	1,519,587
Total	4,387,877
Fair value of stock issued (963,692 shares)	4,258,172
Gain on conversion of debt	$129,705

NOTE 11         LONG-TERM RECLAMATION LIABILITY

At December 31, 2024 and 2023, we have asset retirement obligations of $6,033,418, and $5,606,681, respectively, for our obligation to reclaim our mine facilities and non-mining facilities based on our most recent reclamation plan, as revised, submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection. Our total reclamation liability includes cost estimates for our American Flat processing facility, Dayton project, enhanced reclamation obligations in Storey County, and our Comstock Metals processing facility.

Following is a reconciliation of the mining retirement obligation associated with our reclamation plan for the mining projects for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Long-term reclamation liability — beginning of year	$5,606,681	$5,226,505
Addition associated with Comstock Metals	10,945	—
Accretion of reclamation liability	415,792	380,176
Long-term reclamation liability — end of year	$6,033,418	$5,606,681

NOTE 12         COMMITMENTS AND CONTINGENCIES

COMSTOCK MINERAL ESTATE LEASE PAYMENTS

We lease certain mineral rights and properties under leases expiring at various dates through 2027. Future minimum annual lease payments, including royalty and rental payments, under these existing lease agreements are as follows at  December 31, 2024.

Year	Leases
2025	$12,000
2026	12,000
2027	12,000
2028	—
2029	—
Thereafter	—
Total minimum annual lease payments	$36,000

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

NORTHERN COMSTOCK OPERATING AGREEMENT

The Company has an Operating Agreement with Northern Comstock LLC, as amended August 27, 2015. The Operating Agreement requires that the Company make monthly cash contributions of $30,000 for eleven months each calendar year to Northern Comstock LLC and an annual contribution in the amount of $482,500 payable in stock or cash. The Company recognized expense associated with the Operating Agreement of $888,941 in selling, general, and administrative expense on the consolidated income statements in both 2024 and 2023.  At December 31, 2024 and 2023, approximately $390,000 and $90,000, respectively, in cash contributions were included in accounts payable on the consolidated balance sheets. The Company anticipates making these contribution payments through September of 2026 to satisfy the obligation.

RENFUEL LICENSE PAYMENTS

On October 11, 2023, and amended on December 22, 2023, the Company and RenFuel signed an Exclusive License Agreement, pursuant to which RenFuel granted Comstock Fuels Corporation (“Comstock Fuels”), a wholly owned subsidiary of the Company, an exclusive license to use RenFuel’s patented catalytic esterification and related technologies in North America, Central America, and South America in exchange for ongoing royalty fees based on the production and sales of qualified products. The Company is required to spend a minimum of $250,000 per quarter on commercially reasonable research, development and commercialization activities, and advances commencing on January 1, 2024. As of December 31, 2024, this commitment has been satisfied with advances made to RenFuel (see Note 3).

INVESTMENT IN LICENSED TECHNOLOGY

Developer

On March 1, 2024, the Company and Developer entered into the DSA to advance technologies owned by the Company's subsidiary that incorporate applications of intellectual properties owned by the Developer (“Developer IP”). The DSA scope involves research and development to validate integrated applications of the Company's intellectual properties and Developer IP, including baseline applications involving Developer IP alone. The DSA calls for work to be completed in a series of phases, with the first phase (“Phase 1”) consisting of three projects over nine months at a cost to the Company of $116,900 per month, or $1,052,100 in total. Current estimates for the next three projects in the second phase of work under the DSA (“Phase 2”) include $116,900 per month for an additional six months, or $701,400 in total, including $321,160 in residual payments for equipment and supplies purchased in Phase 1 that will be used in Phase 2. For the year ended  December 31, 2024, the Company recognized $1,157,000 as research and development expense in the consolidated statements of operation. As of December 31, 2024, research and development expense included in accounts payable on the consolidated balance sheet was $935,200. Phase 2 estimates are subject to upwards variance after data is collected and evaluated from Phase 1. No estimate is available for work beyond Phase 2 at this time, however, the DSA contemplates continuing cooperation for research and development over an initial three-year term. Each phase of work is defined by a detailed scope culminating in specific, measurable, achievable, relevant, and timely milestones and go-no-go decision points. Work under Phase 2 cannot occur without a written notice to proceed from the Company following satisfactory completion of Phase 1 based on stated milestones and decision points. The Phase 2 notice to proceed also cannot be issued until a detailed project plan for Phase 2 is finalized and approved by the Company and Developer.

On March 1, 2024, Developer granted the Company an exclusive license to use Developer IP to produce fuel (“Fuels License”) and treat water (“Water License” and, together with the Fuels License, the “Comstock License Agreements”) in exchange for royalty fees based on the production and sales of qualified products. The Comstock License Agreements also require the Company to pay minimum royalty fees equal to $20,000 on the earlier to occur of 240 days after receiving a patent for the Developer IP, and, commencing on February 15, 2025, and for each year thereafter, (i) $10,000 in year 1 and 2, (ii) $25,000 in year 3 and 4, and (iii) $75,000 in year 5 and thereafter. The Company also agreed to pay for certain outstanding and future patent costs, as well as a new patent filing fees for each new patent application added to the Licensed Patent Rights deriving from Developer individually ($10,000) or together with the Company ($5,000). The scope of the Water License is exclusive unless Comstock elects not to invest a minimum of $100,000 per calendar quarter after completion of Phase 1. All amounts paid to or for the benefit of Developer under the DSA and Comstock License Agreements are credited against future royalties payable under the Comstock License Agreements. The Comstock License Agreements state that new intellectual properties developed by Comstock that derive from the Developer IP shall be assigned to Developer. As of March 1, 2024, an officer and an employee (the “Comstock Inventors”) of the Company invented new developments that derived from Developer IP (“Comstock Developer Inventions”). The Comstock Inventors assigned the Comstock Developer Inventions to Comstock, and Comstock then assigned the Comstock Developer Inventions to Developer. While new developments to the Developer IP made by Comstock after March 1, 2024, are required to be assigned to Developer for no additional consideration, Developer agreed to pay to the Company a technology use fee equal to 20% of any throughput that Developer generates by use and sublicensing of the Comstock Developer Inventions. During the year ended  December 31, 2024, in accordance with the funding commitments under the Comstock License Agreements, the Company recognized $30,000 as license fee expense and $270,000 of patent fee expense and recognized $300,000 in accrued expense and other liabilities on the consolidated balance sheets.

NREL

On October 1, 2024, the Company entered into an agreement with a managing and operating contractor of the U.S. Department of Energy’s (“DOE”) National Renewable Energy Laboratory (“NREL”). This agreement provides that the Company work jointly with the NREL and the Massachusetts Institute of Technology (“MIT”) to develop and validate the process for conversion of lignocellulosic biomass into aromatic sustainable aviation fuel. The agreement provides that the Company fund the research which includes the use of its pilot facility, equipment and laboratory in Wisconsin. The ongoing funding commitment is $1.5 million, $1.7 million, and $1.5 million, during 2025, 2026, and 2027, respectively. During the year ended  December 31, 2024, $269,488 has been funded under the agreement and recognized as research and development expense.

On October 1, 2024, the Company also entered into an exclusive licensing agreement with the same party whereby the Company obtained exclusive license in existing or future patent rights associated with the research.  The licensing agreement requires the Company to pay an up-front fee of $100,000, which was paid in 2024 and recognized as research and development expense during the year ended December 31, 2024.  Under this licensing agreement, the Company will pay a royalty fee equal to 3% of net sales. The agreement includes minimum annual royalty payments that are not applied against future years’ royalty payments. Annual royalty payments are as follows:

Minimum Annual Royalty
2025	$65,000
2026	$90,000
2027	$95,000
2028	$125,000
2029	$135,000
Thereafter	$150,000

In addition, the Company has the right to sublicense its licensing rights. The Company will pay a royalty fee equal to 15% of all sublicensing revenue to NREL.   The royalty fee and the sublicensing fee will be reduced to 2% and 10%, respectively, upon achievement of certain thresholds.

OTHER

Annually, the Company pays each of the independent directors a total of $160,000 in cash or shares of common stock, which includes an annual cash payment of $60,000 plus chair and committee meeting fees. The Chair of each Committee is paid an additional cash payment of $20,000 annually. For years ended December 31, 2024 and 2023, the Company recognized director fees expenses of $900,000 and $1,117,600, respectively. As of December 31, 2024 and 2023, director fee compensation included in accounts payable on the consolidated balance sheet was $177,500 and $87,500, respectively. As of December 31, 2024 and 2023, the Company accrued $1,000,000 and $500,000, respectively, in director fee compensation associated with the director fees payable expected to be satisfied with shares of the Company's common stock that is expected to be issued in 2025 and paid annually and is included in other long-term liabilities on the consolidated balance sheet.

From time to time, we are involved in claims and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

NOTE 13         EQUITY

ISSUANCE OF REGISTERED SHARES OF COMMON STOCK

2024 Issuances

In 2024, pursuant to the  December 2024 Leviston Agreement, the 2024 Kips Bay Agreement, the  July 2024 Leviston Agreement, and the 2023 Kips Bay Agreement, the Company issued an additional 129,636 registered shares of its common stock with a fair value of $412,991 (see Note 10).

On March 25, 2024, the Company entered into an equity purchase agreement (“2024 ClearThink Agreement”) with ClearThink Capital Partners LLC (“ClearThink”) to offer and sell restricted and registered shares of common stock of the Company at an aggregate offering price of up to $5.0 million from time to time, at our option, on terms we deem favorable. On March 26, 2024, the Company filed a prospectus supplement to the registration statement on Form S-3, dated March 28, 2022, that registered for resale these shares issued pursuant to the 2024 ClearThink Agreement. As of December 31, 2024, the Company issued 2,078,777 registered shares of common stock to ClearThink for an aggregate sales price of $4,250,000 at an average price per share of $2.04. On July 18, 2024, the Company elected to terminate all future offers and sales pursuant to the 2024 ClearThink Agreement and the Company filed a prospectus supplement to reflect the reduction in the aggregate offering dollar amount of securities to offered and sold from $5,000,000 to $4,250,000, and accordingly, the 2024 ClearThink Agreement has no remaining capacity as of  December 31, 2024.

2023 Issuances

On February 13, 2023, the Company entered into an equity purchase agreement (“2023 Leviston Sales Agreement”) with Leviston to offer and sell registered shares of common stock at an aggregate offering price of up to $5.0 million from time to time, at our option, on terms we deem favorable. As of December 31, 2023, the Company issued 1,089,260 registered shares of common stock to Leviston pursuant to the Company’s Form S-3 filed with the U.S. Securities and Exchange Commission, for an aggregate sales price of $5.0 million at an average price per share of $4.59, and additional 55,249 shares of common stock at a fair value of $200,000 in commitment fees. As of December 31, 2024, the 2023 Leviston Sales Agreement had no remaining capacity and no sales under this agreement were made in 2024.

On June 21, 2022, the Company entered into an equity purchase agreement (the “2022 Tysadco Sales Agreement”) with Tysadco Partners, LLC (“Tysadco”) to offer and sell registered shares of common stock in an aggregate offering price of up to $10.0 million from time to time, at our option, on terms we deem favorable. Any shares offered and sold to Tysadco were registered for resale pursuant to a registration statement on Form S-1 filed with U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933 (the “Securities Act”). The Company paid commissions equal to 5% of the offering proceeds to the placement agent in connection with such sales. As of December 31, 2023, the Company issued 789,784 shares of common stock to Tysadco, for an aggregate sales price of $3,000,000 at an average price per share of $3.80. For the year ended  December 31, 2024, the Company issued 331,801 shares of common stock to Tysadco, for an aggregate sales price of $1,213,710 at an average price per share of $3.66. Sales of common stock, if any, under the 2022 Tysadco Sales Agreement were made at a 10% discount to the volume weighted average sales price of the common stock on the date that Tysadco receives a capital call from the Company. As of  December 31, 2024, the 2022 Tysadco Sales Agreement had no remaining capacity.

ISSUANCE OF UNREGISTERED SHARES OF COMMON STOCK

Issuance of unregistered shares of our common stock in connection with investments and other endeavors for the year ended December 31, 2024 are as follows.

Issuance Date	Issued To	Common Shares Issued
January 11, 2024	Kips Bay Select LP	30,893
February 1, 2024	Alvin Fund LLC	7,508
March 1, 2024	Alvin Fund LLC	16,453
March 27, 2024	ClearThink Capital Partners, LLC	25,000
April 10, 2024	American Science & Technology (“AST”)	497,500
April 11, 2024	Decommissioning Services LLC (“Haywood”)	150,000
April 19, 2024	OTB Capital Inc. (marketing fees)	56,101
April 19, 2024	Private Placement	100,000
May 1, 2024	Alvin Fund LLC	10,907
May 6, 2024	Alvin Fund LLC	650
May 22, 2024	Private Placement	125,000
June 10, 2024	Alvin Fund LLC	25,984
August 2, 2024	Alvin Fund LLC	18,724
August 6, 2024	Leviston Resources LLC	33,779
August 16, 2024	Alvin Fund LLC	13,244
August 16, 2024	Private Placement	500,000
September 3, 2024	Northern Comstock LLC	292,070
September 5, 2024	Alvin Fund LLC	45,407
October 9, 2024	Kips Bay Select LP	27,090
November 5, 2024	OTB Capital Inc. (marketing fees)	43,725
November 11, 2024	Alvin Fund LLC	22,421
December 3, 2024	Alvin Fund LLC	20,335
December 20, 2024	Leviston Resources LLC	13,542
Total common shares issued		2,076,333

On April 19, 2024, and November 5, 2024,  the Company issued 56,101 and 43,725 shares, respectively, of restricted unregistered common stock of the Company for a fair value of $162,693 and $200,000, respectively, to a professional service firm for consideration related to the Company's marketing services agreement. The fair value of the shares was determined based on the trading price of the Company’s stock on the date of issuance.

Issuance of unregistered shares of our common stock in connection with investments and other endeavors for the year ended December 31, 2023 are as follows.

Issuance Date	Issued To	Common Shares Issued
February 14, 2023	Leviston Resources LLC	41,096
June 21, 2023	Alvin Fund LLC	27,076
August 25, 2023	Northern Comstock LLC	96,307
September 1, 2023	Alvin Fund LLC	7,435
December 4, 2023	Alvin Fund LLC	6,446
December 5, 2023	Alvin Fund LLC	6,636
Total common shares issued		184,996

Noncontrolling Interest

On December 30, 2021, the Company entered into an agreement with LINICO to purchase additional shares of LINICO resulting in the Company owning an approximately 90% controlling interest in LINICO. The remaining 10% ownership was held by AQMS and was accounted for as a noncontrolling interest in our consolidated financial statements. On December 19, 2023, the Company, LINICO and AQMS entered into a stock redemption agreement in which AQMS sold its LINICO shares to LINICO for $600,000. On December 19, 2024, the parties amended the stock redemption agreement to extend maturity to March 31, 2025 (see Note 10). The increase in ownership percentage and decrease in non-controlling interest resulted in an increase to the Company's additional paid in capital of $3,758,807 during the year ended December 31, 2023. As of December 31, 2024 and 2023, the Company owns 100% of LINICO.

On March 1, 2023, Comstock Metals LLC (“Comstock Metals”), a wholly owned subsidiary of the Company, entered into an Employment Agreement with Dr. Fortunato Villamagna, to serve as President of Comstock Metals. As part of this agreement. Dr. Villamagna was to receive 20% of the equity in Comstock Metals, vesting evenly, over a five-year period commencing on March 1, 2023 through March 1, 2028, with estimated fair value of the equity award totaling $863,000. On March 1, 2024, the first tranche vested reducing the Company’s ownership in Comstock Metals to 96% with a noncontrolling interest of 4%. On December 30, 2024, Comstock Metals  and Dr. Fortunato Villamagna entered into a Rescission Agreement to rescind the Employment Agreement and cancel Dr. Villamagna's vesting of equity in Comstock Metals. The rescission resulted in a decrease in non-controlling interest and a corresponding increase to additional paid in capital of $91,156 during the year ended December 31, 2024. For the years ended December 31, 2024 and 2023, the Company recognized share-based compensation expense of $28,767 and $143,833, respectively, associated with the rescinded agreement with Dr. Villamagna. As of December 31, 2024 and 2023, the Company owns 100% of Comstock Metals.

Treasury Stock

At December 31, 2024 and 2023, our treasury stock includes 0 shares and 260,532 shares, respectively, of our common stock with carrying value of $0 and $3,360,867, respectively. On January 5, 2024, the Company elected to reacquire 260,532 shares of the Company’s common stock from its wholly owned subsidiary, LINICO Corporation, for cancellation upon receipt.

Warrants

During the years ended December 31, 2024 and 2023, no warrants to purchase common stock were issued, exercised, or expired. During 2024, the warrants were modified in connection with amendments to related debt agreements (see Note 10).

Outstanding warrants for the year ended December 31, 2024 are as follows:

	Number of Warrants	Exercise Price	Expiration Date
GHF, Inc.	20,000	$4.56	December 31, 2025
GHF, Inc.	50,000	$4.56	December 31, 2025
GHF, Inc.	50,000	$4.56	December 31, 2025
Alvin Fund LLC	100,000	$4.56	December 31, 2025
Total outstanding warrants	220,000

NOTE 14         FAIR VALUE MEASUREMENTS

The following table presents our assets measured at fair value on a recurring basis at December 31, 2024:

Fair Value Measurements at
December 31, 2024
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Haywood derivative	$1,529,850	$—	$1,529,850	$—
Total assets measured at fair value	$1,529,850	$—	$1,529,850	$—

The following table presents our liabilities measured at fair value on a recurring basis at December 31, 2023:

		Fair Value Measurements at
		December 31, 2023
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
2023 Kips Bay convertible debenture derivative	$1,360,000	$—	$—	$1,360,000
LINICO related derivative	2,383,162	—	2,383,162	—
Haywood Property derivative	875,000	—	875,000	—
GenMat derivative	781,966	—	781,966	—
Total liabilities measured at fair value	$5,400,128	$—	$4,040,128	$1,360,000

VALUATION METHODOLOGIES

The following is a description of the valuation methodologies used for the Company's financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Derivatives

The Company has several derivatives associated with its common stock including make-whole commitments and debt conversion options. The following tables presents changes in our derivative assets and liabilities that include level 3 inputs for the years ended December 31, 2024 and 2023, measured at fair value:

	For the Year Ended December 31, 2024
	As of December 31, 2023	(Additions) Deductions	Conversions	Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	Other	As of December 31, 2024
2023 Kips Bay convertible debenture derivative	$(1,360,000)	$(836,000)	$735,125	$1,460,875	$—	$—	$—
2024 Kips Bay convertible debt derivative	—	(1,558,000)	1,806,113	(248,113)	—	—	—
Leviston July 2024 convertible debt derivative	—	(1,210,000)	1,080,000	130,000	—	—	—
Leviston December 2024 convertible debt derivative	—	(690,000)	775,028	(85,028)	—	—	—
GenMat derivative	(781,966)	—	—	(687,429)	2,164,364	(694,969)	—
Haywood Property derivative	(875,000)	100,000	—	1,575,000	729,850	—	1,529,850
LINICO related derivative	(2,383,162)	—	—	(860,691)	—	3,243,853	—
Total assets (liabilities) measured at fair value	$(5,400,128)	$(4,194,000)	$4,396,266	$1,284,614	$2,894,214	$2,548,884	$1,529,850

	For the Year Ended December 31, 2023
	As of December 31, 2022	(Additions) Deductions	Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of December 31, 2023
2023 Kips Bay convertible debenture derivative	$—	$(1,360,000)	$—	$—	$(1,360,000)
GenMat derivative	(6,592,638)	—	710,672	5,100,000	(781,966)
Haywood Property derivative	(1,480,000)	—	405,000	200,000	(875,000)
LINICO related derivative	(6,053,162)	—	945,000	2,725,000	(2,383,162)
Ionic convertible debenture derivative	(420,000)	1,519,587	(1,099,587)	—	—
Total liabilities measured at fair value	$(14,545,800)	$159,587	$961,085	$8,025,000	$(5,400,128)

At  December 31, 2024, the fair value of the Haywood Property derivative was based on a trading price of the Company’s shares of $8.00. At December 31, 2023, the fair value of the LINICO, the Haywood Property, and GenMat derivatives were based on a trading price of the Company’s shares of $5.50.

2023 Kips Bay Select LP Conversion Option

On December 27, 2023, the Company recognized a conversion option derivative liability on the consolidated balance sheets in connection with the 2023 Kips Bay Note. On that date, the $1,360,000 fair value of the conversion option derivative was determined based on bifurcation of the conversion option from the 2023 Kips Bay Note. At December 31, 2023, the derivative was valued using a Monte Carlo valuation model with a conversion price equal to 90% of the average price capped at $1.00, discount rate of 35%, risk free rate of 4.54%, and volatility of 96.0%. On January 27, 2024, the Company recognized an additional $836,000 associated with the additional borrowings under the 2023 Kips Bay Note (see Note 10). During 2024, $735,125 of the derivative liability was eliminated in connection with the conversion of the related debt into shares of common stock. At December 31, 2024, the underlying note was fully converted eliminating the conversion option derivative.

In 2024, the range of variables used to calculate the original fair value of the conversion option derivative and the fair value on the dates of conversion are as follows.

Stock Price	Discount Rate	Volatility	Risk Free Rate
Conversion price equal to 90% of the average price capped at $1.00	35%	61.0% to 96.0%	4.33% to 4.65%

2024 Kips Bay Select LP Conversion Option

On September 19, 2024, the Company recognized a conversion option derivative liability on the consolidated balance sheets in connection with the 2024 Kips Bay Note (see Note 10). On that date, the $1,120,000 fair value of the conversion option derivative was determined based on the bifurcation of the conversion option from the 2024 Kips Bay Note. The derivative was valued using a Monte Carlo valuation model with a conversion price equal to 88% of the seven day minimum VWAP, discount rate of 35%, risk free rate of 3.75%, and volatility of 78.0%.  On October 23, 2024, the Company recognized an additional $438,000 associated with the additional borrowings of $1.5M under the 2024 Kips Bay Note. The derivative was valued using a Monte Carlo valuation model with a conversion price equal to 88% of the seven day VWAP, discount rate of 35%, risk free rate of 4.14%, and volatility of 77.0%. During 2024, $1,806,113 of the derivative liability was eliminated in connection with the conversion of the related debt into shares of common stock. At  December 31, 2024, the underlying note was fully converted eliminating the conversion option derivative.

In 2024, the range of variables used to calculate the original fair value of the conversion option derivative and the fair value on the dates of conversion are as follows.

Stock Price	Discount Rate	Volatility	Risk Free Rate
Conversion price equal to 88% of the seven day minimum VWAP	35%	77.0% to 80.0%	4.09% to 4.23%

Leviston Resources LLC Conversion Options

On July 19, 2024, the Company recognized a conversion option derivative liability on the consolidated balance sheets in connection with the July 2024 Leviston Note (see Note 10). On that date, the $1,210,000 fair value of the conversion option derivative was determined based on the bifurcation of the conversion option from the July 2024 Leviston Note. The derivative was valued using a Monte Carlo valuation model with a conversion price equal to the lower of (i) the closing day price times 150% or (ii) 80% of minimum historical 10 day VWAP, discount rate of 35%, risk free rate of 4.65%, and volatility of 79.0%. During 2024, $1,080,000 of the derivative liability was eliminated in connection with the conversion of the related debt into shares of common stock. At  December 31, 2024, the underlying note was fully converted eliminating the conversion option derivative.

In 2024, the range of variables used to calculate the original fair value of the conversion option derivative and the fair value on the dates of conversion are as follows.

Stock Price	Discount Rate	Volatility	Risk Free Rate
Conversion price equal to 150% or 80% of minimum historical 10 day VWAP	35%	70.0% to 79.0%	4.33% to 4.65%

On December 4, 2024, the Company recognized a conversion option derivative liability on the consolidated balance sheets in connection with the December 2024 Leviston Note (see Note 10). On that date, the $690,000 fair value of the conversion option derivative was determined based on the bifurcation of the conversion option from the  December 2024 Leviston Note. For debt conversions occurring during 2024, the derivative was valued using a Monte Carlo valuation model with a conversion price equal to 88% of the seven day VWAP, discount rate of 35%, risk free rate of 4.11%, and volatility of 79.0%. During 2024, $775,028 of the derivative liability was eliminated in connection with the conversion of the related debt into shares of common stock. At  December 31, 2024, the underlying note was fully converted eliminating the conversion option derivative.

In 2024, the range of variables used to calculate the original fair value of the conversion option derivative and the fair value on the dates of conversion are as follows.

Stock Price	Discount Rate	Volatility	Risk Free Rate
Conversion price equal to 88% of the seven day minimum VWAP	35%	79.0% to 102.0%	4.10% to 4.16%

GenMat Derivative Instrument

On June 24, 2021, the Company recognized a derivative asset on the consolidated balance sheets in connection with the GenMat Membership Interest Purchase Agreement (see Note 2). On that date, the $530,000 fair value of the derivative asset was determined based on the excess of the fair value of 300,000 shares of our common stock issued to and held by GenMat over the $10,000,000 contractual stock consideration required under the agreement. The value of the shares was based on the $35.10 closing price per share of our common stock on that date. At December 31, 2023, the fair value of Comstock’s shares held by GenMat of 251,345 shares was based on the closing price per share of our common stock of $5.50 with a fair value of the derivative liability of $781,966. On May 17, 2024, the Company fulfilled our initial funding requirements of $15.0 million which satisfied the make-whole provision and removed the requirement to account for the commitment as a derivative. On May 17, 2024, the fair value of the Company's shares of common stock still held by GenMat of $694,969 was transferred to Advances to GenMat.  The derivative liability was classified in Level 2 of the valuation hierarchy.

Haywood Derivative Instrument

On April 7, 2022, the Company recognized a derivative asset on the consolidated balance sheets in connection with the lease from Haywood (see Note 8). On that date, the $245,000 fair value of the derivative asset was determined based on the excess of the fair value of 150,000 shares of our common stock issued to and held by Haywood and a deposit of $50,000 over the initial $2,100,000 contractual stock consideration required under the agreement. The agreement was amended in 2024 (see Note 8) increasing the commitment by $100,000 from $2.1 million to $2.2 million. During the years ended December 31, 2024 and 2023, the Company paid Haywood $420,000 and $200,000, respectively, which resulted in a decrease in contractual stock consideration. On April 11, 2024, the Company issued an additional 150,000 shares of our common stock to Haywood in accordance with the amendment which has a fair value of $509,850 at the closing price of $3.40 (see Note 8). At  December 31, 2024, the fair value of the 300,000 shares was based on the closing price per share of our common stock of $8.00 and the fair value of the derivative asset was $1,529,850. At December 31, 2023, the fair value of the 150,000 shares was based on the closing price per share of our common stock of $5.50 and the fair value of the derivative liability was $875,000. The derivative liability is classified within Level 2 of the valuation hierarchy.

LINICO Derivative Instrument

On December 30, 2021, the Company entered into an agreement to acquire 3,129,081 LINICO common shares from its former chief executive officer and director in exchange for 350,000 shares of the Company's common stock. If and to the extent that the sale of the shares results in net proceeds greater than $7,258,162, then former chief executive officer was required to pay all of such excess proceeds to the Company. If and to the extent that the sale of the shares results in net proceeds less than $7,258,162, then the Company was required to pay the former chief executive officer equal to such shortfall. In 2024, the former chief executive officer sold all 350,000 of the Company's shares for net proceeds of $1,064,309. Through 2024, the total consideration for this agreement amounts to $4,014,309, comprising the net proceeds of $1,064,309 and cash payments made by the Company since 2021, totaling $2,950,000. After selling all of his shares of the Company’s common stock in 2024, the remaining amount owed to the LINICO executive was $3,243,853 which was transferred to accrued expenses (see Note 7). The derivative liability was classified within Level 2 of the valuation hierarchy.

Ionic Ventures, LLC Conversion Option

On December 16, 2022, the Company recognized a conversion option derivative liability on the consolidated balance sheets in connection with the Ionic Note. On that date, the $420,000 fair value of the conversion option derivative was determined based on bifurcation of the conversion option from the convertible note. At December 31, 2022, the derivative was valued using a Monte Carlo valuation model with a conversion price equal to 90% of the average price capped at $0.50, discount rate of 35%, risk-free rate of 4.40%, and volatility of 60.0%. At December 31, 2023, the underlying note was fully converted eliminating the conversion option derivative.

In 2023, the range of variables used to calculate the fair value of the derivative liabilities associated with the conversion of the Ionic Note using a Monte Carlo valuation model are as follows.

Stock Price	Discount Rate	Volatility	Risk Free Rate
Conversion price equal to 90% of the average price capped at $0.50	35%	85.0% to 99%	4.17% to 5.44%

American Battery Technology Investment

In connection with the sale of the Facility (See Note 9), the Company received 11 million shares of restricted common stock from the purchaser of the Facility, ABTC, with an initial fair value of $9,365,000. The fair value of our investment in ABTC restricted common shares acquired in connection with the sale of the Facility was valued using a Monte Carlo valuation model as follows.

			Beginning
Date	Description	Fair Value	Stock Price	Volatility	Risk Free Rate
April 6, 2023	10 million ABTC shares (make-whole provision $6.6 million to $7.6 million)	$7,000,000	$0.78	94.0%	4.80%
April 21, 2023	Change in fair value on the 10 million ABTC shares for a change in make-whole commitment	$2,000,000	$0.86	95.0%	5.00%
May 12, 2023	1 million ABTC shares	$365,000	$0.74	95.0%	5.07%

Other Financial Instruments

At December 31, 2024, the carrying amount of cash and cash equivalents, notes receivable, advances, deposits, and debt carried at amortized costs, approximates fair value because of the short-term maturity of these financial instruments.

NOTE 15         STOCK-BASED COMPENSATION

2022 EQUITY INCENTIVE PLAN

In 2022, the Company adopted the Comstock Inc. 2022 Equity Incentive Plan (the “2022 Plan”). The maximum number of shares of our common stock that may be delivered pursuant to awards granted under the 2022 Plan is 600,000. The 2022 Plan provides for the grant of various types of awards, including but not limited to, restricted stock (including performance and cash awards), incentive and non-qualified stock options, stock appreciation rights and other equity-based awards. As of December 31, 2024, the Company has not granted any options or shares under the 2022 Plan.

2020 EQUITY INCENTIVE PLAN

In 2020, the Company adopted the Comstock Mining Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The maximum number of shares of our common stock that may be delivered pursuant to awards granted under the 2020 Plan is 180,000. The 2020 Plan provides for the grant of various types of awards, including but not limited to, restricted stock (including performance awards), restricted stock units, stock options, and other types of stock-based compensation.

During the years ended December 31, 2024 and 2023, the Company recognized $0 and $143,100, respectively, for the vesting of stock awards issued in 2020. During the year ended December 31, 2023, 4,500 shares, which were issued in 2021 under the 2020 Plan, were forfeited totaling $11,925 in compensation recaptured. No remaining compensation on these awards were recognized after December 31, 2023. During the year ended December 31, 2024, no options were outstanding.

Starting in 2021, we granted share awards to employees. The vesting of 50% of the employee share awards was contingent on the achievement of performance goals over the next three years, and vesting of the remaining 50% is contingent on the achievement of our common stock market price goals over the next five years, defined on a per share value basis. During 2023, we granted 3,000 shares to an additional employee and 3,000 shares were forfeited. During 2024, no shares were granted or forfeited. Vesting is dependent on the employee remaining with the Company from the grant date through the vesting date. The performance shares that vest based on the achievement of performance goals were valued using the Company's common stock price on the grant date, and stock-based compensation was determined based on the probability of achieving each goal.

On January 4, 2024, the Company's Compensation Committee of the Board of Directors determined that the share units granted under the 2020 Plan shall be canceled, forfeited and terminated without issuance of any shares of the Company because performance goals were not achieved. For the year ended December 31, 2023, the Company recognized net stock based compensation recapture associated with these awards of $289,310 and recognized the amount in selling, general and administrative expenses in the consolidated statements of operations. During the year ended  December 31, 2023, 3,000 shares awards were forfeited and $52,583 in compensation recaptured. During the year ended  December 31, 2024, no awards were granted, forfeited, or expired, and $12,912 was recognized as stock based compensation. At December 31, 2024, there are no awards outstanding and no unvested compensation.

COMSTOCK METALS EMPLOYEE AGREEMENT

On March 1, 2023, Comstock Metals LLC, a wholly owned subsidiary of the Company, entered into an Employment Agreement with Dr. Fortunato Villamagna, to serve as President of Comstock Metals LLC. As part of this agreement, Dr. Villamagna was to receive 20% of the equity in Comstock Metals LLC, vesting evenly, over a five-year period commencing on March 1, 2023 through March 1, 2028. Management determined that the estimated fair value of the equity award was $863,000 and our valuation method incorporated the present value of projected cash flows to calculate the discounted cash flows compared to the guideline for public companies with a marketability discount rate of 40%, risk free rate of 3.77%, and volatility of 110.0%. The determination of the fair value of the equity award was based on Level 3 inputs in the fair value hierarchy.

On December 30, 2024, Comstock Metals and Dr. Fortunato Villamagna entered into a Rescission Agreement to rescind the Employment Agreement and cancel Dr. Villamagna's vesting of equity in Comstock Metals. The rescission resulted in a decrease in non-controlling interest and a corresponding increase to additional paid in capital of $91,156 during the year ended December 31, 2024. For the years ended December 31, 2024 and 2023, the Company recognized share-based compensation expense of $28,767 and $143,833, respectively, associated with the rescinded agreement with Dr. Villamagna. As of December 31, 2024 and 2023, the Company owns 100% of Comstock Metals.

NOTE 16         OTHER INCOME AND EXPENSES

Other income (expense) net consisted of the following for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Equity loss in affiliates	$(1,764,643)	$(1,715,689)
Change in fair value GenMat advances	256,181	—
Expiration and recognition of SSOF deposits	400,000	—
Amendment fee income associated with Facility sale	—	250,000
Pelen option expiration	—	(150,000)
All other	42,309	15,468
Total other income (expense)	$(1,066,153)	$(1,600,221)

NOTE 17         INCOME TAXES

The results of the Company’s operations are included in a federal income tax return. The Company provides deferred income taxes on the net differences between the carrying amounts of assets and liabilities for financial and income tax reporting.

No benefit (provision) has been recognized for the years ended December 31, 2024 and 2023.

The difference between the provision for income taxes reported in the consolidated financial statements and the provision for income taxes based on federal statutory rates results principally from (1) valuation allowance adjustments, (2) goodwill impairment and (3) certain other permanent differences.

Reconciliation of the statutory federal income tax rates consist of the following:

	December 31, 2024	December 31, 2023
Federal statutory rate	21.0%	21.0%
State income tax benefit (net of Federal benefit)	0.5%	—%
Change in valuation allowance	(16.7)%	(22.5)%
Other	(4.8)%	1.5%
Total	—%	—%

The Company’s total deferred income taxes at December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Asset retirement obligation	$1,293,493	$1,177,403
Mineral rights and properties, plant, and equipment	—	423,328
Mining exploration, development, claims, and permit costs	790,641	729,282
Lease liability	1,144,048	176,122
Net operating loss carryforward	54,844,665	46,105,332
Capital loss carryforward	906,263	1,291,211
Capitalized research expenditures	5,364,855	2,188,570
Other	622,128	1,271,660
Total deferred tax asset	64,966,093	53,362,908
Valuation allowance	(57,047,815)	(48,109,677)
Net deferred tax assets	7,918,278	5,253,231
Deferred tax liabilities:
Mineral rights and properties, plant, and equipment	(309,800)	—
Right of use asset – leases	(1,189,466)	(172,991)
Intangible assets	(844,818)	(2,951,300)
Fair value adjustments	(5,574,194)	(2,128,940)
Total deferred tax liabilities	(7,918,278)	(5,253,231)
Net deferred tax assets and liabilities	$—	$—

The Company records a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2024, and 2023, the Company has determined that a full valuation allowance is necessary against its net deferred tax assets based on this evidence and have valuation allowances of $57.0 million and $48.1 million, respectively, against the net deferred tax assets.

At December 31, 2024, the Company has total net operating and capital loss carryforwards of approximately $271.6 million. Of this total, the Company has approximately $165.8 million in net operating loss carryforwards for federal income tax purposes which, if not utilized, will begin to expire in 2025 and could be subject to certain limitations under section 382 of the Internal Revenue Code of 1986, as amended, approximately $94.3 million for federal income tax purposes with no expiration, but which are subject to 80% limitation upon utilization, and approximately $7.3 million in net operating loss carryforwards for state income tax purposes. Additionally, the Company has $4.2 million of capital loss carryforwards for federal income tax purposes which, if not utilized, will begin to expire in 2029.

Year NOL expiring	Amount
2025	$6,603,151
2026	5,482,741
2027	4,097,197
2028	4,166,775
2029	8,094,233
Thereafter	137,277,191
Federal NOL with no expiration	94,339,093
Total Federal NOL	260,060,381
State NOL apportioned	7,302,251
Capital loss carryforward - Federal	4,220,116
Total NOL and capital loss carryforward	$271,582,748

At December 31, 2024, and 2023, the Company did not have any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. The Company is subject to U.S. federal and state income tax examination for tax years 2021 and forward. Tax returns for years prior to 2021  may remain open with respect to net operating loss carryforwards that are utilized in a later year, as tax attributes from prior years can be adjusted during an audit of a later year.

NOTE 18         NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if outstanding stock options were exercised into common stock. Shares presented on a weighted average outstanding calculation were adjusted to give effect to the February 24, 2025 reverse stock split.

The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net income (loss) per share:

	December 31, 2024	December 31, 2023
Numerator:
Net income (loss) attributed to Comstock Inc.	$(53,321,454)	$9,161,821

Denominator:
Basic weighted average shares outstanding	16,613,755	10,512,675
Incremental shares	—	4,261
Diluted weighted average shares outstanding	16,613,755	10,516,936

Net income (loss) per common shares:
Basic EPS	$(3.21)	$0.87
Diluted EPS	$(3.21)	$0.87

For the year ended December 31, 2023, the weighted average number of shares outstanding, for the purpose of calculating earnings per share, were reduced by treasury shares of 260,532 which is the number of treasury shares through our ownership in LINICO.

For the year ended December 31, 2024, all potentially dilutive shares, including stock purchase warrants, were anti-dilutive due to the net loss incurred in that period. For the year ended December 31, 2023, the calculation of incremental shares for diluted weighted average shares outstanding did not include the following items due to their anti-dilutive impact: 58,000 performance award shares, 58,000 market condition award shares, and 170,000 warrant shares.

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

Summarized financial information relating to our reportable segments is provided below. Our CODM is our executive team consisting of our chief executive officer, chief operating officer and chief technology officer. Our CODM assesses the Company's performance and allocation of capital resources based on our segments of Fuels, Metals, Mining, Strategic Investments and Corporate. Certain amounts have been reclassified to conform to the current period presentation on a comparable basis. The Company plans, executes and monitors each reporting segment and has dedicated personnel responsible for each reportable segment. Our Fuels Segment represents our lignocellulosic biomass into biointermediates for refining into renewable fuels. Our Metals Segment represents our recycling of electrification products. Our Mining Segment includes our gold and silver mining assets and related real estate. Our Strategic Investments Segment includes our investments in Green Li-ion and SSOF and our Corporate Segment includes all other assets and general corporate costs. Mining revenue is from leasing mineral claims and other real estate.

The Company’s total revenue at  December 31, 2024, consisted of the following:

				Strategic
	Fuels	Metals	Mining	Investments	Corporate	Total
Mining and Real Estate	$-	$-	$2,595,725	$-	$19,200	$2,614,925
Recycling	-	55,245	-	-	-	55,245
Decommissioning Services	-	282,117	-	-	-	282,117
Off-take	-	63,876	-	-	-	63,876
Total Revenue	$-	$401,238	$2,595,725	$-	$19,200	$3,016,163

The Company’s total revenue at December 31, 2023, consisted of the following:

				Strategic
	Fuels	Metals	Mining	Investments	Corporate	Total
Mining and Real Estate	$-	$-	$1,014,776	$237,473	$22,200	$1,274,449
Total Revenue	$-	$-	$1,014,776	$237,473	$22,200	$1,274,449

As of   December 31, 2024, and 2023, the Company has one customer, Mackay Precious Metals Inc., that accounted for over 10% of our revenues and accounts receivable balance.

Twelve-Months Ended				Strategic
December 31, 2024	Fuels	Metals	Mining	Investments	Corporate	Total
Revenue	$—	$401,238	$2,595,725	$—	$19,200	$3,016,163

Cost of goods sold	$—	$451,938	$—	$—	$—	$451,938

Selling and marketing	$1,515	$7,075	$—	$—	$471,369	$479,959

General and administrative	$920,247	$1,365,487	$1,842,667	$(76,080)	$8,170,776	$12,223,097

Research and development	$3,067,337	$537,132	$1,442	$338,135	$15,154,137	$19,098,183

Depreciation and amortization	$970,086	$1,035,534	$180,714	$424,957	$(368,737)	$2,242,554

Impairment of intangible assets	$—	$8,655,176	$—	$7,560	$5,133	$8,667,869

Impairment of properties, plant and equipment	$—	$—	$—	$—	$324,047	$324,047

(Gain) on sale of mineral rights	$—	$—	$(804,489)	$—	$—	$(804,489)

(Loss) income from operations	$(4,959,185)	$(11,651,104)	$1,375,391	$(694,572)	$(23,737,525)	$(39,666,995)

Total other income (expense), net	$(296,763)	$—	$239,817	$(1,884,041)	$(11,794,916)	$(13,735,903)

Net income (loss)	$(5,255,948)	$(11,651,104)	$1,615,208	$(2,578,613)	$(35,532,441)	$(53,402,898)

Interest expense	$298,023	$—	$4,120	$—	$2,669,208	$2,971,351

Equity method investment income (loss)	$—	$—	$15,049	$(1,599,011)	$(180,681)	$(1,764,643)

Acquisitions to intangible assets	$275,000	$—	$—	$—	$10,000	$285,000

Capital Expenditures	$—	$934,724	$—	$—	$—	$934,724

Total Assets as of December 31, 2024	$8,815,730	$7,215,335	$25,848,712	$47,944,285	$1,485,819	$91,309,881

Twelve-Months Ended				Strategic
December 31, 2023	Fuels	Metals	Mining	Investments	Corporate	Total
Revenue	$—	$—	$1,014,776	$237,473	$22,200	$1,274,449

Cost of goods sold	$—	$—	$—	$—	$—	$—

Selling and marketing	$4,686	$—	$—	$—	$741,554	$746,240

General and administrative	$957,690	$—	$2,133,798	$608,427	$8,142,471	$11,842,386

Research and development	$5,308,490	$610,101	$—	$198,714	$—	$6,117,305

Depreciation and amortization	$935,165	$1,245,448	$165,731	$61,472	$69,709	$2,477,525

(Gain) loss on sale of Facility	$—	$—	$—	$2,544,965	$(9,849,535)	$(7,304,570)

(Loss) income from operations	$(7,206,031)	$(1,855,549)	$(1,284,753)	$(3,176,105)	$918,001	$(12,604,437)

Total other income (expense), net	$69,533	$—	$734,894	$24,759,555	$(2,433,293)	$23,130,689

Net income (loss)	$(7,136,498)	$(1,855,549)	$(549,859)	$21,583,450	$(1,515,292)	$10,526,252

Interest expense	$66,323	$—	$—	$179,714	$1,400,687	$1,646,724

Equity method investment income (loss)	$—	$—	$(10,019)	$(1,705,670)	$—	$(1,715,689)

Acquisitions to intangible assets	$200,000	$—	$—	$—	$—	$200,000

Capital Expenditures	$68,582	$997,993	$736,595	$—	$15,895	$1,819,065

Total Assets as of December 31, 2023	$7,257,580	$11,797,921	$27,071,092	$56,481,416	$3,858,335	$106,466,344

NOTE 20         RELATED PARTY TRANSACTIONS

The following related party transactions occurred during the years ended December 31, 2024 and 2023.

TRANSACTIONS INVOLVING SIERRA SPRINGS OPPORTUNITY FUND

At December 31, 2024, the Company’s total investment in SSOF has a carrying value of $19,575,000, representing 10,875,000 shares of common stock, or 17.27% of the total SSOF outstanding shares of common stock on a fully diluted, if converted basis. SSOF is a qualified opportunity zone fund, which owns 100% of SSE, a qualified opportunity zone business. SSE and its subsidiaries own or control approximately 2,500 acres of land, a manufacturing facility, significant senior, junior and effluent water rights, sewer rights and also owns and operates the Silver Springs Regional Airport LLC.

The Company's executive chairman and chief executive officer co-founded SSOF and Sierra Springs Enterprises Inc. (“SSE”), and serves as the chief executive officer of SSOF and as an executive of SSE along with a diverse team of qualified financial, capital markets, real estate and operational professionals that together govern, lead and manage SSOF and SSE. Our CEO and two of our directors have invested $525,000 into SSOF consistent of 8,671,000 voting shares of SSOF which represents 13.77% of total as converted SSOF shares of common stock. The Company's chief executive officer has not received compensation from either SSOF or SSE. On December 29, 2023, the Company and SSOF agreed to convert total advances into 3,880,556 shares of SSOF common stock (See Note 2).

TRANSACTIONS INVOLVING FLUX PHOTON CORPORATION (“FPC”)

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

On December 28, 2023, the Company entered into an amendment (the “2023 FPC Asset Purchase Agreement Amendment”) with Flux Photon Corporation (“FPC”) to amend that certain Asset Purchase Agreement, dated on September 7, 2021, and amended on December 10, 2021 (as amended, the “FPC Asset Purchase Agreement”). Pursuant to the 2021 FPC Asset Purchase Agreement, the Company acquired certain intellectual property and related photocatalysis laboratory equipment (the “FPC Assets”). The original purchase price included a payable for the FPC Assets of $17,650,000, payable only from 20% of future cash flows defined as the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its now and hereafter-existing subsidiaries until the purchase prices has been fully paid. The 2023 FPC Asset Purchase Agreement Amendment reduced the purchase price payable to FPC to $16,850,000. On December 28, 2023, the Company paid $200,000 on this payable which was accounted for as an acquisition of intellectual property. The remaining balance of $16,650,000 will be paid to FPC from future cash flows. During 2024, the Company paid an additional $275,000 to FPC reducing the remaining payable from future cash flows to $16,375,000. The Company’s chief technology officer and a member of the Company's board of directors, is also the owner of 100% of the outstanding common stock of FPC and as such was the indirect beneficiary of all payments made to FPC pursuant to the FPC Asset Purchase Agreement.

PURCHASE OF METAL RECYCLING FURNACE

On December 15, 2023, the Company and Dr. Fortunato Villamagna, president of Comstock Metals LLC, signed an agreement in which Dr. Villamagna agreed to contribute a metal recycling furnace to the Company. The Company agreed to make payments for the metal recycling furnace totaling $375,000 from an amount not exceeding 20% of excess cash flow generated by Comstock Metals LLC, defined as excess cash available after the satisfaction of all planned growth capital for Comstock Metals LLC and the repayment of intercompany loans. At December 31, 2024 and 2023, the metal recycling furnace is included in Properties, plant and equipment, net and the corresponding liability is included in other liabilities (long- term) on the consolidated balance sheet. For the year ended  December 31, 2024, the Company recognized depreciation expense on the metal recycling furnace of $18,750.

On March 1, 2023, the Company entered into a separate employment agreement with Dr. Villamagna which provides that he receive 20% of the interest of Comstock Metals LLC vesting evenly over a five-year period. On December 30, 2024, Comstock Metals and Dr. Fortunato Villamagna entered into a Rescission Agreement to rescind the Employment Agreement and cancel Dr. Villamagna's vesting of equity in Comstock Metals (see Note 15).

OTHER

The Company is currently assessing an agreement with an affiliate company of Kevin Kreisler, the Company’s director and chief technology officer, pursuant to which the Company would agree to acquire the majority of the issued and outstanding equity of a publicly traded entity in connection with the Company’s ongoing evaluation of various alternatives to monetize certain non-strategic assets. Pursuant to the agreement, Mr. Kreisler agreed to contribute his beneficial ownership interest in the entity to the Company for no additional consideration, and the Company agreed to reimburse certain transaction expenses of approximately $142,000 incurred by Mr. Kreisler. As of the years ended December 31, 2024 and 2023, the Company had paid $41,860 and $0, respectively to Mr. Kreisler. As of the year ended December 31, 2024, no agreement has been determined between the Company and the affiliated company of Mr. Kreisler. For the years ended December 31, 2024 and 2023, the Company recognized expense of $14,000 and $42,000, respectively, that was paid to Mr. Kreisler for rental of office space.

Sierra Clean Processing LLC, a wholly owned subsidiary of SSOF, owns the building at 600 Lake Avenue, Silver Springs, Nevada which the Company entered into the Building Lease on August 15, 2023 and a Real Estate and Building Lease on July 1, 2024 (see Note 8). The Company's chief executive officer is an executive and director of Sierra Clean Processing LLC.

On May 17, 2024, the chief executive officer purchased 125,000 restricted shares of the Company's common stock at a price of $4.00 per share, or $500,000 in net proceeds. Separately, the chief executive officer entered into a personal promissory note with Alvin Fund LLC (“Alvin”), who is separately a creditor and shareholder of the Company. The promissory note has a principal of $1,100,000 and accrues interest at 6% per annum for one year and 8% per annum thereafter and matures three years from the date of issuance. The obligations under the chief executive officer's personal promissory note are secured by a security interest in SSOF shares owned by the chief executive officer. The chief executive officer assigned 500,000 shares of SSOF owned by him to Alvin as partial consideration for the extension of credit. The Company is not a party to the chief executive officer's arrangements with the Alvin.

NOTE 21         SUBSEQUENT EVENTS

On January 10, 2025, the Company entered into a securities purchase agreement (“2025 Kips Bay Agreement”) for an unsecured convertible promissory note (the “2025 Kips Bay Note”) with Kips Bay with a principal amount of $10,638,298, of which $5,000,000 was funded in cash on January 13, 2025 with an original issue discount of $319,149. On or before the date that is ten (10) business days after the Company effects a reverse split (resulting in an effective increase in the number of authorized shares available for future issuances of common stock), the Company will receive an additional funding of $5,000,000, which shall result in a principal amount for such second tranche of $5,319,149 (that is, an additional $5,000,000 in cash plus an additional $319,149 of original issue discount). The full principal is due on April 10, 2026. Interest is payable monthly at a rate of 6% annually. The Company can redeem the 2025 Kips Bay Note for cash 30-days following closing at 120% of the face value, plus accrued interest. In accordance with the agreement, in 2025, the Company issued 110,059 shares of its common stock (44,024 restricted and 66,035 registered) with a fair value of $531,915. The amount was recognized as additional discount on the note. In 2025, pursuant to the 2025 Kips Bay Note, the Company issued 605,021 shares of the Company's common stock to Kips Bay with a fair value of $1,559,171 at an average conversion price of $2.58.

On January 14, 2025, the Company executed an agreement with Hexas Biomass Inc. (“Hexas”), under which Hexas agreed to grant the Company an exclusive worldwide license to Hexas’ intellectual properties in liquid fuels applications, subject to certain pre-existing agreements and relationships, and to provide certain development services in connection with the Company's site development and innovation activities. Under the terms of the agreement, the Company also agreed to invest in Hexas in the amount of $500,000 (“SAFE Investment”), paid in a series of four tranches on January 15, 2025, January 31, 2025, February 28, 2025, and March 31, 2025. Thus far in 2025, the Company has paid $366,666 cash on the SAFE Investment.

On January 22, 2025, the Company, as lessee, signed a Building Lease Agreement (the “CFC Building Lease”) with LNP 4801 Gaillardia Pkwy LLC to lease real property and improvements located in Oklahoma City, Oklahoma. The CFC Building Lease is under a three-year term commencing on February 1, 2025. Under the CFC Building Lease, rental expense is $5,244 per month with an annual rent increase of 3%.

On January 30, 2025, the Company executed a master license agreement (“Master License Agreement”) with SACL Pte. Ltd. (“SACL”), a Singapore-based project development and management company that intends to develop renewable energy projects in Australia, New Zealand, Vietnam, Cambodia, and Malaysia (the “Territory”). Under the terms of the Master License Agreement, the Company granted SACL (1) a master non-exclusive license to Comstock Fuels’ intellectual property (“Licensed IP”) for the sole purpose of developing, financing, building, and managing of renewable fuels production facilities based on the Licensed IP in the Territory (each, a “Licensed Facility), and (2) limited exclusive rights to market projects based on the Licensed IP in the Territory, subject to SCAL’s satisfaction of commercialization milestones relating to development of its current and future projects; including, without limitation, completion of engineering and financing for SACL’s first Licensed Facility in 2025, followed by commissioning and commencement of production in 2027.

On February 7, 2025, the Company issued 15,550 shares of unregistered restricted shares of common stock with a fair value of $63,518 to Alvin Fund LLC in lieu of payment of interest under the Alvin Fund 2023 Note.

On February 12, 2025, the Company executed a master license agreement (“Master License Agreement”) with Gresham’s Eastern (Pvt) Ltd (“Gresham’s”), a Pakistan-based, leading sustainable energy engineering, equipment and construction company that intends to develop renewable energy projects in Pakistan. Under the terms of the Master License Agreement, the Company granted Gresham’s (1) a master non-exclusive license to Comstock Fuels’ intellectual property (“Licensed IP”) for the sole purpose of developing, financing, building, and managing of renewable fuels production facilities based on the Licensed IP in the Territory (each, a “Licensed Facility), and (2) limited exclusive rights to market projects based on the Licensed IP in the Territory, subject to Gresham’s satisfaction of commercialization milestones relating to development of its current and future projects; including, without limitation, completion of engineering and financing for Gresham’s first Licensed Facility in 2025, followed by commissioning and commencement of production in 2027.

On February 24, 2025, the Company implemented a one-for-ten (1:10) reverse split of our common stock. Prior to the reverse stock split the Company had 237,675,779 shares of common stock issued and outstanding, and after the reverse stock split, the Company had approximately 23,767,823 shares of common stock issued and outstanding. All share and per-share amounts included in this Annual Report are presented as if the stock split has been effective from the beginning of the earliest period presented.

On February 28, 2025, the Company agreed to make cash payments of $148,853 and issue common shares of the Company valued at $2,200,000 to settle all amounts payable to Mr. Vogel in full.  If and to the extent that the sale of the shares of the Company's common stock results in net proceeds greater than $2,200,000, then Mr. Vogel is required to pay all of such excess proceeds to the Company.  If and to the extent that the sale of the Company's common stock results in net proceeds less than $2,200,000, then the Company is required to pay cash to Mr. Vogel equal to such shortfall. In March 2025, the Company plans to issue to Mr. Vogel 775,000 shares of its common stock. The Company further agreed to register the Company's common stock for resale by Mr. Vogel under the Securities Act of 1933, as amended. The settlement is designed to fully satisfy the existing obligation of over $3.2 million and result in a gain of approximately $0.8 million.

AGREEMENTS WITH MARATHON PETROLEUM CORPORATION

Investment Agreements

Effective February 28, 2025, Comstock Fuels entered into a series of definitive agreements with subsidiaries of Marathon Petroleum Corporation (“Marathon”), involving the purchase of $14,000,000 in Comstock Fuels equity as part of Comstock Fuels’ planned Series A Financing, subject to a $700,000,000 valuation cap (“Investment”). The purchase price includes $1,000,000 in cash and $13,000,000 in payment-in-kind assets comprised of equipment, related intellectual properties, and other materials located at Marathon’s former renewable fuel demonstration facility in Madison, Wisconsin (“Payment-In-Kind Assets”), on and subject to the terms and conditions of the applicable transaction documents (“Investment Agreements”). The Payment-In-Kind Assets were transferred to Comstock Fuels as of February 28, 2025. The cash portion of the Investment will be made within five business days of the execution by Comstock Fuels of third-party investment agreements for at least $25,000,000 in Series A Financing proceeds. The Investment Agreements included (i) a simple agreement for future equity governing the portion of the Investment issued in exchange for the Payment-In-Kind Assets; (ii) an asset transfer agreement to assign the Payment-In-Kind Assets; (iii) a license agreement covering applicable intellectual properties (“License Agreement”); and (iv) a letter agreement to provide post-closing conditions (“Letter Agreement”). Ancillary agreements delivered in connection with the Investment Agreements included a board observer agreement executed as of the Effective Date by and between Comstock Fuels and MPC Investment LLC (“MPC”), a subsidiary of Marathon, under which Comstock Fuels granted MPC board observation rights in connection with the Investment (“Board Observer Agreement”). Separately, Comstock executed a commercial lease agreement for Marathon’s former renewable fuels facility located in Madison, Wisconsin (“Madison Facility”), executed by and between Comstock Fuels and McAllen Properties, Inc., with an effective date of March 1, 2025 (“Lease Agreement”). Monthly rent payments under the Lease Agreement are about $44,000.

License Agreement

Comstock Fuels will use the Madison Facility to increase Comstock Fuels’ current pilot production capabilities in Wausau, Wisconsin, with Comstock Fuels’ patented, patent pending, and proprietary lignocellulosic biomass refining technologies (“Comstock IP”). The License Agreement provides for the grant by Virent, Inc. (“Virent”) to Comstock Fuels of a non-exclusive, non-transferable, non-assignable, non-sublicensable, perpetual, royalty-free license under the Virent IP solely for research and development purposes associated with the Virent Equipment (“Included Virent IP”), excluding applications involving the heterogenous catalysis of biomass-derived sugars (“Reserved License Field”). The License Agreement provides for Virent and Comstock Fuels to coordinate in good faith to obtain an additional license for the Reserved License Field for research and development purposes. Comstock also granted Marathon a reciprocal royalty-free, non-exclusive, sublicensable worldwide license to any improvements or additional intellectual property related to the Included Virent IP, excluding improvements to Comstock IP. The parties additionally agreed to negotiate in good faith for a commercial license in the event that a commercial opportunity is identified for the Included Virent IP, and Virent granted Comstock Fuels a right of first refusal in the event that Virent transfers some or all of the Included Virent IP to a third party, subject to applicable pre-existing rights held by third parties.

Letter Agreement

The Letter Agreement requires the cash portion of the Investment to be made within five business days of the execution by Comstock Fuels of third-party investment agreements for at least $25,000,000 in Series A equity financing. The Letter Agreement additionally requires Comstock Fuels to grant Virent a lien on the Virent Equipment if Comstock Fuels does not complete $25,000,000 in the Series A equity financing within nine months of the Effective Date. The Letter Agreement additionally reiterated certain elements of the February 6, 2025, term sheet by and between Comstock, including agreement of the parties to execute on or about May 31, 2025, (i) a definitive offtake agreement under which Marathon or its affiliates will purchase advanced biomass-based intermediates and fuels from Comstock Fuels’ planned commercial demonstration facility; and (ii) a joint development agreement under which Marathon or its affiliates will provide support services to Comstock Fuels in exchange for a warrant which creates the option for Marathon to purchase additional equity in Comstock Fuels.

ITEM 9         CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A         CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2024.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company's internal control over financial reporting is effective at December 31, 2024 based on these criteria. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B         OTHER INFORMATION

During the quarter ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.

As previously disclosed, on December 29, 2021, the Company acquired 3,129,081 common shares of its strategic investee, LINICO Corporation, from the former chief executive officer and director of LINICO, Michael Vogel and, at that time, the Company became the owner of 90% of the fully-diluted outstanding capital stock of LINICO. Mr. Vogel resigned from LINICO as a member of its board of directors and in all other capacities, effective as of such date. In connection with the acquisition of the LINICO shares, the Company agreed to deliver $7,258,162 of consideration to Mr. Vogel. As of February 28, 2025, $3,218,853 remained outstanding to Mr. Vogel.

On February 28, 2025, the Company agreed to make cash payments of $148,853 and issue common shares of the Company valued at $2,200,000 to settle all amounts payable to Mr. Vogel in full.  If and to the extent that the sale of the shares of the Company's common stock results in net proceeds greater than $2,200,000, then Mr. Vogel is required to pay all of such excess proceeds to the Company.  If and to the extent that the sale of the Company's common stock results in net proceeds less than $2,200,000, then the Company is required to pay cash to Mr. Vogel equal to such shortfall. In March 2025, the Company plans to issue to Mr. Vogel 775,000 shares of its common stock. The Company further agreed to register the Company's common stock for resale by Mr. Vogel under the Securities Act of 1933, as amended. The settlement is designed to fully satisfy the existing obligation of over $3.2 million. The required information is also included in Exhibit 10.85 to this report.

ITEM 9C         DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information concerning our directors is set forth in our 2025 Definitive Proxy Statement under the headings “Election of Directors” and “Delinquent Section 16(A) Reports” and is incorporated herein by this reference.

Executive Officers of the Registrant

Information concerning our executive officers is included in Part I, Item 1, Business, of this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Information on compliance with Section 16(a) of the Exchange Act is set forth in our 2025 Definitive Proxy Statement under the heading “Delinquent Section 16(A) Reports” and is incorporated herein by this reference.

Code of Ethics

Information concerning the code of ethics, or code of business conduct, is set forth in our 2025 Definitive Proxy Statement under the heading “Corporate Governance Principles and Board Matters” and is incorporated herein by this reference. Our Code of Conduct and Ethics can be accessed on our website at www.comstockinc.com and is also available from our corporate secretary upon request. Information on our website is not incorporated by reference in this Annual Report.

Insider Trading Policies and Procedures

Information concerning our insider trading policies and procedures is set forth in our 2025 Definitive Proxy Statement under the heading “Corporate Governance Principles and Board Matters” and is incorporated herein by this reference. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Nominating Procedures

Information concerning the nominating procedures is set forth in our 2025 Definitive Proxy Statement under the headings “Corporate Governance Principles and Board Matters” and “Shareholder Proposals” and is incorporated herein by this reference.

The Audit and Finance Committee

Information concerning the Audit and Finance Committee is set forth in our 2025 Definitive Proxy Statement under the heading “Corporate Governance Principles and Board Matters” and is incorporated herein by this reference.

The Audit and Finance Committee Financial Experts

Information concerning the Audit and Finance Committee Financial Experts is set forth in our 2025 Definitive Proxy Statement under the heading “Corporate Governance Principles and Board Matters” and is incorporated herein by this reference.

The Executive Compensation Committee

Information concerning the Executive Compensation Committee is set forth in our 2025 Definitive Proxy Statement under the heading “Corporate Governance Principles and Board Matters” and is incorporated herein by this reference.

The Corporate Governance Committee

Information concerning the Corporate Governance Committee is set forth in our 2025 Definitive Proxy Statement under the heading “Corporate Governance Principles and Board Matters” and is incorporated herein by this reference.

The Executive Committee

Information concerning the Executive Committee is set forth in our 2025 Definitive Proxy Statement under the heading “Corporate Governance Principles and Board Matters” and is incorporated herein by this reference.

Committee Charters

The full text of our Audit and Finance Committee charter, Executive Compensation Committee charter, Corporate Governance Committee charter and Executive Committee charter are published on and may be printed from our website at www.comstockinc.com and are also available from our corporate secretary upon request. Information on our website is not incorporated by reference in this Annual Report.

ITEM 11         EXECUTIVE COMPENSATION

Information on executive compensation is set forth in our 2025 Definitive Proxy Statement under the heading “Executive Compensation” and is incorporated herein by this reference.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Information concerning the ownership of certain beneficial owners is set forth in our 2025 Definitive Proxy Statement under the heading “Delinquent Section 16(A) Reports” and is incorporated herein by this reference.

Security Ownership of Management

Information on security ownership of directors and officers is set forth in our 2025 Definitive Proxy Statement under the heading “Delinquent Section 16(A) Reports” and is incorporated herein by this reference.

Equity Compensation Plan Information

Information on equity compensation plans is set forth in our 2025 Definitive Proxy Statement under the heading “Executive Compensation” and is incorporated herein by this reference.

ITEM 13         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions and director independence is set forth in our 2025 Definitive Proxy Statement under the heading “Corporate Governance Principles and Board Matters” and is incorporated herein by this reference.

ITEM 14         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information on the principal accountant’s fees and services is set forth in our 2025 Definitive Proxy Statement under the heading “The Audit and Finance Committee Report” and is incorporated herein by this reference.

PART IV

ITEM 15         EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

EXHIBITS

The following are exhibits filed as part of the Company’s Form 10K for the year ended December 31, 2024:

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

10.56	8.0% Convertible Promissory Note due March 27, 2025, dated December 27, 2023 (previously filed with Securities and Exchange Commission on December 27, 2023 as Exhibit 10.2 to the Company's Form 8-K (file number 001-35200/film number 231518383 and incorporated herein by reference)

10.58	Asset Purchase Agreement, dated December 28, 2023 (previously filed with Securities and Exchange Commission on December 29, 2023 as Exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 231528044 and incorporated herein by reference)

10.59	Amendment to Convertible Note Term Sheet, dated December 22, 2023 (previously filed with Securities and Exchange Commission on December 27, 2023 as Exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 231518451 and incorporated herein by reference)

10.60	Stock Redemption Agreement, dated December 19, 2023 (previously filed with Securities and Exchange Commission on December 26, 2023 as Exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 231513556 and incorporated herein by reference)

10.61	Amendment to Convertible Note Term Sheet, dated February 12, 2024 (previously filed with Securities and Exchange Commission on February 14, 2024 as Exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 24639438 and incorporated herein by reference)

10.62	First Amendment to License Agreement, dated April 2, 2024 (previously filed with the Securities and Exchange Commission on April 8, 2024 as Exhibit 10.1 to the Company’s Form 8-K (file number 001-35200/film number 24829894 and incorporated herein by reference)

10.63	2022 Alvin Fund Note Amendment, dated April 22, 2024 (previously filed with the Securities and Exchange Commission on April 24, 2024 as Exhibit 10.1 to the Company’s Form 10-Q (file number 001-35200/film number 24892121 and incorporated herein by reference)

10.64	2023 Alvin Fund Note Amendment, dated April 22, 2024 (previously filed with the Securities and Exchange Commission on April 24, 2024 as Exhibit 10.2 to the Company’s Form 10-Q (file number 001-35200/film number 24892121 and incorporated herein by reference)

10.65	GHF Note Amendment, dated April 22, 2024 (previously filed with the Securities and Exchange Commission on April 24, 2024 as Exhibit 10.3 to the Company’s Form 10-Q (file number 001-35200/film number 24892121 and incorporated herein by reference)

10.66	Alvin Fund Warrant Agreement Amendment, dated April 22, 2024 (previously filed with the Securities and Exchange Commission on April 24, 2024 as Exhibit 10.4 to the Company’s Form 10-Q (file number 001-35200/film number 24892121 and incorporated herein by reference)

10.67	First GHF Warrant Agreement Amendment, dated April 22, 2024 (previously filed with the Securities and Exchange Commission on April 24, 2024 as Exhibit 10.5 to the Company’s Form 10-Q (file number 001-35200/film number 24892121 and incorporated herein by reference)

10.68	Second GHF Warrant Agreement Amendment, dated April 22, 2024 (previously filed with the Securities and Exchange Commission on April 24, 2024 as Exhibit 10.6 to the Company’s Form 10-Q (file number 001-35200/film number 24892121 and incorporated herein by reference)

10.69	Third GHF Warrant Agreement Amendment, dated April 22, 2024 (previously filed with the Securities and Exchange Commission on April 24, 2024 as Exhibit 10.7 to the Company’s Form 10-Q (file number 001-35200/film number 24892121 and incorporated herein by reference)

10.70	RenFuel Securities Purchase Agreement, dated April 19, 2024 (previously filed with the Securities and Exchange Commission on April 24, 2024 as Exhibit 10.1 to the Company’s Form 8-K (file number 001-35200/film number 24870733 and incorporated herein by reference)

10.71	Memorandum of Understanding, dated April 25, 2024 (previously filed with the Securities and Exchange Commission on April 30, 2024 as Exhibit 10.1 to the Company’s Form 8-K (file number 001-35200/film number 24897558 and incorporated herein by reference)

10.72	Securities Purchase Agreement, dated July 19, 2024 (previously filed with the Securities and Exchange Commission on July 19, 2024 as Exhibit 10.1 on the Company’s Form 8-K (file number 001-35200/film number 241126014 and incorporated herein by reference)

10.73	Convertible Note, dated July 19, 2024 (previously filed with the Securities and Exchange Commission on July 19, 2024 as Exhibit 10.2 on the Company’s Form 8-K (file number 001-35200/film number 241126014 and incorporated herein by reference).

10.74	Securities Purchase Agreement, dated September 19, 2024 (previously filed with the Securities and Exchange Commission on September 19, 2024 as Exhibit 10.1 on the Company’s Form 8-K (file number 001-35200/film number 241309043 and incorporated herein by reference)

10.75	Convertible Note, dated September 19, 2024 (previously filed with the Securities and Exchange Commission on September 19, 2024 as Exhibit 10.2 on the Company’s Form 8-K (file number 001-35200/film number 241309043 and incorporated herein by reference)

10.76	License Agreement, dated October 1, 2024 (previously filed with the Securities and Exchange Commission on October 2, 2024 as Exhibit 10.1 on the Company’s Form 8-K (file number 001-35200/film number 241345199 and incorporated herein by reference)

10.77	Letter Agreement, dated October 1, 2024 (previously filed with the Securities and Exchange Commission on October 7, 2024 as Exhibit 10.1 on the Company’s Form 8-K (file number 001-35200/film number 241356082 and incorporated herein by reference)

10.78	Assignment Agreement, dated November 6, 2024 (previously filed with the Securities and Exchange Commission on November 13, 2024 as Exhibit 10.1 on the Company’s Form 8-K (file number 001-35200/film number 241455137 and incorporated herein by reference)

10.79	Amendment to Exclusive License Agreement, dated November 17, 2024 (previously filed with the Securities and Exchange Commission on November 19, 2024 as Exhibit 10.1 on the Company’s Form 8-K (file number 001-35200/film number 241473294 and incorporated herein by reference)

10.80	Securities Purchase Agreement, dated December 4, 2024 (previously filed with the Securities and Exchange Commission on December 4, 2024 as Exhibit 10.1 on the Company’s Form 8-K (file number 001-35200/film number 241526492 and incorporated herein by reference)

10.81	Convertible Note, dated December 4, 2024 (previously filed with the Securities and Exchange Commission on December 4, 2024 as Exhibit 10.2 on the Company’s Form 8-K (file number 001-35200/film number 24156492 and incorporated herein by reference)

10.82	Contract, dated December 11, 2024 (previously filed with the Securities and Exchange Commission on December 17, 2024 as Exhibit 10.1 on the Company's Form 8-K (file number 001-35200/film number 241555926 and incorporated herein by reference).

10.83	Membership Interest Purchase Agreement, dated December 18, 2024 (previously filed with the Securities and Exchange Commission on December 20, 2024 as Exhibit 10.1 on the Company's Form 8-K (file number 001-35200/film number 241565134 and incorporated herein by reference).

10.84	Net Smelter Returns Royalty Agreement, dated December 18, 2024 (previously filed with the Securities and Exchange Commission on December 20, 2024 as Exhibit 10.2 on the Company's Form 8-K (file number 001-35200/film number 241565134 and incorporated herein by reference).

10.85*	LINICO Acquisition and Settlement Agreement Supplement, dated February 28, 2025, between Comstock Inc. and Mr. Vogel

10.86	Securities Purchase Agreement, dated January 10, 2025 (previously filed with the Securities and Exchange Commission on January 13, 2025 as Exhibit 10.1 on the Company’s Form 8-K (file number 001-35200/film number 25524626 and incorporated herein by reference)

10.87	Convertible Note, dated January 10, 2025 (previously filed with the Securities and Exchange Commission on January 13, 2025 as Exhibit 10.2 on the Company’s Form 8-K (file number 001-35200/film number 25524626 and incorporated herein by reference)

19.1*	Insider Trading Policy

21*	Subsidiaries

23.1*	Consent of Assure CPA, LLC

23.2*	Consent of Behre Dolbear & Company (USA) Inc.

24*	Powers of Attorney (included on signature page)

31*	Certification of Principal Executive Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95*	Mine Safety Disclosures

96

Technical Report Summary of the Dayton Consolidated Project (previously filed with Securities and Exchange Commission on March 16, 2023 as Exhibit 96 to the Company's Form 10-K (file number 001-35200/film number 23738729 and incorporated herein by reference)

97.1	Comstock Inc. Clawback Policy (previously filed with the Securities and Exchange Commission on February 27, 2024 as Exhibit 97.1 to the Company’s Form 10-K (001-35200/film number 24686932 and incorporated herein by reference)

101*

Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2024, furnished in iXBRL (Inline eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Consolidated Statements of Income for the fiscal years ended December 31, 2024 and 2023, (ii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2024 and 2023, (iii) the Consolidated Balance Sheets at December 31, 2024 and 2023, (iv) the Consolidated Statements of Changes in Equity for the fiscal years ended December 31, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2024 and 2023 and (vi) the Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

* Filed herewith.

# Management contract or compensatory plan.

ITEM 16         FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

COMSTOCK INC.

By:	/s/ CORRADO DE GASPERIS
CORRADO DE GASPERIS
Executive Chairman
Chief Executive Officer
(Principal Executive and
Principal Financial Officer)
Date:	March 6, 2025

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

Signature		Title	Date

/s/	CORRADO DE GASPERIS	Executive Chairman, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer	March 6, 2025
CORRADO DE GASPERIS
/s/	MATTHEW J. BIEBERLY	Chief Accounting Officer, Principal Accounting Officer	March 6, 2025
MATTHEW J. BIEBERLY
/s/	KEVIN KREISLER	Director	March 6, 2025
KEVIN KREISLER
/s/	LEO M. DROZDOFF	Director	March 6, 2025
LEO M. DROZDOFF
/s/	WALTER A. MARTING, JR.	Director	March 6, 2025
WALTER A. MARTING, JR.
/s/	WILLIAM J. NANCE	Director	March 6, 2025
WILLIAM J. NANCE
/s/	KRISTIN M. SLANINA	Director	March 6, 2025
KRISTIN M. SLANINA
/s/	DR. GUEZ J. SALINAS	Director	March 6, 2025
DR. GUEZ J. SALINAS