Form 10-Q
period 2025-03-31
Comstock Inc.
filed 2025-05-08
CIK 1120970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

The number of shares outstanding of Common Stock, $0.000666 par value per share, on May 6, 2025 was 28,612,576.

This page intentionally left blank.

COMSTOCK INC.

FORM 10-Q

FOR THE QUARTERLY PERIODS ENDED March 31, 2025 and 2024

Cautionary Notice Regarding Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements but are not the exclusive means of doing so. Forward-looking statements include statements about matters such as: future market conditions; future explorations or acquisitions; divestitures, spin-offs or similar distribution transactions, future changes in our research, development and exploration activities; future financial, natural, and social gains; future prices and sales of, and demand for, our products and services; land entitlements and uses; permits; production capacity and operations; operating and overhead costs; future capital expenditures and their impact on us; operational and management changes (including changes in the Board of Directors); changes in business strategies, planning and tactics; future employment and contributions of personnel, including consultants; future land and asset sales; investments, acquisitions, divestitures, spin-offs or similar distribution transactions, joint ventures, strategic alliances, business combinations, operational, tax, financial and restructuring initiatives, including the nature, timing and accounting for restructuring charges, derivative assets and liabilities and the impact thereof; contingencies; litigation, administrative or arbitration proceedings; environmental compliance and changes in the regulatory environment; offerings, limitations on sales or offering of equity or debt securities, including asset sales and associated costs; business opportunities, growth rates, future working capital needs, revenues, variable costs, throughput rates, operating expenses, debt levels, cash flows, margins, taxes and earnings.

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties, many of which are unforeseeable and beyond our control and could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and the following: adverse effects of climate changes or natural disasters; adverse effects of global or regional pandemic disease spread or other crises; global economic and capital market uncertainties; difficulties involved in developing renewable, decarbonizing and/or clean energy technologies, hazards and uncertainties associated with hazardous material and metal recycling, processing or mining and mineral extraction activities, the speculative nature of gold or mineral exploration, and aluminum, cadmium, copper, silica, silver, steel, and other metal and materials recycling, including risks of diminishing quantities or grades of qualified resources; operational or technical difficulties in connection with exploration, metal recycling, material processing or mining activities; costs, hazards and uncertainties associated with precious and other metal based activities, including environmentally friendly and economically enhancing, novel clean mining and processing technologies, precious metal exploration, resource development, economic feasibility assessment, environmental reclamations and historical restorations and cash generating mineral production; contests over our title to properties; potential dilution to our stockholders from our stock issuances, recapitalization and balance sheet restructuring activities; potential inability to comply with applicable government regulations or law; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays; challenges to, or potential inability to, achieve the benefits of business opportunities, including research and development stage activities that may be presented to, or pursued by, us, including those involving quantum computing and material science based artificial intelligence supported advanced materials development and development services, development of cellulosic technology in bio-fuels and related material production; commercialization of cellulosic technology in bio-fuels; ability to successfully identify, finance, complete and integrate acquisitions, divestitures, spin-offs or similar distribution transactions, joint ventures, strategic alliances, collaborative research and development agreement, business combinations, asset and equity investment sales, and investments that we may be party to in the future; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to capital constraints; equipment failures; fluctuation of prices for gold or certain other commodities (such aluminum, cadmium, copper, silica, silver, steel, and other metal and materials, cyanide, water, diesel, gasoline and alternative fuels and electricity); changes in generally accepted accounting principles; adverse effects of war, mass shooting, terrorism and geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies, equipment and raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to satisfy debt and lease obligations; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the Securities and Exchange Commission; potential inability to list our securities on any securities exchange or market or maintain the listing of our securities; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows, or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as may be required by securities or other law, we undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events, or otherwise.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2025	December 31, 2024
ASSETS

Current Assets:
Cash and cash equivalents	$3,906,773	$954,271
Accounts receivable	3,644,369	2,419,671
Derivative assets	406,942	1,529,850
Assets held for sale - land and mineral rights and properties	7,058,933	7,058,933
Prepaid expenses and other current assets	680,262	595,320
Total current assets	15,697,279	12,558,045

Non-current Assets:
Investments	39,594,103	38,885,998
Mineral rights and properties	11,250,121	11,250,121
Properties, plant and equipment, net	20,734,578	8,605,094
Deposits	435,000	411,268
Reclamation bond deposit	3,438,304	3,259,514
Notes receivable	2,860,291	2,430,291
Intangible assets, net	5,821,174	5,859,152
Finance lease - right of use asset, net	3,075,377	3,088,188
Operating lease - right of use asset, net	8,103,651	4,650,862
Other assets	317,618	311,348
Total non-current assets	95,630,217	78,751,836

TOTAL ASSETS	$111,327,496	$91,309,881

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31, 2025	December 31, 2024
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,201,029	$2,853,263
Accrued expenses and other liabilities	3,401,551	4,518,497
Deferred revenue (Note 13)	789,120	151,939
Derivative liabilities	1,229,000	—
Finance lease - right of use lease liability	—	490,075
Debt, net	—	97,593
Total current liabilities	8,620,700	8,111,367

Long-term Liabilities:
Reclamation liability	6,143,333	6,033,418
Operating lease - right of use lease liability	8,321,853	4,826,785
Deferred revenue (Note 6)	958,333	—
Marathon Simple Agreement for Future Equity (“SAFE”) Note	12,000,000	—
Debt, net	13,904,372	8,390,000
Other liabilities	1,830,971	4,179,226
Total long-term liabilities	43,158,862	23,429,429

TOTAL LIABILITIES	51,779,562	31,540,796

COMMITMENTS AND CONTINGENCIES (Notes 9 and 14)

Stockholders' Equity:
Preferred stock $0.000666 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.000666 par value, 245,000,000 shares authorized, 26,903,872 and 23,507,577 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	160,410	156,590
Additional paid-in capital	404,132,520	395,263,560
Accumulated deficit	(344,744,996)	(335,651,065)
Total stockholders' equity	59,547,934	59,769,085
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$111,327,496	$91,309,881

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-Months Ended
	March 31,
	2025	2024

Revenue	$785,815	$425,951

Cost of goods sold	886,796	—

Operating Expenses:
Selling, general and administrative expenses	3,258,465	3,527,524
Research and development	3,303,918	892,013
Depreciation and amortization	375,384	655,977
Total operating expenses	6,937,767	5,075,514

Loss from operations	(7,038,748)	(4,649,563)

Other Income (Expense):
Interest expense	(659,144)	(818,661)
Interest income	96,109	74,491
Change in fair value of derivative instruments	(1,190,803)	(756,118)
Loss on conversion of debt	(1,196,880)	(193,523)
Gain on extinguishment of liability	845,000	—
Other income (expense)	50,535	(574,946)
Total other income (expense), net	(2,055,183)	(2,268,757)

Net loss	(9,093,931)	(6,918,320)

Net loss attributable to noncontrolling interest	—	(16,908)

Net loss attributable to Comstock Inc.	$(9,093,931)	$(6,901,412)

Earnings per Share - Basic and Diluted:
Net loss per share - basic and diluted	$(0.37)	$(0.59)

Weighted average common shares outstanding, basic and diluted	24,266,290	11,713,505

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

			Additional		Treasury	Non-
	Common Stock		Paid in	Accumulated	Stock	Controlling
	Shares	Amount	Capital	Deficit	Amount	Interest	Total
BALANCE - January 1, 2024	11,786,208	$78,405	$363,889,245	$(282,329,611)	$(3,360,867)	$—	$78,277,172

Issuance of common stock	410,270	2,732	1,460,978	—	—	—	1,463,710
Common stock issuance costs	—	—	(225,120)	—	—	—	(225,120)
Issuance of common stock for stock issuance costs	25,000	167	84,833	—	—	—	85,000
Issuance of common stock for debt issuance costs	48,914	326	249,674	—	—	—	250,000
Issuance of common stock for conversion of debt and accrued interest	227,694	1,516	893,257	—	—	—	894,773
Issuance of common stock in lieu of payment of interest	23,961	160	116,443	—	—	—	116,603
Retirement of treasury shares (260,532 shares)	(260,532)	(1,735)	(3,359,132)	—	3,360,867	—	—
Employee and director share-based compensation	—	120	56,064	—	—	—	56,184
Non-controlling interest vesting of shares in subsidiary	—	—	(172,600)	—	—	172,600	—
Net loss	—	—	—	(6,901,412)	—	(16,908)	(6,918,320)
BALANCE - March 31, 2024	12,261,515	$81,691	$362,993,642	$(289,231,023)	$—	$155,692	$74,000,002

BALANCE - January 1, 2025	23,507,577	$156,590	$395,263,560	$(335,651,065)	$—	$—	$59,769,085

Common stock issuance costs	—	—	(145,000)	—	—	—	(145,000)
Issuance of common stock for debt issuance costs	110,059	733	531,182	—	—	—	531,915
Issuance of common stock for conversion of debt and accrued interest	1,490,624	1,798	3,999,445	—	—	—	4,001,243
Issuance of common stock in lieu of payment of interest	35,366	117	142,305	—	—	—	142,422
Adjustment for fractional shares in connection with reverse split	246	—	—	—	—	—	—
Issuance of common stock for AST lease amendment	985,000	656	2,481,544	—	—	—	2,482,200
Issuance of common stock for LINICO acquisition-related payable	775,000	516	1,859,484	—	—	—	1,860,000
Net loss	—	—	—	(9,093,931)	—	—	(9,093,931)
BALANCE - March 31, 2025	26,903,872	$160,410	$404,132,520	$(344,744,996)	$—	$—	$59,547,934

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three-Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,093,931)	$(6,918,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	365,659	643,312
Amortization of finance leases	12,811	11,233
Amortization on discount associated with finance leases	—	24,321
Amortization of debt discount and other debt-related items	214,298	522,107
Accretion of reclamation liability	109,915	100,162
Interest expense paid with common stock	142,422	116,603
Research and development expense paid with common stock	1,487,476	—
Gain on extinguishment of liability	(845,000)	—
Loss on conversion of debt	1,196,880	193,523
Employee and director share based compensation	—	56,184
Change in fair value of derivative instruments	1,190,803	756,118
Share of net (income) loss of equity-method investments	(41,438)	575,904
Other	175,943	9,557

Changes in operating assets and liabilities:
Accounts receivable	(378,808)	(384,277)
Prepaid expenses	(48,672)	(38,568)
Deposits - asset	(60,000)	—
Other assets	(6,270)	(142,895)
Accounts payable	339,379	(96,069)
Accrued expenses, other liabilities, and deposits	(606,943)	502,737
Deferred revenue	757,958	—
Other liabilities	125,000	237,772
Net cash used in operating activities	(4,962,518)	(3,830,596)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights and properties, plant and equipment	(240,873)	(355,939)
Acquisition of intangible asset	(180,000)	—
Funding of RenFuel note receivable	(430,000)	(250,000)
Investment in Hexas SAFE Note	(366,667)	—
Investment in SSOF	(300,000)	(480,000)
Payments on contractual commitments associated with derivatives	(120,000)	(1,500,000)
Payment of reclamation bond deposit	(150,000)	—
Other	(28,790)	(34,000)
Net cash used in investing activities	(1,816,330)	(2,619,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on financing leases	(23,650)	(41,656)
Principal payments of debt	(100,000)	(150,000)
Issuances of debt	10,000,000	2,000,000
Proceeds from the issuance of common stock	—	1,463,710
Common stock issuance costs	(145,000)	(140,120)
Net cash provided by financing activities	9,731,350	3,131,934
Net increase (decrease) in cash and cash equivalents	2,952,502	(3,318,601)
Cash and cash equivalents at beginning of period	954,271	3,785,577
Cash and cash equivalents at end of period	$3,906,773	$466,976

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common shares for debt conversion and accrued interest	$4,001,243	$894,773
Recognition of operating lease liability and right of use asset	$3,548,557	$—
Issuance of common stock for LINICO acquisition-related payable	$1,860,000	$—
Issuance of common stock for AST lease amendment	$2,482,200	$—
Acquisition of plant and equipment from Marathon SAFE Note	$12,000,000	$—
Issuance of common shares with debt	$—	$250,000
Investment acquired with payable	$—	$1,285,961
Issuance of common shares for due diligence and commitment fees	$—	$85,000

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

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Comstock Inc. and its wholly and majority owned subsidiaries. Intercompany transactions have been eliminated. The condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Operating results for the three-months ended  March 31, 2025 may not be indicative of full year 2025 results.

In management's opinion, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of March 31, 2025, and our results of operations, changes in equity and cash flows for the three-months ended  March 31, 2025 and 2024.

REVERSE STOCK SPLIT

On February 24, 2025, the Company effected a one-for-ten (1:10) reverse stock split of its issued and outstanding shares of common stock. In connection with the reverse split, all shares of common stock, stock options, per-share and warrant amounts for all periods presented have been adjusted retrospectively to reflect this reverse stock split. This recast ensures comparability across all periods presented and does not impact previously reported net income (loss), total assets, or total liabilities but does impact earnings per diluted shares. The reverse stock split did not impact the total stockholders’ equity, the number of authorized shares of common stock, or the par value per share.

LIQUIDITY AND CAPITAL RESOURCES

The condensed consolidated financial statements are prepared on the going concern basis of accounting that assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has had recurring net losses from operations and had an accumulated deficit of $344.7 million at March 31, 2025. For the three-months ended March 31, 2025, the Company recognized a net loss of $9,093,931. Cash and cash equivalents increased by $2,952,502 from $954,271 at December 31, 2024 to $3,906,773 at March 31, 2025. The Company intends to fund our operations over the next twelve months from revenues from our solar panel recycling business, government grants for our fuels business, issuance of subsidiary-level equity, issuance of equity under our existing shelf registration statement, planned licensing and related engineering services fees, planned sales of non-strategic assets and other investments, and existing cash and cash equivalents. Based on these expected funding sources, management believes we will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the consolidated financial statements included herein. While we have been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, non-registered equity placements, non-registered equity issued directly from certain subsidiaries, government grants, borrowings, and various other means, there is no assurance we will be able to obtain additional equity capital or other financing, if needed. We intend to fund our operations beyond the next twelve months from planned sales of non-strategic assets, revenue from our solar panel recycling operations, sales from licensing our lignocellulosic technology and related engineering services, government grants, issuance of subsidiary-level equity, and borrowings and other various equity financing alternatives from our existing shelf and other registration statements. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner, or at all.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the 2025 financial statement presentation. Reclassifications had no effect on net income (loss), cash flows, or stockholders' equity as previously reported.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 (Topic 740) Improvements to Income Tax Disclosures. The new guidance is intended to enhance annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s operations. The amendments in this standard require disclosure of additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. They also require greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the amendments in this update require information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The amendments in this update are effective on January 1, 2025 for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company adopted the standard on January 1, 2025 and does not expect the adoption to have a material impact on the consolidated financial statements.

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

NOTE 2                  INVESTMENTS

Summary of Investments

At March 31, 2025 and  December 31, 2024 our investments include:

	March 31, 2025		December 31, 2024
Equity Method Investments:	Investment	Ownership %	Investment	Ownership %
Investment in research and development company	$1,151,371	40.00%	$1,109,933	40.00%
Total equity method investments	1,151,371		1,109,933

Cost Investment:
Hexas Biomass Inc.	366,667		—

Measurement Alternative Investments:
Green Li-ion Pte. Ltd.	18,201,065	13.34%	18,201,065	13.34%
Sierra Springs Opportunity Fund, Inc.	19,875,000	17.46%	19,575,000	17.27%
Total measurement alternative investments	38,076,065		37,776,065

Total Investments	$39,594,103		$38,885,998

Summary financial information for affiliated companies (20% to 50%-owned) accounted for by the equity method for the periods presented, compiled from the equity investee's financial statements and reported on a one quarter lag is as follows:

	Three-Months Ended
	March 31, 2025	March 31, 2024
Revenues	$350,700	$16,700
Gross Profit	$-	$16,700

Net income (loss)	$103,595	$(1,548,677)
Net income (loss) attributable to Comstock Inc.	$41,438	$(575,904)

Investment in Research and Development Company

On March 1, 2024, the Company entered into Securities Purchase Agreement (the “Developer Securities Purchase Agreement”) with an unaffiliated research and development company (“Developer”) and recognized an initial investment of $1,290,614. Concurrently and in connection with the entity into the Developer Securities Purchase Agreement, the Company and Developer entered into Development Services Agreement (“DSA”) for purposes of conducting certain research and development work (see Note 9).

At March 31, 2025, the future remaining payments, net implied interest, totaled $1,162,957 (see Note 6). For the three-months ended  March 31, 2025, the Company recorded $41,438 in equity income from affiliates for our investment in the Developer. For the three-months ended March 31, 2024, no equity income or loss from affiliates was recognized for our investment in the Developer. During the three-months ended  March 31, 2025 and 2024, the Company paid $0 and $120,000, respectively, to the Developer in accordance with the funding commitments under the Developer Securities Purchase Agreement.

Hexas Biomass Inc.

On January 14, 2025, the Company executed an agreement with Hexas Biomass Inc. (“Hexas”), wherein Hexas agreed to grant the Company an exclusive worldwide license to Hexas’ intellectual properties in liquid fuels applications, subject to certain pre-existing agreements and relationships, and to provide certain development services in connection with the Company's site development and innovation activities. The Company also agreed to invest in Hexas in the amount of $500,000 in a simple agreement for future equity (“Hexas SAFE”), paid in a series of four tranches in 2025. As of March 31, 2025, the Company invested $366,667 in the Hexas SAFE. The Company has elected to account for this investment at cost and classified the Hexas SAFE in Investments on our condensed consolidated balance sheet. On April 4, 2025, the Company invested the final tranche of $133,333 for total investment in the Hexas SAFE of $500,000.

Investment in Green Li-ion Pte. LTD (“Green Li-ion”)

At  March 31, 2025 and December 31, 2024, the Company owns 35,662 Green Li-ion preferred shares and our ownership remained at 13.34%. The Company monitors additional equity issuances and other potential orderly transactions of Green Li-ion to assess whether the equity securities issued are similar investments requiring adjustments of our investments carrying value to fair value. During the three-months ended  March 31, 2025 and 2024, no adjustments were made to the carrying value of our investment in Green Li-ion as no orderly transactions were observed during those periods.

Investment in Sierra Springs Opportunity Fund Inc. (“SSOF”)

The Company's CEO is an executive of SSOF. The Company concluded that its investment in SSOF is a VIE because the Company has both operational and equity risk related to SSOF, and SSOF currently has insufficient equity at risk. The Company also concluded that it is not the primary beneficiary of SSOF because no one individual or entity has unilateral control over significant decisions and accordingly, SSOF is not consolidated.  The Company monitors additional equity issuances and other orderly transactions of SSOF to assess whether the equity securities issued are similar investments requiring adjustments of our investments carrying value to fair value.

For the three-months ended March 31, 2025, the Company invested an additional $300,000 in SSOF for 166,667 additional common shares at $1.80 per share. At  March 31, 2025 and December 31, 2024, the Company owns 11,041,667 and 10,875,000, respectively, of SSOF shares and our ownership is at 17.46% and 17.27%, respectively. At March 31, 2025, the Company’s maximum exposure to loss as a result of its involvement with SSOF is limited to its investment of $19,875,000.

NOTE 3                  NOTES RECEIVABLE

Notes receivable at March 31, 2025 and  December 31, 2024 include:

	March 31, 2025	December 31, 2024
RenFuel K2B AB note receivable	$1,880,000	$1,450,000
Daney Ranch note receivable	980,291	980,291
Total notes receivable	$2,860,291	$2,430,291

RenFuel K2B AB (“RenFuel”)

During the three-months ended  March 31, 2025, the Company funded $430,000 associated with the Senior Secured Convertible Note. For the three-months ended March 31, 2025 and 2024, the Company recognized interest income of $29,344 and $4,267, respectively. As of  March 31, 2025 and December 31, 2024, interest receivable on the note is $87,348 and $58,004, respectively, and is included in prepaid expenses and other current assets on our condensed consolidated balance sheet.

NOTE 4                  PROPERTIES, PLANT AND EQUIPMENT, NET AND MINERAL RIGHTS

Properties, plant and equipment at March 31, 2025 and  December 31, 2024 include the following:

	March 31, 2025	December 31, 2024
Real property leased to third parties	$1,037,049	$1,037,049
Property, plant and equipment for mineral processing	27,644,745	27,644,745
Other property and equipment	19,968,347	7,691,183
Accumulated depreciation	(27,915,563)	(27,767,883)
Total properties, plant and equipment, net	$20,734,578	$8,605,094

During the three-months ended March 31, 2025 and 2024, we recognized depreciation expense of $147,680 and $139,938, respectively. At March 31, 2025 and December 31, 2024, the Company had $12,676,860 and $433,411, respectively, of properties, plant and equipment that were not yet placed in service and have not yet begun depreciating.

Marathon Payment-In Kind Assets

On February 28, 2025, the Company, entered into a series of definitive agreements with Virent, Inc. (“Virent”), a wholly owned subsidiary of Marathon Petroleum Corporation (“Marathon”) (see Notes 9 and 11). Pursuant to the agreements, the Company received assets comprised of equipment and other materials as payment-in-kind in return for a Simple Agreement For Equity (“Marathon SAFE”) located at Marathon’s former renewable fuel demonstration facility in Madison, Wisconsin. The Company accounted for the payment-in-kind as an asset purchase acquisition and recorded payment-in-kind assets plus any direct transaction costs at the estimated relative fair value of the future equity consideration granted through the Marathon SAFE Note. As of February 28, 2025, the assets were transferred and the Company recorded at fair value of $12.0 million classified in properties, plant and equipment on our condensed consolidated balance sheet. At March 31, 2025, the payment-in-kind assets were not yet placed in service and have not yet begun depreciating.

Mineral Rights and Properties

Our mineral rights and properties at March 31, 2025 and  December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Comstock Mineral Estate	$10,842,716	$10,842,716
Other mineral properties	317,405	317,405
Water rights	90,000	90,000
Total mineral rights and properties	$11,250,121	$11,250,121

The Comstock Mineral Estate includes all of the Company's resource areas and exploration targets. During the three-months ended March 31, 2025 and 2024, we did not record any depletion expense, as none of the mineral properties are currently in production. Our mineral exploration and mining lease payments are classified as selling, general and administrative expenses in the condensed consolidated statements of operations.

On December 18, 2024, the Company executed a binding membership interest purchase agreement (the “Mackay MIPA”) with Mackay pursuant to which the Company sold all of its right, title, and interest in its wholly owned subsidiary Comstock Northern Exploration LLC, and the Company's 25% interest in Pelen Limited Liability Company to Mackay, for an aggregate purchase price of $2,750,000, of which $1,000,000 was paid in cash in 2024, with another $1,750,000 remaining due and payable in cash and stock that is classified in accounts receivable on our condensed consolidated balance sheet. For the year ended December 31, 2024, the Company recognized a gain on the sale of these mineral rights of $0.8 million.

Pursuant to and as defined in the NSR Royalty Agreement between the Company and Mackay, also dated December 18, 2024 (the “Mackay Royalty Agreement”) the Company is to receive a 1.5% royalty of Net Smelter Returns. On December 18, 2024, the Company and Mackay mutually agreed to terminate the Mineral Exploration and Mining Lease Agreement (“Mackay Mining Lease”).

For the three-months ended March 31, 2024, the Company recorded revenue of $390,625 related to the Mackay Mining Lease which included the quarterly lease payments of $375,000 and amortization of the lease initiation fee of $15,625. Pursuant to the Mackay MIPA and termination of the Mackay Mining Lease, no additional revenue was recorded in 2025.

Assets Held for Sale

In 2024, the Company committed a plan to sell industrial and commercial land located in Lyon County, Nevada. This balance of $6,328,338 is classified as Assets Held for Sale on the condensed consolidated balance sheet as of  March 31, 2025 and  December 31, 2024.

In March 2023, the Company acquired senior water rights (50-acre feet) associated with one of its existing properties and junior water rights (16-acre feet) for a total of $730,595. In 2024, the Company committed a plan to sell the water rights and reclassified those water rights to Assets Held for Sale on the condensed consolidated balance sheet as of  March 31, 2025 and  December 31, 2024.

The Company’s assets held for sale at March 31, 2025 and  December 31, 2024 include the following:

Assets held for sale	Asset group	March 31, 2025	December 31, 2024
Water rights	Mineral rights and properties	$730,595	$730,595
Land	Properties, plant and equipment, net	6,328,338	6,328,338
Total assets held for sale		$7,058,933	$7,058,933

NOTE 5                  INTANGIBLE ASSETS

The Company’s intangible assets at March 31, 2025 and  December 31, 2024 include the following:

	Estimated
	Economic Life
Description	(in years)	March 31, 2025	December 31, 2024

Developed technologies	10	$8,244,402	$8,064,402
License agreements	10	499,952	499,952
Customer agreements	1	122,885	122,885
Distribution agreements	8	19,733	19,733
Accumulated amortization		(3,065,798)	(2,847,820)
Intangible assets, net		$5,821,174	$5,859,152

Accumulated amortization as of March 31, 2025 and  December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Developed technologies	$2,741,861	$2,536,716
License agreements	189,813	177,730
Customer agreements	122,885	122,885
Distribution agreements	11,239	10,489
Accumulated amortization	$3,065,798	$2,847,820

Amortization expense related to intangible a ssets of $217,978 and $503,374 was recognized for the three-months ended  March 31, 2025 and 2024, respectively.

Future minimum amortization expense is as follows at March 31, 2025:

Remainder of 2025	$658,436
2026	877,915
2027	877,915
2028	875,169
2029	874,918
Thereafter	1,656,821
$5,821,174

Changes in the intangible assets balances for the three-months ended March 31, 2025 and 2024, are presented below:

	As of December 31, 2024	Additions	Impairment	Amortization	As of March 31, 2025
Intangible assets	$8,706,972	$180,000	$—	$—	$8,886,972
Accumulated amortization	(2,847,820)	—	—	(217,978)	(3,065,798)
Total intangible assets	$5,859,152	$180,000	$—	$(217,978)	$5,821,174

	As of December 31, 2023	Additions	Impairment	Amortization	As of March 31, 2024
Intangible assets	$20,242,772	$—	$—	$—	$20,242,772
Accumulated amortization	(4,376,740)	—	—	(503,374)	(4,880,114)
Total intangible assets	$15,866,032	$—	$—	$(503,374)	$15,362,658

NOTE 6                  ACCRUED EXPENSES AND OTHER LIABILITIES - CURRENT

Accrued expenses and other liabilities - current at March 31, 2025 and  December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Accrued interest expense	$437,589	$353,280
Accrued payroll costs	825,891	951,247
Accrued incentive compensation	431,250	1,031,250
Accrued vendor liabilities	453,574	516,804
Payable to research and development company - current	831,986	528,878
LINICO acquisition-related payable	50,000	1,018,853
Other accrued expenses	371,261	118,185
Total accrued expenses	$3,401,551	$4,518,497

Payable to Research and Development Company

As of  March 31, 2025, the short-term payable to a research and development company of $831,986 and long-term payable of $330,971 consists of payments due under the Securities Purchase Agreement dated March 1, 2024, between the Company and research and development company (see Note 2). During the three-months ended  March 31, 2025 and 2024, the Company paid $0 and $120,000, respectively, to the Developer in accordance with the funding commitments under the Developer Securities Purchase Agreement. For the three-months ended  March 31, 2025 and 2024, the Company recognized interest expense of $29,852 and $11,363, respectively, which represents the amortization of the discount that was recognized on the date of the agreement since the payable associated with the funding commitment is non-interest bearing.

Accrued Incentive Compensation

On July 1, 2022, the Board of Directors of the Company approved a performance objective based, cash incentive compensation plan for executives of the Company, with the potential to earn a performance bonus of up to 100% of base salary.

Changes in the accrued incentive compensation balance at  March 31, 2025 are presented below:

	As of December 31, 2024	Expensed	Award Cancelled	As of March 31, 2025
Executive incentive accrual - 2024	$1,031,250	$-	$600,000	$431,250
Total executive incentive accrual	$1,031,250	$-	$600,000	$431,250

In 2024, the Company estimated the 2024 incentive compensation accrual to be $1,031,250. On March 31, 2025, the Company estimated that the Compensation Committee of the Board of Directors would approve a final, lower 2024 incentive award of $431,250 based on the final assessment of progress made on the original three year objectives of the 2024 incentive plan that are expected to be paid in 2025. For the three-months ended  March 31, 2025, the Company accordingly reduced the estimated 2024 incentive accrual by $600,000.

Changes in the accrued incentive compensation balance at March 31, 2024 are presented below:

	As of December 31, 2023	Expensed	Award Cancelled	As of March 31, 2024
Executive incentive accrual - 2023	$1,332,169	$-	$-	$1,332,169
Executive incentive accrual - 2024	-	309,375	-	309,375
Total executive incentive accrual	$1,332,169	$309,375	$-	$1,641,544

For the three-months ended March 31, 2024, the Company expensed $309,375 for the 2024 accrued incentive compensation in the condensed consolidated financial statements. In 2024, the Company's Compensation Committee of the Board of Directors determined that the estimated $1,332,169 for the 2023 incentive compensation would not qualify for payment based on an updated intermediate assessment of the progress made toward the objectives of the three year incentive plan. The Company accordingly reduced the estimated 2023 accrued incentive compensation by $1,332,169 in the second and third quarters of 2024.

LINICO Acquisition-Related Payable

As of December 31, 2024, the total LINICO acquisition-related payable due to the former chief executive officer of LINICO (“Former LINICO CEO”) was $3,218,853 which consisted of a short-term payable of $1,018,853 and long-term payable of $2,200,000. In January 2025, the Company made an additional cash payment of $25,000 to reduce the payable to $3,193,853. On February 28, 2025, the Company agreed to make final cash payments of $148,853 and issued 775,000 common shares of the Company with a fair value of $1,860,000 to settle all amounts payable to the Former LINICO CEO in full. The Company paid $98,853 against the LINICO acquisition-related payable with $50,000 remaining as of  March 31, 2025. The settlement was designed to fully satisfy the existing obligation of $3.2 million and resulted in a gain of $845,000 recognized as a gain on extinguishment of liability in our condensed consolidated statement of operations. The Company agreed to make up any shortfall if the proceeds from the sale of the shares of common stock are less than $2.2 million, and the Former LINICO CEO agreed to refund any excess proceeds (see Note 11). The Company further agreed to register the Company's common stock for resale by Former LINICO CEO under the Securities Act of 1933, as amended, which became effective on March 28, 2025. This contractual stock consideration has been recognized as a derivative on the condensed consolidated balance sheets (see Note 11).

Oklahoma Grant

On December 11, 2024, the Company was granted an award of $3,000,000 (the “OKL Award”), pursuant to that Contract between the Oklahoma Department of Commerce and the Company for a contractual award from the Oklahoma Quick Action Closing Fund (the “Contract”). The OKL Award funds in three tranches of $1,000,000 each within 45 days Comstock Fuels Corporation (“Comstock Fuels”), a wholly owned subsidiary of the Company, meeting these three conditions:

•	publicly announcing the relocation of the Comstock Fuels headquarters to Oklahoma, which was completed in the first quarter of 2025;
•	identifying an Oklahoma site for the construction of a next-generation renewable fuel refinery and secures that site; and
•	invests at least $5,000,000 towards engineering, machinery, and/or materials associated with that Oklahoma site/facility.

The OKL Award must be used for purposes of economic development and related infrastructure development. The Award requires certain ongoing conditions to be met, including without limitation, creation of 45 jobs, with an average salary of $80,000 per person, $160 million of total investments, maintenance of headquarters by March 31, 2026, with at least ten jobs for a period of at least ten consecutive quarters no later than December 31, 2030, and operation of a commercial demonstration biorefinery no later than December 31, 2031, otherwise the granted monies received would have to be repaid. In the first quarter of 2025, the Company met the first condition of the OKL Award and received $1.0 million from the Oklahoma Department of Commerce. The Company recognized grant income of $8,333 in other income (expense) in the condensed consolidated statement of operations and recognized deferred revenue of $33,334 in accrued expenses and other liabilities and $958,333 in long-term deferred revenue on the condensed consolidated balance sheet.

NOTE 7                  LEASES

The Company has lease balances recognized on the condensed consolidated balance sheets as follows:

Lease Assets and Liabilities	Classification	March 31, 2025	December 31, 2024
Finance lease right-of-use asset	Finance lease - right of use asset, net	$3,075,377	$3,088,188
Operating lease right-of-use asset	Operating lease - right of use asset, net	8,103,651	4,650,862
Total right of use assets		$11,179,028	$7,739,050

Operating lease liability - current	Accrued expenses and other liabilities	$138,996	$44,758
Operating lease liability - long-term	Operating lease - right of use lease liability	8,321,853	4,826,785
Finance lease liability, current portion	Finance lease - right of use lease liability	—	490,075
Total lease liabilities		$8,460,849	$5,361,618

The Company has the following lease costs recognized in the condensed consolidated statements of operations as follows:

	Three-Months Ended
	March 31, 2025	March 31, 2024
Finance lease cost:
Amortization of right-of-use assets	$12,811	$11,233
Interest on lease liabilities	—	24,321
Operating lease cost:	297,748	17,433
Total lease cost	$310,559	$52,987

Other information:
Operating cash flows from operating leases	$161,232	$16,590

The Company has the following weighted average remaining lease terms and discount rates for our finance and operating leases:

	March 31, 2025	March 31, 2024
Weighted-average remaining lease term - finance leases (years)	—	0.08
Weighted-average remaining lease term - operating leases (years)	10.34	4.37
Weighted-average discount rate - finance leases	—%	8.0%
Weighted-average discount rate - operating leases	13.5%	13.2%

Finance Lease

AST Asset Purchase Agreement

On March 20, 2025, the Company and American Science and Technology Corporation (“AST”) amended the License Agreement Amendments (the “Second License Agreement Amendments”) to supplement the Purchase Consideration and License Consideration such that additional consideration was delivered in the form of the Company’s common stock. The Second License Agreement Amendments requires the Company to:

•	Cease monthly $35,000 rental payments;
•	Issue 985,000 shares of its common stock to AST pursuant to the Second License Agreement Amendments;
•	Accrue interest payments on the remaining principal at a rate of 12% per annum, pursuant to the terms of the Second License Agreement Amendments (the “True Up Payment”);
•	Pay AST, on or before November 15, 2025, an amount equal to $2,935,386 plus accrued interest minus the net cash proceeds AST received from the sale of the Company's shares of common stock; and
•	Return any excess shares and/or cash from AST to the Company, if on November 15, 2025, the value of the unsold shares plus the net cash proceeds received by AST from the sale of Company shares exceeds the remaining closing costs.

On March 20, 2025, pursuant to the Second License Agreement Amendments, the Company issued 985,000 shares of its common stock to AST with a fair value of $2,482,200 determined by the closing price per share of our common stock. The fair value of $2,482,200 for the 985,000 issued shares of common stock was allocated as a reduction to the remaining lease liability of $466,423, recognition of research and development expense of $1,487,476 and recognition of a derivative asset of $480,540. This contractual stock consideration has been recognized as a derivative on the condensed consolidated balance sheets (see Note 11).

As of  March 31, 2025, AST holds 1,167,166 shares of the Company's stock which includes the 985,000 shares issued under the Second license Agreement Amendments, 497,500 shares issued in 2024 under a separate amendment, reduced by 315,334 shares sold by AST through March 31, 2025.

For the three-months ended March 31, 2025, the Company recognized interest expense of $85,509 in connection with the 12% stated interest rate pursuant to the terms of the True Up Payment.

All of the assets purchased under the initial lease agreement are being used for research and development activities. The machinery and equipment acquired was built for a specific purpose and is being used in testing for development of the technology required to process woody biomass into intermediate materials that can be converted into pulp, paper and fuels. These assets have no alternative future use. The facility is an industrial property located in Wausau, Wisconsin with alternative uses. Since its inception, payments under this contract were allocated to the separate lease and non-lease components of the contract based on their standalone estimated fair values. During the three-months ended  March 31, 2025 and 2024, the Company recognized $1,562,901 and $79,935, respectively, of research and development expense associated with payments under this agreement. The expense for three-months ended March 31, 2025, includes $1,487,476 from the stock consideration from the Second License Agreement Amendments discussed above.

Haywood Quarry Acquisition and Lease Agreement

On April 2, 2024, the Company and Decommissioning Services amended the Haywood Purchase Agreement to extend the latest date of the closing to June 30, 2025, and to increase the purchase price by $100,000 to $2.2 million. Pursuant to the amendment, the Company will pay $75,000 per month to Decommissioning Services, with $15,000 of each payment applied to rent expense and $60,000 of each payment applied to the $2.2 million purchase price, until the sum of such applied cash amounts plus previous cash payments plus the net proceeds from the sale of the shares of Company common stock equals $2.2 million. On April 11, 2024, pursuant to the amendment, the Company issued an additional 150,000 shares of the Company's common stock to Decommissioning Services with a fair value of $509,850. The payment was applied against the make-whole derivative liability associated with the common stock. The increase in purchase price from $2.1 million to $2.2 million increased the right-of-use finance lease asset and the make-whole derivative liability by $100,000 (see Note 11).

For the three-months ended  March 31, 2025 and 2024, the Company paid Decommissioning Services $120,000 and $0, respectively, which resulted in a decrease in contractual stock consideration (see Note 11). As of  March 31, 2025, Decommissioning Services sold 49,552 shares of the Company's stock for net proceeds of $153,999 and holds 250,448 shares of the Company's stock.

Operating Leases

On August 15, 2023, the Company, as lessee, signed a Real Estate and Building Lease Agreement (the “SCP Building Lease”) with Sierra Clean Processing LLC (“SCP”) to lease real property and improvements located in Silver Springs, Nevada. For the three-months ended  March 31, 2025 and 2024, the fixed operating lease expense was $14,908.

On July 1, 2024, the Company, as lessee, signed a Real Estate and Building Lease Agreement (the “SCP Real Estate and Building Lease”) with SCP to lease real property and improvements located in Silver Springs, Nevada. For the three-months ended  March 31, 2025 and 2024, the fixed operating lease expense was $217,875 and $0, respectively.

The Company's chief executive officer is an executive and director of SCP.

On January 22, 2025, the Company, as lessee, signed a Building Lease Agreement (the “Oklahoma Office Lease”) with Gaillardia Parkway LLC to lease real property and improvements located in Oklahoma City, OK. The Oklahoma Office Lease is under a three-year term which commenced on February 1, 2025, with no extension provision. Under the lease, rental expense is $5,244 per month for the first twelve rent payments, $5,403 per month for the next twelve months and $5,566 per month for the last twelve months of the lease term. At lease inception, the Oklahoma Office Lease was classified as an operating lease with a lease term of three years. At February 1, 2025, the Company recorded a right-of-use asset and lease liability of $160,102, at a discount rate of 12.95%. For the three-months ended March 31, 2025, the fixed operating lease expense was $10,489.

On February 27, 2025, the Company, as lessee, signed a Commercial Lease Agreement (the “Madison Commercial Lease”) with McAllen Properties Dane LLC to lease commercial property and improvements located in Madison, WI (see Note 9). The Madison Commercial Lease is under an initial seven-year term which commenced on March 1, 2025 with an optional renewal term of five years. The Company expects to exercise the optional five-year renewal term. Under the lease, rental expense starts at $43,657 per month and escalates at fixed rates annually through the twelve-year term. At lease inception, the Madison Commercial Lease was classified as an operating lease with a lease term of twelve years. At February 27, 2025, the Company recorded a right-of-use asset and lease liability of $3,388,455, at a discount rate of 14.24%, commensurate to a twelve-year lease term, inclusive of the five-year renewal term. For the three-months ended March 31, 2025, the fixed operating lease expense was $43,657.

For the three-months ended  March 31, 2025 and 2024, short-term operating lease expense was $29,594 and $20,700, respectively.

Minimum lease payments to be paid by the Company by fiscal year for the Company's operating and finance leases are as follows:

Operating Leases
For the remainder of 2025	$762,149
2026	1,597,836
2027	1,653,005
2028	1,581,625
2029	1,546,778
Thereafter	9,151,910
Total lease payments	16,293,303
Less: imputed interest	(7,832,454)
Present value of lease liabilities	$8,460,849

Operating Lease Income

For the three-months ended March 31, 2025 and 2024, revenues from operating leases on our land and building leased to others totaled $37,050 and $35,325, respectively.

Minimum lease payments for operating leases to be received from others are as follows:

For the remainder of 2025	$72,000
2026	96,000
2027	96,000
2028	96,000
2029	96,000
Thereafter	96,000
Total Minimum Lease Income	$552,000

NOTE 8          DEBT OBLIGATIONS

Debt at March 31, 2025 and  December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
GHF Secured Promissory Note - 12% interest, due April 15, 2026	$4,290,000	$4,290,000
Alvin Fund LLC 2022 Note - 16% interest, due April 15, 2026	2,000,000	2,000,000
Alvin Fund LLC 2023 Note - 12% interest, due April 15, 2026	2,100,000	2,100,000
2025 Kips Bay Unsecured Convertible Promissory Note - 6% interest, due April 10, 2026	7,239,320	—
AQMS Note Payable - 9.76% implied interest, due March 31, 2025	—	100,000
Total debt	15,629,320	8,490,000
Less: debt discounts and issuance costs	(1,724,948)	(2,407)
Total debt, net of discounts	13,904,372	8,487,593
Less: current maturities	—	(97,593)
Long-term debt, net of discounts and issuance costs	$13,904,372	$8,390,000

GHF, Inc. Unsecured Promissory Note

During the three-months ended March 31, 2025 and 2024, the Company recognized interest expense of $126,937 and $158,447, respectively, including OID amortization of $0 and $94,273 respectively, in connection with this note.

Alvin Fund 2022 Note

During the three-months ended March 31, 2025 and 2024, the Company recognized interest expense of $78,904 and $79,781, respectively in connection with the Alvin Fund 2022 Note. As of  March 31, 2025 and 2024, the Company issued an aggregate of 19,816 and 16,453 shares of unregistered restricted shares of common stock, respectively, with a fair value of $78,904 and $79,781, respectively, to Alvin Fund in lieu of cash payments for interest under the Alvin Fund 2022 Note.

Alvin Fund 2023 Note

During the three-months ended March 31, 2025 and 2024, the Company recognized interest expense of $62,138 and $93,002, respectively, which includes OID amortization of $0 and $51,117, respectively, in connection with the Alvin Fund 2023 Note. As of   March 31, 2025 and 2024, the Company issued an aggregate of 15,550 and 7,508 shares of unregistered restricted shares of common stock, respectively, with a fair value of $63,518 and $36,822, respectively, to Alvin Fund in lieu of cash payments for interest under the Alvin Fund 2023 Note.

Kips Bay Select LP Unsecured 2025 Convertible Note

On January 10, 2025, the Company entered into a securities purchase agreement (“2025 Kips Bay Agreement”) for an unsecured convertible promissory note (the “2025 Kips Bay Note”) with Kips Bay with a principal amount of $10,638,298, of which $5,000,000 was funded in cash on January 13, 2025 with an original issue discount of $319,149. On March 11, 2025, the Company received additional funding of $5,000,000, which resulted in a principal amount for such second tranche of $5,319,149 (that is, an additional $5,000,000 in cash plus an additional $319,149 of original issue discount). The full principal is due on April 10, 2026. Interest is payable monthly at a rate of 6% per annum. In accordance with the agreement, in 2025, the Company issued 110,059 shares of its common stock (44,024 restricted and 66,035 registered) with a fair value of $531,915 as debt issuance costs. The amount was recognized as additional discount on the note. The 2025 Kips Bay Note contains conversion terms that are based on percentages of trading price and volumes. The terms require the conversion option to be bifurcated as a derivative. The initial derivative recorded totaled $1,920,000 and resulted in additional discount on the note (see Note 11).

During the three-months ended March 31, 2025, the Company recognized interest expense of $274,884, which includes OID amortization of $211,891, in connection with the 2025 Kips Bay Note.

In the first quarter of 2025 pursuant to the 2025 Kips Bay Note, the Company issued 1,490,624 shares of the Company's common stock to Kips Bay with a fair value of $4,001,243 at an average conversion price of $2.68.

The loss on debt conversion recognized during the three-months ended March 31, 2025 was calculated as follows:

Principal converted	$3,398,978
Debt discount associated with principal converted	(1,153,374)
Accrued interest payable converted	60,404
Derivative liability converted	498,355
Total	2,804,363
Fair value of stock issued (1,490,624 shares)	4,001,243
Loss on conversion of debt	$(1,196,880)

AQMS Note

During the three-months ended March 31, 2025 and 2024, the Company recognized interest expense of $2,407 and $13,388, respectively, in connection with the AQMS note payable. As of  March 31, 2025, the AQMS note payable was paid off in full.

NOTE 9         COMMITMENTS AND CONTINGENCIES

COMSTOCK MINERAL ESTATE LEASE PAYMENTS

We lease certain mineral rights and properties under leases expiring at various dates through 2027. Future minimum annual lease payments, including royalty and rental payments, under these existing lease agreements are as follows at March 31, 2025:

Year	Leases
Remainder of 2025	$—
2026	12,000
2027	12,000
Total minimum annual lease payments	$24,000

NORTHERN COMSTOCK OPERATING AGREEMENT

The Company has an Operating Agreement with Northern Comstock LLC, as amended August 27, 2015. The Operating Agreement requires that the Company make monthly cash contributions of $30,000 for eleven months each calendar year to Northern Comstock LLC and an annual contribution in the amount of $482,500 payable in stock or cash. During the three-months ended March 31, 2025 and 2024, the Company recognized expense associated with the Operating Agreement of $222,236 in selling, general, and administrative expense on the condensed consolidated income statements. At March 31, 2025 and  December 31, 2024, approximately $480,000 and $390,000, respectively, in scheduled cash contributions were included in accounts payable on the condensed consolidated balance sheets. The Company anticipates making these contribution payments through the remainder of the required term ( September 2026) to fully satisfy the obligation.

RENFUEL LICENSE PAYMENTS

On October 11, 2023, as amended on December 22, 2023, the Company and RenFuel signed an Exclusive License Agreement, pursuant to which RenFuel granted Comstock Fuels an exclusive license to use RenFuel’s patented catalytic esterification and related technologies in North America, Central America, and South America in exchange for ongoing royalty fees based on the production and sales of qualified products. On February 19, 2025, Comstock Fuels and RenFuel executed another amendment to the Exclusive License Agreement to expand the territory from North, Central, South America, Australia, New Zealand, and Vietnam to worldwide except for Europe.

The Company is required to spend a minimum of $250,000 per quarter on commercially reasonable research, development and commercialization activities. As of March 31, 2025, this commitment remains satisfied (see Note 3).

INVESTMENT IN LICENSED TECHNOLOGY

Developer

On March 1, 2024, the Company and Developer entered into the DSA to advance technologies owned by the Company's subsidiary that incorporate applications of intellectual properties owned by the Developer (“Developer IP”). The DSA scope involves research and development to validate integrated applications of the Company's intellectual properties and Developer IP, including baseline applications involving Developer IP alone. The DSA calls for work to be completed in a series of phases, with the first phase (“Phase 1”) consisting of three projects over nine months at a cost to the Company of $116,900 per month, or $1,052,100 in total. Current estimates for the next three projects in the second phase of work under the DSA (“Phase 2”) include $116,900 per month for an additional six months, or $701,400 in total, including $321,160 in residual payments for equipment and supplies purchased in Phase 1 that will be used in Phase 2. For the three-months ended March 31, 2025 and 2024, the Company recorded $350,700 and $116,900, respectively, as research and development expense in the condensed consolidated statements of operations. Phase 2 estimates are subject to upwards variance after data is collected and evaluated from Phase 1. No estimate is available for work beyond Phase 2 at this time, however, the DSA contemplates continuing cooperation for research and development over an initial three-year term. Each phase of work is defined by a detailed scope culminating in specific, measurable, achievable, relevant, and timely milestones and go-no-go decision points. Work under Phase 2 cannot occur without a written notice to proceed from the Company following satisfactory completion of Phase 1 based on stated milestones and decision points. The Phase 2 notice to proceed also cannot be issued until a detailed project plan for Phase 2 is finalized and approved by the Company and Developer.

On March 1, 2024, Developer granted the Company an exclusive license to use Developer IP to produce fuel (“Fuels License”) and treat water (“Water License” and, together with the Fuels License, the “Comstock License Agreements”) in exchange for royalty fees based on the production and sales of qualified products. The Comstock License Agreements also require the Company to pay minimum royalty fees equal to $20,000 on the earlier to occur of 240 days after receiving a patent for the Developer IP, and, commenced on February 15, 2025, and for each year thereafter, (i) $10,000 in year 1 and 2, (ii) $25,000 in year 3 and 4, and (iii) $75,000 in year 5 and thereafter. The Company also agreed to pay for certain outstanding and future patent costs, as well as a new patent filing fees for each new patent application added to the Licensed Patent Rights deriving from Developer individually ($10,000) or together with the Company ($5,000). The scope of the Water License is exclusive unless Comstock elects not to invest a minimum of $100,000 per calendar quarter after completion of Phase 1. All amounts paid to or for the benefit of Developer under the DSA and Comstock License Agreements are credited against future royalties payable under the Comstock License Agreements. The Comstock License Agreements state that new intellectual properties developed by Comstock that derive from the Developer IP shall be assigned to Developer. As of March 1, 2024, an officer and an employee (the “Comstock Inventors”) of the Company invented new developments that derived from Developer IP (“Comstock Developer Inventions”). The Comstock Inventors assigned the Comstock Developer Inventions to Comstock, and Comstock then assigned the Comstock Developer Inventions to Developer. While new developments to the Developer IP made by Comstock after March 1, 2024, are required to be assigned to Developer for no additional consideration, Developer agreed to pay to the Company a technology use fee equal to 20% of any throughput that Developer generates by use and sublicensing of the Comstock Developer Inventions. At  March 31, 2025, in accordance with the funding commitments under the Comstock License Agreements, the Company recognized $205,204 of patent fee expense in accrued expenses and other liabilities on the condensed consolidated balance sheets.

NREL

On October 1, 2024, the Company entered into an agreement with a managing and operating contractor of the U.S. Department of Energy’s (“DOE”) National Renewable Energy Laboratory (“NREL”). This agreement provides that the Company work jointly with the NREL and the Massachusetts Institute of Technology (“MIT”) to develop and validate the process for conversion of lignocellulosic biomass into aromatic sustainable aviation fuel. The agreement provides that the Company fund the research which includes the use of its pilot facility, equipment and laboratory in Wisconsin. The ongoing funding commitment is $1.5 million, $1.7 million, and $1.5 million, during 2025, 2026, and 2027, respectively. For the three-months ended  March 31, 2025, $404,232 has been funded under the agreement and recognized as research and development expense.

On October 1, 2024, the Company entered into an exclusive licensing agreement with the same party whereby the Company obtained exclusive license in existing or future patent rights associated with the research.  The licensing agreement required the Company to pay fees of $100,000 that were recognized as research and development expense during the year ended December 31, 2024.  Under this licensing agreement, the Company will pay a royalty fee equal to 3% of net sales. The agreement includes minimum annual royalty payments that are not applied against future years’ royalty payments. For the three-months ended  March 31, 2025, the Company paid $65,000 in annual royalty fees recognized as research and development expense in our condensed consolidated statement of operations. Annual royalty payments are as follows:

Minimum Annual Royalty
For the remainder of 2025	$-
2026	$90,000
2027	$95,000
2028	$125,000
2029	$135,000
Thereafter	$150,000

The Company has sublicensing rights and will pay a royalty fee equal to 15% of any such sublicensing revenue to NREL. The royalty fee and the sublicensing fee will be reduced to 2% and 10%, respectively, upon achievement of certain thresholds.

SACL Pte. Ltd.

On January 30, 2025, the Company executed a master license agreement (“Master License Agreement”) with SACL Pte. Ltd. (“SACL”), a Singapore-based project development and management company that intends to develop renewable energy projects in Australia, New Zealand, Vietnam, Cambodia, and Malaysia (the “Territory”). Under the terms of the Master License Agreement, the Company granted SACL (1) a master non-exclusive license to Comstock Fuels’ intellectual property (“Licensed IP”) for the sole purpose of developing, financing, building, and managing of renewable fuels production facilities based on the Licensed IP in the Territory (each, a “Licensed Facility), and (2) limited exclusive rights to market projects based on the Licensed IP in the Territory, subject to SCAL’s satisfaction of commercialization milestones relating to development of its projects; including, without limitation, completion of engineering and financing for SACL’s first Licensed Facility in 2025, followed by commissioning and commencement of production in 2027.

Gresham’s Eastern (Pvt) Ltd.

On February 12, 2025, the Company also executed a Master License Agreement with Gresham’s Eastern (Pvt) Ltd (“Gresham’s”), a Pakistan-based, sustainable energy engineering, equipment and construction company that intends to develop renewable energy projects in Pakistan. Under the terms of Gresham's Master License Agreement, the Company granted Gresham’s (1) a master non-exclusive license to Comstock Fuels’ intellectual property (“Licensed IP”) for the sole purpose of developing, financing, building, and managing of renewable fuels production facilities based on the Licensed IP in the Territory (each, a “Licensed Facility), and (2) limited exclusive rights to market projects based on the Licensed IP in the Territory, subject to Gresham’s satisfaction of commercialization milestones relating to development of its current and future projects; including, without limitation, completion of engineering and financing for Gresham’s first Licensed Facility in 2025, followed by commissioning and commencement of production in 2027.

Marathon Petroleum Corporation

Investment Agreements

On February 28, 2025, Comstock Fuels entered into a series of definitive agreements with Virent, involving the purchase of $14.0 million in Comstock Fuels equity as part of Comstock Fuels’ planned Series A preferred equity financing (“Series A Financing”), subject to a $700 million valuation cap (“Investment”). The purchase price includes $1.0 million in cash and $13.0 million in the Marathon SAFE Note issued in exchange for payment-in-kind assets comprised of equipment, related intellectual properties, and other materials located at Marathon’s former renewable fuel demonstration facility in Madison, Wisconsin (“Payment-In-Kind Assets”), on and subject to the terms and conditions of the applicable transaction documents (“Investment Agreements”). On February 28, 2025, the Payment-In-Kind Assets were transferred to the Company. The Payment-In-Kind Assets were valued based on the fair value of the Marathon SAFE, which was recorded as a liability on the condensed consolidated balance sheet as of March 31, 2025. The fair value of the SAFE was determined to be $12.0 million, calculated by discounting the $13.0 million principal amount using estimated time periods and a 35% discount rate (see Note 11). The cash portion of the Investment will be made within five business days of the execution by Comstock Fuels of third-party investment agreements for at least $25,000,000 in planned Series A Financing cash proceeds. The Investment Agreements included (i) a simple agreement for future equity governing the portion of the Investment issued in exchange for the Payment-In-Kind Assets; (ii) an asset transfer agreement to assign the Payment-In-Kind Assets; (iii) a license agreement covering applicable intellectual properties (“License Agreement”); and (iv) a letter agreement to provide post-closing conditions (“Letter Agreement”). Ancillary agreements delivered in connection with the Investment Agreements included a board observer agreement executed as of the Effective Date by and between Comstock Fuels and MPC Investment LLC (“MPC”), a subsidiary of Marathon, under which Comstock Fuels granted MPC board observation rights in connection with the Investment (“Board Observer Agreement”). Separately, Comstock Fuels executed a commercial lease agreement for Marathon’s former renewable fuels facility located in Madison, Wisconsin (“Madison Facility”) (see Note 7).

License Agreement

Comstock Fuels will use the Madison Facility to increase Comstock Fuels’ current pilot production capabilities, including the integration of those facilities with the existing facilities in Wausau, Wisconsin, leveraging Comstock Fuels’ patented, patent pending, and proprietary lignocellulosic biomass refining technologies (“Comstock IP”). The License Agreement provides for the grant by Virent to Comstock Fuels of a non-exclusive, non-transferable, non-assignable, non-sublicensable, perpetual, royalty-free license under the Virent IP solely for research and development purposes associated with the Virent equipment (“Included Virent IP”), excluding applications involving the heterogenous catalysis of biomass-derived sugars (“Reserved License Field”). The License Agreement provides for Virent and Comstock Fuels to coordinate in good faith to obtain an additional license for the Reserved License Field for research and development purposes. Comstock also granted Marathon a reciprocal royalty-free, non-exclusive, sublicensable worldwide license to any improvements or additional intellectual property related to the Included Virent IP, excluding improvements to Comstock IP. The parties additionally agreed to negotiate in good faith for a commercial license in the event that a commercial opportunity is identified for the Included Virent IP, and Virent granted Comstock Fuels a right of first refusal in the event that Virent transfers some or all of the Included Virent IP to a third party, subject to applicable pre-existing rights held by third parties. The Virent IP consists of the transfer of know-how in order to use the Payment-In-Kind Assets and does not represent any standalone value to the Company, thus, no value was assigned to the Virent IP as of  March 31, 2025.

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

OTHER

The Company agreed to pay each of the independent directors a total of $160,000 annually, in cash or shares of common stock, which includes an annual cash payment of $60,000 plus chair and committee meeting fees. The Chair of each Committee is paid an additional cash payment of $20,000 annually. For the three-months ended March 31, 2025 and 2024, the Company recognized director fees expenses of $200,000 and $225,000, respectively. As of  March 31, 2025 and December 31, 2024, director fees compensation included in accounts payable on the condensed consolidated balance sheet was $114,029 and $177,500, respectively. As of  March 31, 2025 and December 31, 2024, the Company accrued $1,125,000 and $1,000,000, respectively, in director fee compensation associated with the director fees payable expected to be satisfied with shares of the company's common stock that is expected to be issued in 2025 and paid annually and is included in other long-term liabilities on the condensed consolidated balance sheet.

From time to time, we are involved in claims and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

NOTE 10         EQUITY

Issuance of Registered Shares of Common Stock

2025 Issuances

On February 3, 2025, the Company issued 66,035 registered shares of its common stock for debt-issuance costs equal to 3% of the principal amount of the 2025 Kips Bay Note with a fair value of $319,149 (see Note 8).

Issuance of Unregistered Shares of Common Stock

2025 Issuances

During the three-months ended  March 31, 2025, the Company issued 35,366 shares of unregistered restricted shares of its common stock with a fair value of $142,422 to Alvin Fund LLC in lieu of payment of interest under the Alvin Fund 2022 and 2023 Notes (see Note 8).

During the three-months ended  March 31, 2025, pursuant to the 2025 Kips Bay Note, the Company issued 1,490,624 shares of the Company's common stock to Kips Bay with a fair value of $4,001,243 at an average conversion price of $2.68 (see Note 8).

On March 20, 2025, the Company issued 985,000 shares of unregistered restricted shares of its common stock with a fair value of $2,482,200 to American Science and Technology Corporation in accordance with a lease amendment (see Note 7).

On February 28, 2025, the Company issued 775,000 shares of unregistered restricted shares of its common stock with a fair value of $1,860,000 to the Former LINICO CEO in accordance with a LINICO acquisition-related payable (see Note 6).

On January 27, 2025, the Company issued 44,024 shares of unregistered restricted shares of its common stock for debt-issuance costs equal to 2% of the principal amount of the 2025 Kips Bay Note with a fair value of $212,766 (see Note 8).

2024 Issuances

On March 27, 2024, the Company issued 25,000 shares of unregistered restricted common stock with a fair value of $85,000 to ClearThink as payment for commitment fees under the 2024 ClearThink Agreement.

During the three-months ended March 31, 2024, the Company issued 23,961 shares of unregistered restricted shares of its common stock with a fair value of $116,603 to Alvin Fund LLC in lieu of payment of interest under the Alvin Fund 2022 and 2023 Notes (see Note 8).

On January 11, 2024, the Company issued 30,893 restricted shares of its common stock for debt-issuance costs with a fair value of $157,895 (see Note 8).

Noncontrolling Interest

On March 1, 2023, Comstock Metals LLC (“Comstock Metals”), a wholly owned subsidiary of the Company, entered into an Employment Agreement with the President of Comstock Metals (“Metals President”). As part of this agreement, the Metals President was to receive 20% of the equity in Comstock Metals, vesting evenly, over a five-year period which commenced on March 1, 2023 through March 1, 2028. On March 1, 2024, the first tranche vested reducing the Company’s ownership in Comstock Metals to 96% with a noncontrolling interest of 4%. On December 30, 2024, Comstock Metals the Metals President entered into a Rescission Agreement to rescind the Employment Agreement and cancel the Metals President vesting of equity in Comstock Metals. The rescission resulted in a decrease in non-controlling interest and a corresponding increase to additional paid in capital of $91,156 during the year ended December 31, 2024. For the three-months ended March 31, 2025 and 2024, the Company recognized share-based compensation expense of $0 and $43,150, respectively, associated with the rescinded agreement. As of March 31, 2025 and December 31, 2024, the Company owned 100% of Comstock Metals.

Warrants

Outstanding warrants at March 31, 2025 and  December 31, 2024 are as follows:

	Number of Warrants	Exercise Price	Expiration Date
GHF, Inc.	20,000	$4.56	December 31, 2025
GHF, Inc.	50,000	$4.56	December 31, 2025
GHF, Inc.	50,000	$4.56	December 31, 2025
Alvin Fund LLC	100,000	$4.56	December 31, 2025
Total Outstanding warrants	220,000

During the three-months ended March 31, 2025 and 2024, no warrants to purchase common stock were issued, exercised, or expired.

NOTE 11         FAIR VALUE MEASUREMENTS

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2025:

		Fair Value Measurements at
		March 31, 2025
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Haywood derivative	$14,942	$—	$14,942	$—
AST derivative	392,000	—	392,000	—
Total assets measured at fair value	$406,942	$—	$406,942	$—

Liabilities:
2025 Kips Bay convertible debt derivative	$920,000	$—	$—	$920,000
LINICO acquisition-related payable derivative	309,000	—	309,000	—
Marathon SAFE Note	12,000,000	—	—	12,000,000
Total liabilities measured at fair value	$13,229,000	$—	$309,000	$12,920,000

The following table presents our assets measured at fair value on a recurring basis at  December 31, 2024:

Fair Value Measurements at
December 31, 2024
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Haywood derivative	$1,529,850	$—	$1,529,850	$—
Total assets measured at fair value	$1,529,850	$—	$1,529,850	$—

VALUATION METHODOLOGIES

Following is a description of the valuation methodologies used for the Company's financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Derivatives

The Company has several derivatives associated with its common stock including make-whole commitments and debt conversion options. The following tables presents changes in our derivative assets and liabilities for the three-months ended March 31, 2025 and 2024, measured at fair value:

	For the Three-Months Ended March 31, 2025
	As of December 31, 2024	(Additions) Deductions	Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of March 31, 2025
2025 Kips Bay convertible debt derivative	$—	$(1,421,645)	$501,645	$—	$(920,000)
LINICO acquisition-related payable derivative	—	(340,000)	31,000	—	(309,000)
AST derivative	—	480,540	(88,540)	—	392,000
Haywood derivative	1,529,850	—	(1,634,908)	120,000	14,942
Total derivative assets (liabilities) at fair value	$1,529,850	$(1,281,105)	$(1,190,803)	$120,000	$(822,058)

	For the Three-Months Ended March 31, 2024
	As of December 31, 2023	(Additions) Deductions	Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of March 31, 2024
2023 Kips Bay convertible debt derivative	$(1,360,000)	$(596,601)	$516,601	$—	$(1,440,000)
LINICO acquisition-related payable derivative	(2,383,162)	—	(510,163)	—	(2,893,325)
Haywood derivative	(875,000)	—	(285,000)	—	(1,160,000)
GenMat derivative	(781,966)	—	(477,556)	1,500,000	240,478
Total derivative liabilities at fair value	$(5,400,128)	$(596,601)	$(756,118)	$1,500,000	$(5,252,847)

At March 31, 2025 and   December 31, 2024, the fair value of the derivative assets (Haywood and AST) and derivative liabilities (LINICO acquisition-related payable and Kips Bay) were based on a trading price of the Company’s shares of $2.44, and $8.00, respectively. At  March 31, 2024, fair value of the LINICO, the Haywood, and GenMat derivatives were based on a trading price of the Company’s shares of $3.60.

2025 Kips Bay Select LP Conversion Option

On January 10, 2025, the Company recorded a derivative liability on the condensed consolidated balance sheets in connection with the Kips Bay Note. On that date, the $1,700,000 fair value of the derivative liability was determined based on the bifurcation of the derivative liability from the convertible note. The derivative was valued using a Monte Carlo valuation model with a conversion price equal to 88% of the 7-day minimum VWAP, discount rate of 35%, risk free rate of 4.24%, and volatility of 103.0%. On March 11, 2025, the Company bifurcated the conversion feature for the second $5.0 million tranche and recorded a derivative liability with a corresponding additional to debt discount of $220,000 reflected in our condensed consolidated balance sheet. The derivative for the second tranche was valued using a Monte Carlo valuation model with a conversion price equal to 88% of the 7-day minimum VWAP, discount rate of 35% risk free rate of 3.98%, and volatility of 126.0%.

During three-months ended March 31, 2025, the Company recorded a gain of $501,645 for the change in the fair value of the derivative. During three-months ended March 31, 2025, $498,355 of the derivative liability decreased in connection with the conversion of the related debt into shares of common stock. The derivative liability was classified within Level 3 of the valuation hierarchy.

In 2025, the range of variables used to calculate the original fair value of the conversion option derivative and the fair value on the dates of conversion are as follows.

Stock Price	Discount Rate	Volatility	Risk Free Rate
Conversion price equal to 88% of the 7 day minimum VWAP	35%	103.0% to 129.0%	3.98% to 4.24%

LINICO Acquisition-Related Payable Derivative Instrument

On February 28, 2025, the Company agreed to make cash payments of $148,853 and issue common shares of the Company valued at $2,200,000 to settle all amounts payable for the acquisition of LINICO to the Former LINICO CEO in full (see Note 6). The Company agreed to make up any shortfall if the proceeds from the sale of the shares are less than $2.2 million, and Former LINICO CEO agreed to refund any excess proceeds. In March 2025, the Company issued to Former LINICO CEO 775,000 shares of its common stock with a fair value $1,860,000 and recorded a derivative liability of $340,000. The Company further agreed to register the Company's common stock for resale by Former LINICO CEO under the Securities Act of 1933, as amended, which became effective on March 28, 2025. The settlement is designed to fully satisfy the existing obligation of over $3.2 million and resulted in an estimated gain of $845,000 reflected in gain on extinguishment of liability on our condensed consolidated statement of operations. During three-months ended March 31, 2025, the Company recorded a gain of $31,000 for the change in the fair value of the derivative. The derivative liability was classified within Level 2 of the valuation hierarchy.

AST Derivative Instrument

On March 20, 2025, the Company recognized a derivative asset on the condensed consolidated balance sheets in connection with the Second License Agreement Amendments (see Note 7). On that date, the $480,540 fair value of the derivative asset was determined based on the excess of the fair value of 1,207,166 shares of our common stock issued to and held by AST over the $3.5 million contractual stock consideration required under the agreement. The value of the shares was based on the $2.52 closing price per share of our common stock on that date. The Company further agreed to register the Company's common stock for resale by AST under the Securities Act of 1933, as amended, which became effective on April 7, 2025. At March 31, 2025, the fair value of Comstock’s shares held by AST of 1,167,166 shares was based on the closing price per share of our common stock of $2.44 with a fair value of the derivative asset of $392,000. During three-months ended March 31, 2025, the Company recorded a loss of $88,540 for the change in the fair value of the derivative. The derivative asset was classified in Level 2 of the valuation hierarchy.

Haywood Derivative Instrument

On April 7, 2022, the Company recognized a derivative asset on the condensed consolidated balance sheets in connection with the lease from Haywood (see Note 7). On that date, the $245,000 fair value of the derivative asset was determined based on the excess of the fair value of 150,000 shares of our common stock issued to and held by Haywood and a deposit of $50,000 over the initial $2,100,000 contractual stock consideration required under the agreement. The agreement was amended in 2024 (see Note 7) increasing the commitment by $100,000 from $2.1 million to $2.2 million. On April 11, 2024, the Company issued an additional 150,000 shares of our common stock to Haywood in accordance with the amendment which has a fair value of $509,850 at the closing price of $3.40 (see Note 7). During the three-months ended  March 31, 2025 and the year-ended  December 31, 2024, the Company paid Haywood $120,000 and $420,000, respectively, which resulted in a decrease in contractual stock consideration. As of  March 31, 2025, Decommissioning Services sold 49,552 shares of the Company's stock for net proceeds of $153,999. At March 31, 2025, the fair value of the 250,448 shares was based on the closing price per share of our common stock of $2.44 and the fair value of the derivative asset was $14,942. During three-months ended March 31, 2025, the Company recorded a loss of $1,634,908 for the change in the fair value of the derivative. The derivative asset is classified within Level 2 of the valuation hierarchy.

Marathon SAFE Note Instrument

On February 28, 2025, Comstock Fuels entered into a series of definitive agreements with Virent, involving the purchase of Comstock Fuels equity as part of Comstock Fuels’ planned Series A Financing (see Notes 4 and 9). At March 31, 2025, the Company recognized the Marathon SAFE Note liability of $12.0 million on the condensed consolidated balance sheets in connection with the agreement with Virent and elected to account the Marathon SAFE Note liability under the fair value option. The Marathon SAFE Note liability was estimated with assistance from third-party valuation specialists and valued using a probability weighted present value of the Marathon SAFE Note with the discount factor based on published venture capital rate of returns of 35% and a discounting period range of 0.25 to 0.84 years. The Marathon SAFE Note liability was classified within Level 3 of the valuation hierarchy.

Other Financial Instruments

At March 31, 2025, the carrying amount of cash and cash equivalents, notes receivable and debt carried at amortized costs, approximates fair value because of the short-term maturity of these financial instruments.

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

Net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. For the three-months ended March 31, 2025 and 2024, all common stock equivalent shares, including warrants to purchase common stocks and a conversion option on a convertible debt, are antidilutive.

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

Summarized financial information relating to our reportable segments is provided below. Our chief operating decision maker (“CODM”) is our executive team consisting of our chief executive officer, chief operating officer and chief technology officer. Our CODM assesses the Company's performance and allocation of capital resources based on our segments of Fuels, Metals, Mining, Strategic Investments and Corporate. Certain amounts have been reclassified to conform to the current period presentation on a comparable basis. The Company plans, executes and monitors each reporting segment and has dedicated personnel responsible for each reportable segment. Our Fuels Segment represents our lignocellulosic biomass into biointermediates for refining into renewable fuels. Our Metals Segment represents our recycling of electrification products. Our Mining Segment includes our gold and silver mining assets and related real estate. Our Strategic Investments Segment includes our investments in Green Li-ion and SSOF and our Corporate Segment includes all other assets and general corporate costs. Mining revenue is from leasing mineral claims and other real estate.

The Company’s total revenue at  March 31, 2025, consisted of the following:

				Strategic
	Fuels	Metals	Mining	Investments	Corporate	Total
Mining and Real Estate	$-	$-	$32,250	$-	$4,800	$37,050
Decommissioning Services	-	743,912	-	-	-	743,912
Off-take	-	4,853	-	-	-	4,853
Total Revenue	$-	$748,765	$32,250	$-	$4,800	$785,815

The Company’s total revenue at March 31, 2024, consisted of the following:

				Strategic
	Fuels	Metals	Mining	Investments	Corporate	Total
Mining and Real Estate	$-	$-	$421,151	$-	$4,800	$425,951
Total Revenue	$-	$-	$421,151	$-	$4,800	$425,951

As of  March 31, 2025, the Company has one customer, RWE, that accounted for over 10% of our revenues and two customers, RWE and Mackay Precious Metals Inc., that accounted for over 10% of our accounts receivable balance. As of March 31, 2024, the Company has one customer, Mackay Precious Metals Inc., that accounted for over 10% of our revenues and accounts receivable balance. At March 31, 2025, Comstock Metals billed $1.34 million of which $743,912 was for billed for decommissioning services and recorded as revenue and $600,215 was for recycling service fees that were billed and recorded as additional deferred revenue in the period as the recycling services were not completed. Total deferred revenue for these services was $755,786 as of March 31, 2025.

Three-Months Ended
March 31, 2025	Fuels	Metals	Mining	Strategic Investments	Corporate / Other	Total
Revenue	$—	$748,765	$32,250	$—	$4,800	$785,815

Cost of goods sold	$—	$886,796	$—	$—	$—	$886,796

Selling and marketing	$988	$13,544	$—	$—	$222,842	$237,374

General and administrative	$261,401	$494,552	$164,238	$2,786	$2,098,114	$3,021,091

Research and development	$2,151,805	$36,627	$1,441	$—	$1,114,045	$3,303,918

Depreciation and amortization	$247,581	$62,619	$45,288	$—	$19,896	$375,384

Loss from operations	$(2,661,775)	$(745,373)	$(178,717)	$(2,786)	$(3,450,097)	$(7,038,748)

Total other income (expense), net	$(77,098)	$—	$(1,589,477)	$31,000	$(419,608)	$(2,055,183)

Net income (loss)	$(2,738,873)	$(745,373)	$(1,768,194)	$28,214	$(3,869,705)	$(9,093,931)

Interest Expense	$85,509	$—	$921	$—	$572,714	$659,144

Equity method investment income	$—	$—	$—	$—	$41,438	$41,438

Acquisition of intangible assets	$180,000	$—	$—	$—	$—	$180,000

Capital Expenditures	$34,051	$206,822	$—	$—	$—	$240,873

Total Assets as of March 31, 2025	$26,062,903	$8,513,996	$26,110,476	$46,728,490	$3,911,631	$111,327,496

Three-Months Ended
March 31, 2024	Fuels	Metals	Mining	Strategic Investments	Corporate / Other	Total
Revenue	$—	$—	$421,151	$—	$4,800	$425,951

Selling and marketing	$65	$521	$—	$—	$109,472	$110,058

General and administrative	$497,307	$274,667	$365,002	$(85,663)	$2,366,153	$3,417,466

Research and development	$292,544	$86,698	$—	$11,811	$500,960	$892,013

Depreciation and amortization	$237,583	$355,886	$45,115	$270	$17,123	$655,977

Income (loss) from operations	$(1,027,499)	$(717,772)	$11,034	$73,582	$(2,988,908)	$(4,649,563)

Total other income (expense), net	$(15,883)	$—	$(243,472)	$(1,553,914)	$(455,488)	$(2,268,757)

Net loss	$(1,043,382)	$(717,772)	$(232,438)	$(1,480,332)	$(3,444,396)	$(6,918,320)

Interest Expense	$16,445	$—	$—	$—	$802,216	$818,661

Equity method investment loss	$—	$—	$(9,700)	$(566,204)	$—	$(575,904)

Capital Expenditures	$—	$355,939	$—	$—	$—	$355,939

Total Assets as of December 31, 2024	$8,815,730	$7,215,335	$25,848,712	$47,944,285	$1,485,819	$91,309,881

NOTE 14         RELATED PARTY TRANSACTIONS

The following related party transactions occurred during the three-months ended March 31, 2025 and 2024.

TRANSACTIONS INVOLVING SIERRA SPRINGS OPPORTUNITY FUND

At March 31, 2025, the Company’s total investment in SSOF has a carrying value of $19,875,000, representing 11,041,667 shares of common stock, or 17.46% of the total SSOF outstanding shares of common stock on a fully diluted, if converted basis. SSOF is a qualified opportunity zone fund, which owns 100% of SSE, a qualified opportunity zone business. SSE and its subsidiaries own or control approximately 2,500 acres of land, a manufacturing facility, significant senior, junior and effluent water rights, sewer rights and also owns and operates the Silver Springs Regional Airport LLC.

The Company's executive chairman and chief executive officer co-founded SSOF and Sierra Springs Enterprises Inc. (“SSE”), and serves as the chief executive officer of SSOF and as an executive of SSE along with a diverse team of qualified financial, capital markets, real estate and operational professionals that together govern, lead and manage SSOF and SSE. Our CEO and two of our directors have invested $525,000 into SSOF consistent of 8,671,000 voting shares of SSOF which represents 13.71% of total as converted SSOF shares of common stock. The Company's chief executive officer has not received compensation from either SSOF or SSE.

TRANSACTIONS INVOLVING FLUX PHOTON CORPORATION ("FPC")

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

On December 28, 2023, the Company entered into an amendment (the “2023 FPC Asset Purchase Agreement Amendment”) with Flux Photon Corporation (“FPC”) to amend that certain Asset Purchase Agreement, dated on September 7, 2021, and amended on December 10, 2021 (as amended, the “FPC Asset Purchase Agreement”). Pursuant to the 2021 FPC Asset Purchase Agreement, the Company acquired certain intellectual property and related photocatalysis laboratory equipment (the “FPC Assets”). The original purchase price included a payable for the FPC Assets of $17,650,000, payable only from 20% of future cash flows defined as the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its now and hereafter-existing subsidiaries until the purchase prices has been fully paid. The 2023 FPC Asset Purchase Agreement Amendment reduced the purchase price payable to FPC to $16,850,000. On December 28, 2023, the Company paid $200,000 on this payable which was accounted for as an acquisition of intellectual property. The remaining balance of $16,650,000 will be paid to FPC from future cash flows. During 2024, the Company paid an additional $275,000 to FPC reducing the remaining payable from future cash flows to $16,375,000. For the three-months ended March 31, 2025, the Company paid an additional $180,000 to FPC reducing the remaining payable from future cash flows to $16,195,000. The Company’s chief technology officer and a member of the Company's board of directors, is also the owner of 100% of the outstanding common stock of FPC and as such was the indirect beneficiary of all payments made to FPC pursuant to the FPC Asset Purchase Agreement.

PURCHASE OF METAL RECYCLING FURNACE

On December 15, 2023, the Company and the president of Comstock Metals LLC, signed an agreement in which the president agreed to contribute a metal recycling furnace to the Company. The Company agreed to make payments for the metal recycling furnace totaling $375,000 from an amount not exceeding 20% of excess cash flow generated by Comstock Metals LLC, defined as excess cash available after the satisfaction of all planned growth capital for Comstock Metals LLC and the repayment of intercompany loans. At March 31, 2025 and December 31, 2024, the metal recycling furnace is included in Properties, plant and equipment, net and the corresponding liability is included in other liabilities (long- term) on the condensed consolidated balance sheet. For the three-months ended March 31, 2025 and 2024, the Company recognized depreciation expense on the metal recycling furnace of $4,688.

OTHER

The Company is currently assessing an agreement with an affiliate company the Company’s director and chief technology officer (“CTO”), pursuant to which the Company would agree to acquire the majority of the issued and outstanding equity of a publicly traded entity in connection with the Company’s ongoing evaluation of various alternatives to monetize certain non-strategic assets. Pursuant to the agreement, the CTO agreed to contribute his beneficial ownership interest in the entity to the Company for no additional consideration, and the Company agreed to reimburse certain transaction expenses of approximately $142,000 incurred by the CTO. The Company made no payments for the three-months ended March 31, 2025 and 2024 to the CTO. As of the March 31, 2025, no agreement has been determined between the Company and the affiliated company of the CTO. For the three-months ended March 31, 2025 and 2024, the Company recognized expense of $0 and $10,500, respectively, that was paid to the CTO for rental of office space.

Sierra Clean Processing LLC, a wholly owned subsidiary of SSOF, owns the building at 600 Lake Avenue, Silver Springs, Nevada which the Company entered into the Building Lease on August 15, 2023 and a Real Estate and Building Lease on July 1, 2024 (see Note 7). The Company's chief executive officer is an executive officer and director of Sierra Clean Processing LLC.

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

NOTE 15         SUBSEQUENT EVENTS

In April 2025 and May 2025, pursuant to the 2025 Kips Bay Note, the Company issued 1,684,476 shares of the Company's common stock to Kips Bay with a fair value of $3,716,954 at an average conversion price of $2.21 for converted principal of $2,900,000 and accrued interest of $48,959.

On May 5, 2025, the Company issued 24,228 shares of unregistered restricted shares of common stock with a fair value of $61,447 to Alvin Fund LLC in lieu of payment of interest under the Alvin Fund 2023 Note.

On May 5, 2025, the Company executed subscription agreements with two investors for a $1.5 million private placement of the Company’s restricted unregistered common stock at $2.40 per share. The Company plans to issue shares of restricted unregistered common stock to the investors of 416,667 and 208,333, respectively, for $1,000,000 and $500,000, respectively.

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

OVERVIEW

Comstock innovates and commercializes technologies that extract and convert under-utilized natural resources into clean energy products, including pioneering technologies that produce renewable fuels from waste and other forms of woody biomass and electrification metals from end-of-life electronics. We are also preparing our defined mineral resources for mining and/or monetization.

We plan on delivering extraordinary shareholder value by using systemic management practices, disciplined frontier scientific discovery, and applied engineering to innovate, develop, engineer, and commercialize technology solutions that facilitate the increased throughput, storage, distribution, and use of clean energy across entire industries. Our operations primarily involve innovating, developing, deploying, and monetizing clean energy technologies with integrated teams and partners in dedicated lines of business, including renewable fuels, renewable metals, and mining. Our plans to generate revenue and throughput involve using and licensing our technologies, including by creating financial and other incentives to enable and motivate our customers, licensees, and other stakeholders to use their capital, infrastructure, and resources, often integrated directly with us and our solutions, to accelerate and maximize adoption.

We own and manage investments in related assets that support our businesses, including existing minority equity positions and partnerships in strategic technology developers, two Wisconsin renewable fuels demonstration facilities, and a Nevada metals recycling demonstration facility. We also own and manage direct investments in northern Nevada real estate comprised of industrial and commercial land, water rights and about twelve square miles of gold and silver mining claims and surface parcels that we own, lease or have a royalty interest in and that some of which contain measured and indicated, as well as inferred gold and silver mineral resources.

Lines of Business

Fuels Segment

Our Fuels Segment is administered by our subsidiary, Comstock Fuels Corporation (“Comstock Fuels”). Comstock Fuels delivers advanced lignocellulosic biomass refining solutions that are setting new industry standards for the production of cellulosic ethanol, gasoline, renewable diesel, sustainable aviation fuel (“SAF”), and other renewable Bioleum™ fuels, with extremely low carbon intensity scores of 15 and market-leading yields of up to 140 gallons per dry metric ton of feedstock (on a gasoline gallon equivalent basis, or “GGE”), depending on feedstock, site conditions, and other process parameters. Comstock Fuels additionally holds the exclusive rights to intellectual properties developed by Hexas Biomass Inc. (“Hexas”), subject to certain preexisting agreements, for production of purpose grown energy crops in liquid fuels applications with proven yields exceeding 25 to 30 dry metric tons per acre per year.

The combination of Comstock Fuels’ high yielding Bioleum refining platform and Hexas’ high yielding energy crops enables the production of enough feedstock to produce upwards of 100 barrels (at 42 gallons per barrel) of fuel per acre per year, with regenerative practices that can effectively transform marginal agricultural lands into perpetual “drop-in sedimentary oilfields” with the potential to dramatically boost regional energy security and rural economies. Comstock Fuels plans to contribute to domestic energy dominance by directly building, owning, and operating a network of Bioleum Refineries in the U.S. to produce about 200 million barrels of renewable fuel per year by 2035, starting with its planned first 400,000 barrel per year commercial demonstration facility in Oklahoma.

Comstock Fuels also licenses its advanced feedstock and refining solutions to third parties for additional production in global markets, including several recently announced projects. Our Fuels Segment does not currently generate revenue but is anticipated to do so from recently announced agreements for licensing and related engineering services in Australia, Vietnam, and Pakistan.

Comstock Fuels operates two complementary and interdependent pilot facilities, including a feedstock conversion and biointermediate production pilot in Wausau, Wisconsin (“Wausau Facility”), and a biointermediate conversion and renewable fuel production pilot in Madison, Wisconsin (“Madison Facility”). Comstock Fuels continues innovating its existing commercial process for the purpose of increasing its market-leading yields, further decreasing carbon intensities, and driving costs down in pursuit of fossil parity. Comstock Fuels’ innovations group has also partnered with National Renewable Energy Laboratory (“NREL”), the Massachusetts Institute of Technology (“MIT”), RenFuel K2B AB (“RenFuel”), Emerging Fuels Technologies Inc. (“EFT”), and others with sponsored research, licensing, and other agreements. Comstock Fuels also partners with Hexas and other strategic operating partners for the same objectives.

We are transitioning Comstock Fuels to directly support its own continued development with the proceeds of a planned Series A subsidiary preferred equity offering in 2025 (“Series A Financing”) as well as subsidiary project equity and debt financings that includes a recent allocation of $152 million from the State of Oklahoma in project activity bonds for the construction of its planned first 400,000 barrel per year facility in Oklahoma. Effective February 28, 2025, Comstock Fuels entered into a series of definitive agreements with subsidiaries of Marathon Petroleum Corporation (“Marathon”), involving the purchase of $14.0 million in Comstock Fuels equity as part of Comstock Fuels’ planned Series A Financing, subject to a $700 million valuation cap (“Investment”). The purchase price includes $1.0 million in cash and $13.0 million in payment-in-kind assets comprised of equipment, related intellectual properties, and other materials located at Marathon’s former renewable fuel demonstration facility in Madison, Wisconsin (“Payment-In-Kind Assets”). The Payment-In-Kind Assets were valued based on the fair value of the Simple Agreement for Future Equity (“Marathon SAFE”), which was recorded as a liability on the condensed consolidated balance sheet as of March 31, 2025. The fair value of the SAFE was determined to be $12.0 million, calculated by discounting the $13.0 million principal amount using estimated time periods and a 35% discount rate.

Metals Segment

Our Metals Segment has operated a demonstration-scale solar panel recycling facility for over 12 months, generating $401,238 in revenue during 2024, and more than tripled its billable revenues (currently recognized and deferred revenue) to $1,344,127 during the first quarter of 2025, as compared to all of 2024, through service fees for decommissioning, recycling and processing end-of-life solar panels, and offtake sales of high-value recycled materials, including aluminum, copper, glass, and concentrated precious metals. This facility is capable of delivering environmentally superior, zero-landfilled recycling solutions that support U.S. mineral industries.

Comstock Metals has initiated permitting and development of its first industry-scale production facility, located on the same campus as the demonstration-scale facility to scale the operation, initially to 50,000 tons per year and then 100,000 tons per year. This strategically located facility will enable the expeditious transition of proven processes from demonstration to full-scale production. The industry-scale facility is expected to significantly enhance our ability to meet the continuously growing demand for domestically recovered metals, supporting the needs of American manufacturers and infrastructure projects.

Our plan is to create a robust domestic supply chain for critical materials by innovating and scaling sustainable recycling technologies. The Company plans to build three facilities in the United States and support American energy and resource independence while simultaneously delivering economic and environmental value.

Our Metals Segment's 2025 objectives include (1) closing on direct equity and/or debt financing into Comstock Metals sufficient to fund the construction and commissioning of the Company’s first industry-scale facility, (2) finalizing the industry-scale engineering, (3) submitting all prerequisite permits, (4) ordering all of the industry-scale equipment for our first industry-scale facility, and (5) securing larger and longer terms supply contracts and accelerating site selection for our second and third facilities.

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

On December 18, 2024, the Company executed a membership interest purchase agreement with Mackay pursuant to which the Company sold all of its right, title, and interest in its wholly owned subsidiary Comstock Northern Exploration LLC, and the Company's 25% interest in Pelen Limited Liability Company, for an aggregate purchase price of $2,750,000. The Northern Targets encompass both the Gold Hill and Occidental Lode claim groups in Storey County, Nevada. Pelen owns certain claims adjacent to and/or relevant to these northern claim groups. The Company was paid $1.0 million in cash in 2024 and is due another $1.75 million in either cash or their publicly registered common stock that is due and payable.

On June 30, 2023, the Company entered a Mineral Exploration and Mining Lease Agreement (“Mackay Mining Lease”) with Mackay. Since entering the Mackay Mining Lease, the Company has received cash of $3.75 million in initial and ongoing lease payments, including the final pro-rata lease payment associated with these properties of $0.65 million that expected to be paid on May 15, 2025. The Mackay Mining Lease terminated on December 18, 2024.

Our Mining Segment's 2025 objectives include (1) monetizing over $2.0 million from the sale of the northern mining claims, (2) advancing the preliminary economic assessment for the Dayton Consolidated Project and (2) the development of preliminary Dayton mine and reclamation plans, progressing toward full economic feasibility for Dayton.

Strategic Investments Segment

We own and manage several investments and projects that are strategic to our plans and ability to produce and maximize throughput in our Fuels, Metals, and Mining Segments, that are held for the purpose of complementing or enhancing our mission of accelerating the commercialization of hard technologies for the energy transition and creating value but that are not a component of such other segments or otherwise have distinct operating activities. Our Strategic Investments Segment includes minority equity and equity-linked investments in Green Li-ion Pte Limited (lithium-ion battery component recycler and remanufacturing), RenFuel (advanced biofuel development and production), Hexas (propagation and production of purpose grown energy crops), and Sierra Springs Opportunity Fund (northern Nevada real estate) and other equity investments. In November 2024, we completed a transaction for the disposition of our minority equity investment in GenMat while retaining the rights for using the technologies.

Investment in Green Li-ion– Our wholly owned LINICO subsidiary owns 35,662 Green Li-ion preferred shares representing 13.34% of Green Li-ion. The Company intends to sell its remaining shares in 2026.

Investment in SSOF – For the three-months ended March 31, 2025, the Company invested an additional $300,000 in SSOF for 166,667 additional common shares at $1.80 per share. At March 31, 2025 and December 31, 2024, the Company owns 11,041,667 and 10,875,000, respectively, of SSOF shares and our ownership is at 17.46% and 17.27%, respectively. At March 31, 2025 and December 31, 2024, no adjustments were made to our investments carrying value as a result of the SSOF equity issuances since the price per share sold was consistent with the Company’s carrying value for this investment. At March 31, 2025, the Company’s maximum exposure to loss as a result of its involvement with SSOF is limited to its investment of $19,875,000.

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

Investment in Hexas – On January 14, 2025, the Company executed an agreement with Hexas, under which Hexas agreed to grant the Company an exclusive worldwide license to Hexas’ intellectual properties in liquid fuels applications, subject to certain pre-existing agreements and relationships, and to provide certain development services in connection with the Company's site development and innovation activities. Under the terms of the agreement, the Company invested $500,000 in Hexas in the form of a simple agreement for future equity (“Hexas SAFE Investment”). On April 4, 2025, the Company invested the final tranche of $133,333 for total investment in the Hexas SAFE of $500,000.

Investment in Research and Development Company

On March 1, 2024, the Company entered into Securities Purchase Agreement (the “Developer Securities Purchase Agreement”) with an unaffiliated research and development company (“Developer”) and recognized an initial investment of $1,290,614. Concurrently and in connection with the entity into the Developer Securities Purchase Agreement, the Company and Developer entered into Development Services Agreement (“DSA”) for purposes of conducting certain research and development work. At March 31, 2025, the future remaining payments, net implied interest, totaled $1,162,957. During the three-months ended March 31, 2025 and 2024, the Company paid $0 and $120,000, respectively, to the Developer in accordance with the funding commitments under the Developer Securities Purchase Agreement.

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

COMPARATIVE FINANCIAL INFORMATION

Below we set forth a summary of comparative financial information for the three-months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024	Change
Revenue	$785,815	$425,951	$359,864

Cost of goods sold	886,796	—	886,796

Operating Expenses:
Selling, general and administrative expenses	3,258,465	3,527,524	(269,059)
Research and development	3,303,918	892,013	2,411,905
Depreciation and amortization	375,384	655,977	(280,593)
Total operating expenses	6,937,767	5,075,514	1,862,253

Loss from operations	(7,038,748)	(4,649,563)	(2,389,185)

Other Income (Expense)
Interest expense	(659,144)	(818,661)	159,517
Interest income	96,109	74,491	21,618
Change in fair value of derivative instruments	(1,190,803)	(756,118)	(434,685)
Loss on conversion of debt	(1,196,880)	(193,523)	(1,003,357)
Gain on extinguishment of liability	845,000	—	845,000
Other income (expense)	50,535	(574,946)	625,481
Total other income (expense), net	(2,055,183)	(2,268,757)	213,574

Net loss	(9,093,931)	(6,918,320)	(2,175,611)

Net loss attributable to noncontrolling interest	—	(16,908)	16,908

Net loss attributable to Comstock Inc.	$(9,093,931)	$(6,901,412)	$(2,192,519)

RESULTS OF OPERATIONS

Three-Months Ended March 31, 2025 Compared to Three-Months Ended March 31, 2024

Revenues for the three-months ended March 31, 2025 increased by $359,864 to $785,815 from $425,951 for the comparable 2024 period, primarily attributed to the following:

•

Higher revenues from our Metals Segment of $748,765 for our Comstock Metals operations in 2025, primarily for decommissioning services and to a lesser extent, sales of aluminum, glass and mineral-rich tailings, including silver; and

•	Lower revenues from our Mining Segment of $388,901 attributed to the termination of the Mackay Mining Lease in the fourth quarter of 2024.

Cost of goods sold for the three-months ended March 31, 2025 increased $886,796 primarily due to the commencement of our first commercial demonstration facility operating at far less than full capacity due to the installation of additional air quality control system, all for metal recycling operations.

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

Selling, general and administrative expense for the three-months ended March 31, 2025 decreased by $269,059 to $3,258,465 from $3,527,524 in the comparable 2024 period, primarily as a result of lower employee-related costs of $984,856, primarily due to lower incentive compensation; partially offset by higher rent expense of $350,315, higher consulting expense of $165,268, higher marketing expense of $127,315 and higher legal fees of $111,856.

Research and development expenses for the three-months ended March 31, 2025 increased by $2,411,905 to $3,303,918 from $892,013 in the comparable 2024 period, primarily related to higher rent expense attributed to the AST research and development rent of $1,487,476 paid in March 2025 (see Note 7 to the condensed consolidated financial statements), higher research and development costs for renewable fuel associated projects, substantially all with external laboratories of $582,570, higher employee-related costs of $217,201 and higher consulting expense of $139,461.

Depreciation and amortization for the three-months ended March 31, 2025 decreased by $280,593 to $375,384 from $655,977 in the comparable 2024 period, primarily related to lower amortization of intangible assets in the three-month period ended March 31, 2024 that were impaired later in 2024.

Interest expense for the three-months ended March 31, 2025 decreased by $159,517 to $659,144 from $818,661 in the comparable 2024 period, primarily due to lower interest and lower amortization of the original issue discount (“OID”) on the 2025 Kips Bay Note in 2025 compared to the 2023 Kips Bay Notes in 2024.

Interest income for the three-months ended March 31, 2025 increased by $21,618 to $96,109 from $74,491 in the comparable 2024 period, primarily due to higher accrued interest income related to the RenFuel note receivable.

Change in the fair value of our derivative instruments for the three-months ended March 31, 2025 increased by $434,685 to a loss of $1,190,803 from a loss of $756,118 in the comparable 2024 period, resulting from an decrease in the Company's share price in connection with potential make whole obligations for minimum value commitments on the Company’s common stock and the change in fair value of conversion option derivatives.

Loss of $1,196,880 on the conversion of debt to equity for the three-months ended March 31, 2025 is attributed to the 2025 Kips Bay Note debt conversions. Loss of $193,523 on the conversion of debt to equity for the three months ended March 31, 2024 is attributed to the 2023 Kips Bay Note debt conversions.

Gain on extinguishment of liability of $845,000 was attributed to the restructuring of the LINICO acquisition-related payable (see Note 11 to the condensed consolidated financial statements).

Other income (expense), net for the three-months ended March 31, 2025 were $50,535, primarily consisting of gain from our equity method investments of $41,438.

Other income (expense), net for the three-months ended March 31, 2024 were $574,946, primarily consisting of losses from our equity method investments of $575,904 primarily from GenMat losses of $566,204, which was sold in the fourth quarter of 2024.

OUTLOOK

Our goal is to Accelerate the Commercialization of Breakthrough Technologies, that is, primarily technologies that extract and convert under-utilized natural resources into clean energy products, including pioneering technologies that produce renewable fuels from waste and other forms of woody biomass and electrification metals from end-of-life electronics. We are pushing the boundaries of what is possible in technology and sustainability by leveraging our teams’ unique skills, our diverse technology portfolio and our frontier research and development networks toward achieving breakthrough innovations that deliver meaningful positive impact across industries, economies and communities. The primary focus for 2025 is the commercialization of our businesses and the continuous innovation, development and engineering of technologies and solutions that support the efficient conversion of under-utilized natural resources into clean energy products.

Corporate

The growth opportunities for both Comstock Fuels and Comstock Metals have developed beyond our original plans, and we have attracted some of the most sophisticated partners for investment, feedstock, technology, operations, and offtake, with many now evaluating direct investments and exploring deeper integrations and strategic transactions. The Company’s authorized share capacity is properly repositioned for safely capitalizing on these opportunities, however, both Comstock Fuels and Comstock Metals have directly commenced independent financing efforts for direct funding using subsidiary equity on terms that are non-dilutive to Comstock shares. These are keenly strategic capital partners, enabling Comstock to solidify its capital base, unlock the underlying value in each of its businesses, and extend the functionality of its system, often with these same partners, for tremendous growth potential.

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

The Company’s Corporate objectives for the rest of 2025 include:

•	Finalize plan to monetize our legacy real estate and non-strategic investments for over $50 million in 2026;
•	Ensure adequate liquidity and capital resources sufficient to support the next phases of growth; and
•	Finalize, communicate and implement plans to unlock maximum value from a spin-off of Comstock Fuels.

This ultimately results in two high-growth companies: a renewable metals and mining company headquartered in Nevada, and a renewable fuels company headquartered in Oklahoma and with major operations already functioning in Wisconsin.

Comstock Fuels

Comstock Fuels’ biorefining technologies are commercially ready for deployment and offer growth-enabling performance. Comstock Fuels is actively engaged in the planning and deployment of its first commercial demonstration facility and pursuing joint development and licensing agreements representing future revenue sources from technical and engineering services, royalties, and equity participation. These efforts include securing associated supply chain participants (including feedstock, site selection, engineering, construction and procurement, and offtake), performing preliminary and final engineering, and facilitating commissioning, construction, and operations, including with globally and locally recognized current and developing renewable fuels producers that, in certain cases, also represent a source of strategic capital for funding the projects.

The Company's Fuels objectives for the rest of 2025 include:

•	Stand up a separate, stand-alone, well-capitalized, renewable fuels business through a directly financed spinout entity solely focused on advancing our objective of delivering hundreds of millions of barrels by 2035 and a public offering;
•	Close on subsidiary-level “Series A” equity financing in the Fuels spinout entity;
•	Plan and integrate a local, Hexas-based, fuel farm based into our first commercial biorefinery;
•	Complete site selection for first commercial biorefinery project in Oklahoma, including feedstock and offtake;
•	Secure sufficient project-level financing for first Oklahoma-based commercial biorefinery project;
•	Execute additional revenue generating licenses and other commercial agreements;
•	Expand integrated pilot production capabilities to up to two barrels per week of intermediates and fuels; and
•	Advance our innovation and development efforts toward even higher yields, lower costs and lower capital.

Comstock Fuels’ commercialization plans also include multiple joint development projects, with each joint development project, such as Comstock Fuels’ SACL and other licensees, with the potential for generating hundreds of millions of dollars per year in technical services, engineering, and licensing revenues. Comstock Fuels also offers integrations of its solutions into existing agriculture, forestry, pulp and paper, ethanol, and petroleum infrastructure to generate additional technical services, engineering and royalty revenues. The plans also include integrating Comstock Fuels’ high yield Bioleum refining platform with Hexas’ high yield energy crops to provide enough feedstock to produce upwards of 100 barrels of fuel per acre per year, effectively transforming agricultural lands into perpetual “drop-in sedimentary oilfields” with the potential to dramatically boost domestic and global energy independence.

Comstock Metals

Comstock Metals has now been operating its first commercial demonstration facility for over a full year and in November of 2024, submitted permits for the first industry-photovoltaic recycling facility. The industry-scale facilities are anticipated to initially operate at 50,000 tons of annual capacity and then efficiently double that rated capacity to 100,000 tons of annual capacity. Site selection activities are ongoing for the next two industry-scale facilities and associated storage sites.

The Company's Metals objectives for the rest of 2025 include:

•	Maximize three-shift production and revenue from the demonstration scale production facility;
•	Secure sufficient funding for scale-up of the first Nevada site to industry-scale;
•	Expand local county storage capacity adjacent to our first industry-scale facility;
•	Complete permitting for our first “industry-scale” facility in Silver Springs, NV;
•	Procure, deploy, and assemble plant and equipment for our first industry-scale facility in Silver Springs, NV;
•	Secure additional Master Service Agreement (MSA) with national and regional customers;
•	Complete site selection and preliminary development for two additional solar panel recycling locations;
•	Expand the system globally with international strategic and capital partners; and
•	Advance and expand R&D efforts to recover more and higher-purity materials from recycled streams for offtake.

Closing on equity and/or debt financing that accelerates the deployment of the first three industry facilities. The capital expenditures for the first 50,000 tons of annual capacity for the first industry scale facility are expected to be $6.0 million in 2025, plus an additional up to $1.0 million for expanded storage. Increasing the capacity to 100,000 tons of annual capacity requires an additional $3.0 million, most likely in 2026. Billable revenues are expected to be six to eight times greater in 2025, as compared to 2024, or well over $3.0 million, with proportionate future increases as we scale up our industry-scale facilities.

Comstock Mining

Comstock Mining has amassed the single largest known repository of historical and current geological data within the Comstock mineral district, including extensive geophysical surveys, geological mapping, and drilling data, including the Dayton resource.

The Company's Mining objectives for the rest of 2025 include:

•	Receive cash proceeds of over $2.0 million from prior mineral leases and asset sales from the northern claims;
•	Commercialize agreements that either monetize or enable resource expansion of the central claims;
•	Complete the preliminary mine plans that enable the economic development of the southern district claims; and
•	Commence work for expanding and upgrading the Dayton resource into proven and probable reserves.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position and liquidity are based on our net sources of capital from financing as generally compared to our net uses of capital from investing activities and ultimately, our ability to provide or use cash flows from or in our operations. Our cash balances at March 31, 2025 and December 31, 2024 were $3,906,773 and $954,271, respectively. The Company had current assets of $15,697,279 and current liabilities of $8,620,700, representing working capital excess of $7,076,579 at March 31, 2025.

The current liabilities include $3,401,551 of accrued expenses, including $831,986 for the payable to a research and development company, $825,891 for accrued payroll and related expenses and $431,250 for incentive compensation.

Our primary source of liquidity during the first three-months of 2025 was cash from financing activities. During the three-months ended March 31, 2025, we generated $9,731,350 in cash from our financing activities and we used $4,962,518 and $1,816,330, respectively, in cash in our operating and investing activities. Our primary source of liquidity during the first three-months of 2024 was cash from financing activities. During the three-months ended March 31, 2024, we generated $3,131,934 in cash from our financing activities and we used $3,830,596 and $2,619,939, respectively, in cash in our operating and investing activities.

The Company continues advancing its technologies, in both the Fuels and Metals lines of business, leveraging its existing innovation capacity and innovation partners including NREL, MIT, RenFuel, EFT and other laboratories and universities, over the next three years. These investments are considered discretionary and would be funded by direct investments in either or both Fuels and Metals subsidiaries. Comstock Fuels is raising direct subsidiary financing for funding all innovation, business development, and operating activities up to an until its first biorefinery is operating in the United States. Comstock Fuels is also planning to design, finance, build, and commission its first owned 75,000 ton per year integrated commercial demonstration biorefinery for approximately $250 million in project costs. This will be funded by additional equity and debt, including up to $152 million in industrial project activity bonds allocated by the State of Oklahoma, and project level equity raised specifically for commissioning the commercial demonstration facility.

Comstock Metals has filed permits and expects to build its first industry scale facility during 2025, with capacity up to 100,000 tons of processed material per year, for up to $12 million. The industry scale facility will also be funded by additional equity and debt, including up to $10 million in industrial project activity bonds and other alternative qualified loan financings.

In addition to these subsidiary-level funded initiatives, the Company plans on investing approximately $5.0 million in research and development (excluding payroll) and over $10.0 million in payroll (including research and development) during 2025. When combined with other corporate operating expenses, this represents over $20.0 million in 2025 spending.

The Company has increasing access to a number of alternative capital resources, including a new $50 million shelf registration statement filed in March 2025, project activity bonds, various asset and investment sales, and grants, including a recent $3.0 million grant from the State of Oklahoma, in 2025. The Company is also planning a “Series A” direct equity investment from known strategic, including MPC, and other investors directly into Comstock Fuels and debt and/or equity financings directly into Comstock Metals.

On January 10, 2025, the Company entered into a securities purchase agreement (“2025 Kips Bay Agreement”) for an unsecured convertible promissory note (the “2025 Kips Bay Note”) with Kips Bay with a principal amount of $10,638,298, of which $5,000,000 was funded in cash on January 13, 2025 and the remaining $5,000,000 funded on March 11, 2025 with an original issue discount of $638,298. The full principal is due on April 10, 2026. Interest is payable monthly at a rate of 6% per annum. As of May 6, 2025, the remaining principal balance on the 2025 Kips Bay Note was $4,350,000.

We intend to fund our operations over the next twelve months from revenues from our solar panel recycling business, government grants for our fuels business, issuance of subsidiary-level equity, issuance of equity under our existing shelf registration statement, planned licensing and related engineering services fees, planned sales of non-strategic assets and other investments, and existing cash and cash equivalents. Based on these expected funding sources, management believes we will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the condensed consolidated financial statements included herein. While we have been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, government grants, non-registered equity placements, non-registered equity issued directly from certain subsidiaries, borrowings, and various other means, there is no assurance we will be able to obtain additional equity capital or other financing, if needed. We intend to fund our operations beyond the next twelve months from planned sales of non-strategic assets, revenue from our solar panel recycling operations, sales from licensing our lignocellulosic technology and related engineering services, government grants, non-registered equity issued directly from certain subsidiaries, and borrowings and other various equity financing alternatives from our existing shelf and other registration statements.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K.

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

There have been no material changes in the market risks discussed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 4                  CONTROLS AND PROCEDURES

A. Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of both our Principal Executive and Financial Officer and our Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act") was conducted. Our disclosure controls and procedures are designed to ensure information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act rules, and such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, were effective as of March 31, 2025, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2025, there was no change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A               RISK FACTORS

No new risk factors have been identified in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2                  UNREGISTERED SALES OF EQUITY SECURITIES AND USES OF PROCEEDS

During the three-months ended March 31, 2025, pursuant to the 2025 Kips Bay Note, the Company issued 1,490,624 shares of the Company's common stock to Kips Bay with a fair value of $4,001,243 at an average conversion price of $2.68.

On March 20, 2025, the Company issued 985,000 shares of unregistered restricted shares of its common stock with a fair value of $2,482,200 to American Science and Technology Corporation in accordance with a lease amendment.

On March 11, 2025, the Company issued 19,816 shares of unregistered restricted shares of its common stock with a fair value of $78,904 to Alvin Fund LLC in lieu of payment of interest under the Alvin Fund 2022 Note.

On February 28, 2025, the Company issued 775,000 shares of unregistered restricted shares of its common stock with a fair value of $1,860,000 to the Former LINICO CEO in accordance with a LINICO acquisition-related payable.

On February 7, 2025, the Company issued 15,550 shares of unregistered restricted shares of its common stock with a fair value of $63,518 to Alvin Fund LLC in lieu of payment of interest under the Alvin Fund 2023 Note.

On January 27, 2025, the Company issued 44,024 shares of unregistered restricted shares of its common stock for debt-issuance costs equal to 2% of the principal amount of the 2025 Kips Bay Note with a fair value of $212,766.

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

ITEM 5                  OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6                  EXHIBITS

The exhibits required to be filed as a part of this Report on Form 10-Q are listed in the Exhibit Index attached hereto, which is incorporated herein by reference.

(1) Exhibits filed as part of this Report:

See Exhibits for which the Exhibit number is noted with an asterisk on the Exhibit Index attached hereto.

Exhibit Number	Exhibit

10.1	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 on Form 8-K filed January 13, 2025).

10.2	Convertible Note (incorporated by reference to Exhibit 10.2 on Form 8-K filed January 13, 2025).

10.3	Master License Agreement (incorporated by reference to Exhibit 10.1 on Form 8-K filed January 31, 2025).

10.4	Master License Agreement (incorporated by reference to Exhibit 10.1 on Form 8-K filed February 13, 2025).

10.5	Amendment No. 2 to Exclusive License Agreement (incorporated by reference to Exhibit 10.1 on Form 8-K filed February 20, 2025).

10.6	Second License Agreement Amendments (incorporated by reference to Exhibit 10.1 on Form 8-K filed March 25, 2025).

31*	Certification of Principal Executive Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures.

101*

Interactive Data File (Quarterly Report on Form 10-Q, for the periods ended March 31, 2025, furnished in iXBRL (Inline eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (iii) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2025 and 2024, (iv) the Condensed Consolidated Statements of Cash Flows for three-months ended March 31, 2025 and 2024 and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Date: May 8, 2025

By: /s/ MATTHEW J. BIEBERLY
MATTHEW J. BIEBERLY
Chief Accounting Officer
(Principal Accounting Officer)

Date: May 8, 2025