Form 10-Q
period 2025-06-30
Comstock Inc.
filed 2025-08-14
CIK 1120970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

The number of shares outstanding of Common Stock, $0.000666 par value per share, on August 13, 2025 was 35,930,913.

This page intentionally left blank.

COMSTOCK INC.

FORM 10-Q

FOR THE QUARTERLY PERIODS ENDED June 30, 2025 and 2024

Cautionary Notice Regarding Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements but are not the exclusive means of doing so. Forward-looking statements include statements about matters such as: future market conditions; future explorations or acquisitions; divestitures, spin-offs or similar distribution transactions, future changes in our research, development and exploration activities; future financial, natural, and social gains; future prices and sales of, and demand for, our products and services; land entitlements and uses; permits; production capacity and operations; operating and overhead costs; future capital expenditures and their impact on us; operational and management changes (including changes in the Board of Directors); changes in business strategies, planning and tactics; future employment and contributions of personnel, including consultants; future land and asset sales; investments, acquisitions, divestitures, spin-offs or similar distribution transactions, joint ventures, strategic alliances, business combinations, operational, tax, financial and restructuring initiatives, including the nature, timing and accounting for restructuring charges, derivative assets and liabilities and the impact thereof; contingencies; litigation, administrative or arbitration proceedings; environmental compliance and changes in the regulatory environment; offerings, limitations on sales or offering of equity or debt securities, including asset sales and associated costs; business opportunities, growth rates, future capital needs, revenues, variable costs, throughput rates, operating expenses, debt levels, cash flows, margins, taxes and earnings.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2025	December 31, 2024
ASSETS

Current Assets:
Cash and cash equivalents	$18,587,742	$954,271
Accounts receivable	3,221,544	2,419,671
Derivative assets	617,167	1,529,850
Assets held for sale - land and mineral rights and properties	—	7,058,933
Prepaid expenses and other current assets	566,490	595,320
Total current assets	22,992,943	12,558,045

Non-current Assets:
Investments	40,318,770	38,885,998
Mineral rights and properties	11,980,716	11,250,121
Properties, plant and equipment, net	27,262,260	8,605,094
Deposits	592,500	411,268
Reclamation bond deposit	3,623,302	3,259,514
Notes receivable	3,230,291	2,430,291
Intangible assets, net	26,163,016	5,859,152
Finance lease - right of use asset, net	3,062,541	3,088,188
Operating lease - right of use asset, net	7,982,457	4,650,862
Other assets	1,008,161	311,348
Total non-current assets	125,224,014	78,751,836

TOTAL ASSETS	$148,216,957	$91,309,881

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30, 2025	December 31, 2024
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,068,736	$2,853,263
Accrued expenses and other liabilities (Note 7)	4,291,849	4,518,497
Deferred revenue (Note 14)	1,440,194	151,939
Derivative liabilities (Note 12)	3,777,000	—
Finance lease - right of use lease liability	—	490,075
Debt, net	1,783,064	97,593
Total current liabilities	15,360,843	8,111,367

Long-term Liabilities:
Reclamation liability	6,255,720	6,033,418
Operating lease - right of use lease liability	8,343,588	4,826,785
Deferred revenue (Note 7)	950,000	—
Marathon Simple Agreement for Future Equity (“SAFE”) Note	12,000,000	—
Debt, net	8,390,000	8,390,000
Other liabilities (Notes 7 and 10)	5,055,212	4,179,226
Total long-term liabilities	40,994,520	23,429,429

TOTAL LIABILITIES	56,355,363	31,540,796

COMMITMENTS AND CONTINGENCIES (Notes 10 and 15)

Stockholders' Equity:
Preferred stock $0.000666 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.000666 par value, 245,000,000 shares authorized, 32,416,166 and 23,507,577 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	164,081	156,590
Additional paid-in capital	440,969,432	395,263,560
Accumulated deficit	(352,571,939)	(335,651,065)
Total equity - Comstock Inc.	88,561,574	59,769,085
Non-controlling interest	3,300,020	—
Total stockholders' equity	91,861,594	59,769,085
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$148,216,957	$91,309,881

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$339,546	$434,824	$1,125,361	$860,775

Cost of goods sold	814,001	—	1,700,797	—

Operating Expenses:
Selling, general and administrative expenses	4,635,090	2,792,822	7,893,555	6,320,346
Research and development	2,120,645	2,548,467	5,424,563	3,440,480
Depreciation and amortization	636,692	656,717	1,012,076	1,312,695
Gain on sale of mineral rights	(200,000)	—	(200,000)	—
Total operating expenses	7,192,427	5,998,006	14,130,194	11,073,521

Loss from operations	(7,666,882)	(5,563,182)	(14,705,630)	(10,212,746)

Other Income (Expense):
Interest expense	(774,062)	(782,440)	(1,433,206)	(1,601,102)
Interest income	154,700	65,081	250,809	139,573
Change in fair value of derivative instruments	2,868,176	(77,496)	1,677,373	(833,614)
Loss on conversion of debt	(2,133,951)	(1,278,544)	(3,330,831)	(1,472,067)
Loss on debt extinguishment	—	(521,622)	—	(521,622)
Gain on extinguishment of liability	—	—	845,000	—
Other income (expense)	(274,924)	(494,069)	(224,389)	(1,069,014)
Total other income (expense), net	(160,061)	(3,089,090)	(2,215,244)	(5,357,846)

Net loss	(7,826,943)	(8,652,272)	(16,920,874)	(15,570,592)

Net loss attributable to noncontrolling interest	—	(18,720)	—	(35,628)

Net loss attributable to Comstock Inc.	$(7,826,943)	$(8,633,552)	$(16,920,874)	$(15,534,964)

Earnings per Share - Basic and Diluted:
Net loss per share - basic and diluted	$(0.27)	$(0.60)	$(0.63)	$(1.19)

Weighted average common shares outstanding, basic and diluted	29,326,043	14,319,671	26,810,144	13,016,588

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

			Additional		Treasury	Non-
	Common Stock		Paid in	Accumulated	Stock	Controlling
	Shares	Amount	Capital	Deficit	Amount	Interest	Total
BALANCE - January 1, 2024	11,786,208	$78,405	$363,889,245	$(282,329,611)	$(3,360,867)	$—	$78,277,172

Issuance of common stock	410,270	2,732	1,460,978	—	—	—	1,463,710
Common stock issuance costs	—	—	(225,120)	—	—	—	(225,120)
Issuance of common stock for stock issuance costs	25,000	167	84,833	—	—	—	85,000
Issuance of common stock for debt issuance costs	48,914	326	249,674	—	—	—	250,000
Issuance of common stock for conversion of debt and accrued interest	227,694	1,516	893,257	—	—	—	894,773
Issuance of common stock in lieu of payment of interest	23,961	160	116,443	—	—	—	116,603
Retirement of treasury shares (260,532 shares)	(260,532)	(1,735)	(3,359,132)	—	3,360,867	—	—
Employee and director share-based compensation	—	120	56,064	—	—	—	56,184
Non-controlling interest vesting of shares in subsidiary	—	—	(172,600)	—	—	172,600	—
Net loss	—	—	—	(6,901,412)	—	(16,908)	(6,918,320)
BALANCE - March 31, 2024	12,261,515	81,691	362,993,642	(289,231,023)	—	155,692	74,000,002

Issuance of common stock	1,554,894	10,356	3,739,644	—	—	—	3,750,000
Issuance of common stock for conversion of debt and accrued interest	1,224,456	8,155	3,398,706	—	—	—	3,406,861
Issuance of common stock in lieu of payment of interest	37,541	250	123,213	—	—	—	123,463
Issuance of common stock for marketing-related costs	56,101	374	162,319	—	—	—	162,693
Issuance of common stock for Haywood lease amendment	150,000	999	508,851	—	—	—	509,850
Issuance of common stock for AST lease amendment	497,500	3,313	1,583,712	—	—	—	1,587,025
Employee and director share-based compensation	—	—	43,149	—	—	—	43,149
Warrant modification associated with debt amendment	—	—	108,230	—	—	—	108,230
Net loss	—	—	—	(8,633,552)	—	(18,720)	(8,652,272)
BALANCE - June 30, 2024	15,782,007	$105,138	$372,661,466	$(297,864,575)	$—	$136,972	$75,039,001

BALANCE - January 1, 2025	23,507,577	$156,590	$395,263,560	$(335,651,065)	$—	$—	$59,769,085

Common stock issuance costs	—	—	(145,000)	—	—	—	(145,000)
Issuance of common stock for debt issuance costs	110,059	733	531,182	—	—	—	531,915
Issuance of common stock for conversion of debt and accrued interest	1,490,624	1,798	3,999,445	—	—	—	4,001,243
Issuance of common stock in lieu of payment of interest	35,366	117	142,305	—	—	—	142,422
Adjustment for fractional shares in connection with reverse split	246	—	—	—	—	—	—
Issuance of common stock for AST lease amendment	985,000	656	2,481,544	—	—	—	2,482,200
Issuance of common stock for LINICO acquisition-related payable	775,000	516	1,859,484	—	—	—	1,860,000
Net loss	—	—	—	(9,093,931)	—	—	(9,093,931)
BALANCE - March 31, 2025	26,903,872	160,410	404,132,520	(344,744,996)	—	—	59,547,934

Issuance of common stock	625,000	416	1,499,584	—	—	—	1,500,000
Issuance of common stock for conversion of debt and accrued interest	2,629,601	1,751	6,736,748	—	—	—	6,738,499
Issuance of common stock in lieu of payment of interest	57,693	38	142,066	—	—	—	142,104
Issuance of common stock for Haywood lease amendment	200,000	133	699,867	—	—	—	700,000
Issuance of common stock for FPC amendment	2,000,000	1,333	5,778,667	—	—	—	5,780,000
Non-controlling interest of shares in subsidiary for CP Series A investment	—	—	19,336,362	—	—	663,638	20,000,000
Non-controlling interest of shares in subsidiary for Founders Group shares	—	—	2,643,618	—	—	2,636,382	5,280,000
Net loss	—	—	—	(7,826,943)	—	—	(7,826,943)
BALANCE - June 30, 2025	32,416,166	$164,081	$440,969,432	$(352,571,939)	$—	$3,300,020	$91,861,594

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six-Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,920,874)	$(15,570,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	992,498	1,285,746
Amortization of finance leases	25,621	24,043
Amortization on discount associated with finance leases	—	16,445
Amortization of debt discount and other debt-related items	485,853	910,992
Accretion of reclamation liability	222,302	203,088
Interest expense paid with common stock	284,526	240,066
Research and development expense paid with common stock	1,487,476	1,208,180
Gain on extinguishment of liability	(845,000)	—
Loss on conversion of debt	3,330,831	1,472,067
Employee and director share based compensation	—	99,333
Change in fair value of derivative instruments	(1,677,373)	833,614
Share of net (income) loss of equity-method investments	(17,438)	1,225,185
Gain on write-off of SSOF deposits	—	(400,000)
Loss on debt extinguishment	—	521,622
Other	336,926	302,167

Changes in operating assets and liabilities:
Accounts receivable	1,502,064	(385,676)
Prepaid expenses	65,099	58,321
Deposits	(217,500)	—
Other assets	(454,973)	222,123
Accounts payable	973,634	1,301,050
Accrued expenses, other current liabilities, and deposits	(247,712)	327,761
Deferred revenue	983,333	23,673
Other long-term liabilities	(88,478)	249,998
Net cash used in operating activities	(9,779,185)	(5,830,794)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights and properties, plant and equipment	(709,572)	(465,938)
Acquisition of intangible asset	(300,000)	—
Funding of RenFuel note receivable	(800,000)	(1,030,000)
Advances to GenMat	—	(235,636)
Investment in Hexas SAFE Note	(765,334)	—
Investment in SSOF	(650,000)	(530,000)
Payments on contractual commitments associated with derivatives	(230,000)	(2,284,364)
Payment of reclamation bond deposit	(300,000)	(50,000)
Other	(63,788)	(68,000)
Net cash used in investing activities	(3,818,694)	(4,663,938)

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on financing leases	(23,650)	(50,131)
Principal payments of debt	(100,000)	(200,000)
Issuances of debt	10,000,000	2,000,000
Proceeds from the issuance of common stock	1,500,000	5,213,710
Common stock issuance costs	(145,000)	(140,120)
Proceeds from the issuance of equity in subsidiary	20,000,000	—
Net cash provided by financing activities	31,231,350	6,823,459
Net increase (decrease) in cash and cash equivalents	17,633,471	(3,671,273)
Cash and cash equivalents at beginning of period	954,271	3,785,577
Cash and cash equivalents at end of period	$18,587,742	$114,304

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of plant and equipment from Marathon SAFE Note	$12,000,000	$—
Intangible asset acquired with common stock issued for Flux amendment	$5,780,000	$—
Intangible asset acquired with derivative liability for Flux amendment	$5,087,000	$—
Issuance of common stock for Haywood lease amendment	$700,000	$509,850
Intangible asset acquired with payable	$4,468,617	$—
Issuance of common shares for debt conversion and accrued interest	$10,739,742	$4,301,634
Issuance of common stock for AST lease amendment	$2,482,200	$378,845
Recognition of operating lease liability and right of use asset	$3,548,557	$—
Issuance of common stock for LINICO acquisition-related payable	$1,860,000	$—
Intangible asset acquired with issuance of equity in subsidiary	$5,280,000	$—
Fair value of common stock held by AST transferred to accounts receivable	$722,361	$—
Issuance of common stock in lieu of payment of marketing expense	$—	$162,693
Fair value of common stock held by GenMat transferred to GenMat Advances	$—	$694,970
Issuance of common shares for debt issuance costs	$—	$250,000
Investment acquired with payable	$—	$1,285,961
Issuance of common shares for due diligence and commitment fees	$—	$85,000

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND REFERENCES TO THE COMPANY

Unless indicated, the terms we, us, our, Comstock, or the Company mean Comstock Inc., and its subsidiaries on a consolidated basis.

ORGANIZATION AND NATURE OF OPERATIONS

Comstock innovates and commercializes technologies, systems and supply chains that extract, integrate and convert under-utilized natural and waste resources into clean energy products, including pioneering technologies that produce electrification metals from end-of-life electronics, and investments, like Green Li-ion Pte. LTD (“Green Li-ion”), that produces electrification products from recycled electrification waste and Bioleum Corporation (“Bioleum”), that produces renewable fuels from waste, purpose grown energy crops and other forms of woody biomass.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Comstock Inc. and its wholly and majority owned subsidiaries. Intercompany transactions have been eliminated. The condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Operating results for the three and six-months ended  June 30, 2025 may not be indicative of full year 2025 results.

In management's opinion, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of June 30, 2025, and our results of operations and changes in equity for the three and six-months ended  June 30, 2025 and 2024, and our cash flows for the six-months ended  June 30, 2025 and 2024.

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

GOVERNMENT GRANT REVENUE

The Company generates grant income from government grants and determined that the grants are not within the scope of Accounting Standards Codification (“ASC”) 606 as the government entities do not meet the definition of a contract with a customer. The Company has concluded that the grants meet the definition of an asset grant under International Accounting Standards (“IAS”) 20 and elected to use the deferred income approach to recognized the deferred income over the life of the asset. The Company recognizes funding received from grants as other income, rather than as a reduction of depreciation expense. The Company recognizes other income only after the conditions of grants have been incurred and it is reasonably assured that the conditions will be met. The Company recognizes related deferred revenue in long-term deferred revenue on the condensed consolidated balance sheet which is recognized as grant income over the life of the asset.

LIQUIDITY AND CAPITAL RESOURCES

The condensed consolidated financial statements are prepared on the going concern basis of accounting that assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has had recurring net losses from operations and had an accumulated deficit of $352.6 million at June 30, 2025. For the six-months ended June 30, 2025, the Company recognized a net loss of $16,920,874. Cash and cash equivalents increased by $17,633,471 from $954,271 at December 31, 2024 to $18,587,742 at June 30, 2025. The Company intends to fund our operations over the next twelve months from revenues from our solar panel recycling business, issuance of equity under our existing shelf registration statement, issuances of debt, sales of non-strategic assets and other investments, and existing cash and cash equivalents. Based on these expected funding sources, management believes we will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the condensed consolidated financial statements included herein. While we have been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, non-registered equity placements, non-registered equity issued directly from certain investments, government grants, borrowings, and various other means, there is no assurance we will be able to obtain additional equity capital or other financing, if needed.

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

NOTE 2                INVESTMENT IN BIOLEUM CORPORATION

In May 2025, Bioleum Corporation (“Bioleum”), a newly formed consolidated subsidiary, issued 2.0 million Series 2 Convertible Preferred Shares to the Bioleum founders (“Founders Group”) in exchange for the assignment of developed technologies (see Notes 6 and 11). The Founders Group consisted of 11 Bioleum founders, all of which were former employees of the Company and three of which were former officers of the Company, all three of which ceased being officers upon the execution of the Assignment Agreement. On May 22, 2025, the Company completed the separation of its renewable fuels segment into Bioleum and on May 27, 2025, Bioleum received a third-party investment of $20 million in Convertible Preferred Stock - Series A (“CP Series A”) issued directly by Bioleum. On May 21, 2025, the Company also entered into an Investors’ Rights Agreement, Voting Agreement, Right of First Refusal and Co-Sale Agreement, Management Services Agreement with Bioleum (collectively, the “Bioleum Transaction Documents”).

Variable Interest Entity (“VIE”) Assessment

The Company assessed our Bioleum investment under the VIE model in accordance with ASC 810, Consolidation. The Company holds a variable interest in Bioleum through our restricted convertible preferred stock equity interest and determined that Bioleum is a VIE. The Company considers qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIE including our significant economic interest in Bioleum, a non-controlling 50% representation on Bioleum's board of directors, and limited participation in the day-to-day management activities. Based on these factors, the Company was determined to be the primary beneficiary of Bioleum. Accordingly, the accounts of Bioleum are included in our condensed consolidated financial statements.

NOTE 3                  INVESTMENTS

At June 30, 2025 and  December 31, 2024, our investments include:

	June 30, 2025		December 31, 2024
Equity Method Investments:	Investment	Ownership %	Investment	Ownership %
Investment in research and development company	$1,127,371	40.00%	$1,109,933	40.00%
Total equity method investments	1,127,371		1,109,933

Cost Investment:
Hexas Biomass Inc. SAFE Note	765,334		—

Measurement Alternative Investments:
Green Li-ion Pte. Ltd.	18,201,065	13.34%	18,201,065	13.34%
Sierra Springs Opportunity Fund, Inc.	20,225,000	17.40%	19,575,000	17.27%
Total measurement alternative investments	38,426,065		37,776,065

Total Investments	$40,318,770		$38,885,998

Summary financial information for affiliated companies (20% to 50%-owned) accounted for by the equity method for the periods presented, compiled from the equity investee's financial statements and reported on a one quarter lag is as follows:

	Six-Months Ended
	June 30, 2025	June 30, 2024
Revenues	$701,400	$140,300
Gross Profit	$-	$23,400

Net income (loss)	$43,595	$(3,265,035)
Net income (loss) attributable to Comstock Inc.	$17,438	$(1,225,185)

Investment in Research and Development Company

On March 1, 2024, the Company entered into Securities Purchase Agreement (the “Developer Securities Purchase Agreement”) with an unaffiliated research and development company (“Developer”) and recognized an initial investment of $1,290,614. Concurrently and in connection with the entity into the Developer Securities Purchase Agreement, the Company and Developer entered into Development Services Agreement (“DSA”) for purposes of conducting certain research and development work (see Note 10).

At June 30, 2025, the future remaining payments, net implied interest, totaled $1,193,140 (see Note 7). For the three-months ended  June 30, 2025 and 2024, the Company recorded $24,000 and $48,400, respectively in equity loss from affiliates for our investment in the Developer. For the six-months ended  June 30, 2025 and 2024, the Company recorded $17,438 in equity gain from affiliates and $48,400 in equity loss from affiliates for our investment in the Developer. During the three-months ended  June 30, 2025 and 2024, the Company paid $0 and $60,000, respectively, to the Developer in accordance with the funding commitments under the Developer Securities Purchase Agreement. During the six-months ended  June 30, 2025 and 2024, the Company paid $0 and $180,000, respectively, to the Developer in accordance with the funding commitments under the Developer Securities Purchase Agreement.

Hexas Biomass Inc.

On January 14, 2025, the Company executed an agreement with Hexas Biomass Inc. (“Hexas”), wherein Hexas agreed to grant the Company an exclusive worldwide license to Hexas’ intellectual properties in liquid fuels applications, subject to certain pre-existing agreements and relationships, and to provide certain development services in connection with the Company's site development and innovation activities. The Company also agreed to invest in Hexas through a series of Simple Agreement For Future Equity (“Hexas SAFE”), paid in a series of tranches in 2025. As of June 30, 2025, the Company invested $765,334 in the Hexas SAFE. The Company has elected to account for this investment at cost and classified the Hexas SAFE in Investments on our condensed consolidated balance sheet.

Investment in Green Li-ion Pte. LTD (“Green Li-ion”)

At  June 30, 2025 and December 31, 2024, the Company owned 35,662 Green Li-ion preferred shares and our ownership remained at 13.34%. The Company monitors additional equity issuances and other potential orderly transactions of Green Li-ion to assess whether the equity securities issued are similar investments requiring adjustments of our investments carrying value to fair value. During the six-months ended  June 30, 2025 and 2024, no adjustments were made to the carrying value of our investment in Green Li-ion as no orderly transactions for investments similar in nature to the Company's were observed during those periods.

Investment in Sierra Springs Opportunity Fund Inc. (“SSOF”)

The Company's chief executive officer is an executive of SSOF. The Company concluded that its investment in SSOF is a variable interest entity because the Company has both operational and equity risk related to SSOF, and SSOF currently has insufficient equity at risk. The Company also concluded that it is not the primary beneficiary of SSOF because no one individual or entity has unilateral control over significant decisions and accordingly, SSOF is not consolidated. The Company monitors additional equity issuances and other orderly transactions of SSOF to assess whether the equity securities issued are similar investments requiring adjustments of our investment’s carrying value to fair value.

For the six-months ended June 30, 2025, SSOF issued additional equity of $2,850,000 at $1.80 per share, including $2,200,000 to third-party investors for 1,222,222 additional common shares, and $650,000 at $1.80 per share for 361,111 additional common shares to the Company. At  June 30, 2025 and December 31, 2024, the Company owns 11,236,111 and 10,875,000, respectively, of SSOF shares and our ownership is at 17.40% and 17.27%, respectively. At June 30, 2025, the Company’s maximum exposure to loss as a result of its involvement with SSOF is limited to its investment of $20,225,000.

NOTE 4                  NOTES RECEIVABLE

Notes receivable at June 30, 2025 and  December 31, 2024 include:

	June 30, 2025	December 31, 2024
RenFuel K2B AB note receivable	$2,250,000	$1,450,000
Daney Ranch note receivable	980,291	980,291
Total notes receivable	$3,230,291	$2,430,291

RenFuel K2B AB (“RenFuel”)

During the six-months ended  June 30, 2025, the Company funded an additional $800,000 associated with the Senior Secured Convertible Note. For the three-months ended  June 30, 2025 and 2024, the Company recognized interest income of $35,851 and $8,078, respectively. For the six-months ended  June 30, 2025 and 2024, the Company recognized interest income of $65,195 and $12,345, respectively. As of  June 30, 2025 and December 31, 2024, interest receivable on the note is $123,199 and $58,004, respectively, and is included in prepaid expenses and other current assets on our condensed consolidated balance sheet.

NOTE 5                  PROPERTIES, PLANT AND EQUIPMENT, NET AND MINERAL RIGHTS

Properties, plant and equipment at June 30, 2025 and  December 31, 2024 include the following:

	June 30, 2025	December 31, 2024
Land	$6,328,338	$—
Real property leased to third parties	1,037,049	1,037,049
Property, plant and equipment for mineral processing	27,644,746	27,644,745
Other property and equipment	20,400,755	7,691,183
Accumulated depreciation	(28,148,628)	(27,767,883)
Total properties, plant and equipment, net	$27,262,260	$8,605,094

During the three-months ended June 30, 2025 and 2024, the Company recognized depreciation expense of $233,065 and $139,060, respectively. During the six-months ended  June 30, 2025 and 2024, the Company recognized depreciation expense of $380,745 and $278,998, respectively. At June 30, 2025 and December 31, 2024, the Company had $655,569 and $433,411, respectively, of properties, plant and equipment that were not yet placed in service and have not yet begun depreciating.

Marathon Payment-In Kind Assets

On February 28, 2025, the Company, entered into a series of definitive agreements with Virent, Inc. (“Virent”), a wholly owned subsidiary of Marathon Petroleum Corporation (“Marathon”) (see Notes 10 and 12). Pursuant to the agreements, the Company received assets comprised of equipment and other materials as payment-in-kind in return for a Simple Agreement For Future Equity (“Marathon SAFE Note”) located at Marathon’s former renewable fuel demonstration facility in Madison, Wisconsin. The Company accounted for the payment-in-kind as an asset purchase acquisition and recorded payment-in-kind assets plus any direct transaction costs at the estimated relative fair value of the future equity consideration granted through the Marathon SAFE Note. As of February 28, 2025, the assets were transferred and the Company recorded at fair value of $12.1 million, including $81,109 of capitalized professional fees, classified in properties, plant and equipment on our condensed consolidated balance sheet.

Mineral Rights and Properties

Our mineral rights and properties at June 30, 2025 and  December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Comstock Mineral Estate	$10,842,716	$10,842,716
Other mineral properties	317,405	317,405
Water rights	820,595	90,000
Total mineral rights and properties	$11,980,716	$11,250,121

The Comstock Mineral Estate includes all of the Company's resource areas and exploration targets. During the six-months ended June 30, 2025 and 2024, we did not record any depletion expense, as none of the mineral properties are currently in production. Our mineral exploration and mining lease payments are classified as selling, general and administrative expenses in the condensed consolidated statements of operations.

On December 18, 2024, the Company executed a membership interest purchase agreement (the “Mackay MIPA”) with Mackay Precious Metals Inc. (“Mackay”) pursuant to which the Company sold all of its right, title, and interest in its wholly owned subsidiary Comstock Northern Exploration LLC, and the Company's 25% interest in Pelen Limited Liability Company (“Pelen”), for an aggregate purchase price of $2,750,000. The Northern Targets encompass both the Gold Hill and Occidental Lode claim groups in Storey County, Nevada. Pelen owns certain claims adjacent to and/or relevant to these northern claim groups. The Company was paid $1.0 million in cash in 2024 and was due another $1.75 million in either cash or Mackay's publicly registered common stock that is due and payable. On June 6, 2025, the parties executed an amendment (the “First Amendment”), to the Mackay MIPA. Pursuant to the First Amendment, the purchase price was increased to $2,950,000, bringing all final cash amounts due to a total of $1,950,000. As of  June 30, 2025, the Company received cash payments of $572,945 and recognized $1,377,055 in accounts receivable on our condensed consolidated balance sheet. As of August 13, 2025, the Company received additional cash payments of $949,995 with the final $500,000 cash payment due on or before August 30, 2025. For the three and six-months ended  June 30, 2025, pursuant to the First Amendment, the Company recognized an additional gain on the sale of mineral rights of $200,000 in our condensed consolidated statement of operations.

Pursuant to a royalty agreement between the Company and Mackay, dated December 18, 2024 (the “Mackay Royalty Agreement”) the Company is to receive a 1.5% royalty of Net Smelter Returns (as such term is defined in the Mackay Royalty Agreement). On December 18, 2024, the Company and Mackay mutually agreed to terminate the Mineral Exploration and Mining Lease Agreement, dated June 30, 2023 (the “Mackay Mining Lease”).

For the three and six-months ended June 30, 2024, the Company recorded revenue of $390,626 and $781,251, respectively, related to the Mackay Mining Lease which included the quarterly lease payments of $750,000 and amortization of the lease initiation fee of $31,251. Pursuant to the Mackay MIPA and termination of the Mackay Mining Lease, no additional revenue will be recorded in 2025.

Assets Held for Sale

In 2024, the Company committed a plan to sell industrial and commercial land located in Lyon County, Nevada. This balance of $6,328,338 was classified as Assets Held for Sale on the condensed consolidated balance sheet as of  December 31, 2024. As of  June 30, 2025, the Company has not sold the industrial and commercial land and classified as properties, plant and equipment, net in our condensed consolidated balance sheet and reclassified the land to held and used from held for sale.

In March 2023, the Company acquired senior water rights (50-acre feet) associated with one of its existing properties and junior water rights (16-acre feet) for a total of $730,595. In 2024, the Company committed a plan to sell the water rights and reclassified those water rights to Assets Held for Sale on the condensed consolidated balance sheet as of  December 31, 2024. As of  June 30, 2025, the Company has not sold the senior water rights and classified as mineral rights and properties in our condensed consolidated balance sheet and reclassified the water rights to held and used from held for sale.

The Company’s assets held for sale at June 30, 2025 and  December 31, 2024 include the following:

Assets held for sale	Asset group	June 30, 2025	December 31, 2024
Water rights	Mineral rights and properties	$—	$730,595
Land	Properties, plant and equipment, net	—	6,328,338
Total assets held for sale		$—	$7,058,933

NOTE 6                  INTANGIBLE ASSETS

The Company’s intangible assets at June 30, 2025 and  December 31, 2024 include the following:

	Estimated
	Economic Life
Description	(in years)	June 30, 2025	December 31, 2024

Developed technologies	10	$28,980,019	$8,064,402
License agreements	10	499,952	499,952
Customer agreements	1	122,885	122,885
Distribution agreements	8	19,733	19,733
Accumulated amortization		(3,459,573)	(2,847,820)
Intangible assets, net		$26,163,016	$5,859,152

Accumulated amortization as of June 30, 2025 and  December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Developed technologies	$3,122,803	$2,536,716
License agreements	201,897	177,730
Customer agreements	122,885	122,885
Distribution agreements	11,988	10,489
Accumulated amortization	$3,459,573	$2,847,820

For the three-months ended  June 30, 2025 and 2024, amortization expense related to intangible assets was $393,775 and $503,374, respectively. For the six-months ended  June 30, 2025 and 2024, amortization expense related to intangible assets was $611,753 and $1,006,748, respectively.

Amendment to Flux Photon Asset Purchase Agreement

On September 7, 2021, the Company acquired certain intellectual property and related equipment (the “FPC Assets”), pursuant to a certain Asset Purchase Agreement (the “FPC Asset Purchase Agreement”) with Flux Photon Corporation (“FPC”). The Company's former chief technology officer and former director is also the owner of 100% of the outstanding common stock of FPC and as such was the indirect beneficiary of all payments made to FPC pursuant to the FPC Asset Purchase Agreement (see Note 15). The original purchase price included a payable for the FPC Assets of $18,000,000, payable only from 20% of future cash flows defined as the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its subsidiaries until the purchase price was fully paid (the “Earn Out”), against which the Company previously advanced $1,150,000 in cash and applied an $800,000 discount in consideration for those advance payments, resulting in a remaining balance of $16,050,000.

In connection with entering the Bioleum Transaction Documents on May 21, 2025, the Company and FPC amended the FPC Asset Purchase Agreement (the “FPC Asset Purchase Agreement Amendment”) whereby the Company issued 2,000,000 shares of common stock to FPC, 1,700,000 of such shares will go towards settling $10 million of the Earn Out, with true up provisions for any proceeds received by FPC that are below or in excess of $10 million, and the other 300,000 additional shares of common stock as settlement with certain FPC affiliates. Overall, the Company issued FPC and its affiliates 2,000,000 shares of its common stock with a fair value of $5,780,000 and due to the true up provision recognized a derivative liability of $5,087,000 and intangible asset of $10,867,000 (see Note 12). During the three and six-months ended June 30, 2025, the Company recorded a gain of $1,530,000 for the change in the fair value of the derivative and as of  June 30, 2025, the derivative liability was $3,557,000.

After the issuance of the 2,000,000 shares of its common stock to FPC for fulfillment of the Earn Out, Bioleum also retained an additional cash obligation of up to $6,050,000, that will be funded by the Company in exchange for additional CP Series A shares. To the extent that Bioleum raises additional third-party funds, 2% of those funds would go directly to satisfying that obligation in lieu of the Company funding the obligation. As of June 30, 2025, Bioleum has paid $400,000 directly toward that obligation with the remaining $5,650,000 required to satisfy the FPC cash obligation; with a portion of this remaining obligation to be paid by either the Company, at a rate equal to $120,000 per month for 18 months, and $60,000 per month thereafter, or Bioleum, at a rate of 2% of financing raised by itself and its subsidiaries, until such time as the entire $5,650,000 is paid in full by both the Company and Bioleum, in full settlement of the remaining Earn Out (see Note 7). The Company has classified $1,440,000 currently as accrued expenses and other liabilities and $4,210,000 as other long-term liabilities, respectively, at June 30, 2025. Bioleum agreed to issue shares of CP Series A shares to the Company in exchange for all of the cash payments made by the Company to Bioleum pursuant to the FPC Asset Purchase Agreement Amendment associated with this obligation. The Company accounted for the cash obligation of $6,050,000 as an acquisition cost of developed technologies and recognized an intangible asset of $4,468,617 and a corresponding short term and long term payable of $952,538 and $3,177,602, respectively, at June 30, 2025, for future cash payments for the cash commitment to FPC (see Note 7). The Company determined the life of the developed technologies intangible assets to be 10 years and recognized amortization expense of $127,797 for the three and six months ended  June 30, 2025.

Bioleum Founder Shares

Bioleum issued 2.0 million Series 2 Convertible Preferred Shares to the Founders Group in exchange for the assignment of additional developed technologies (see Notes 2 and 11). The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the assets acquired were concentrated in a single asset group, which are primarily developed technologies. The Company recognized the assets acquired at the fair value of consideration given and recognized an intangible asset of $5,280,000 and non-controlling equity interest and additional paid in capital of $2,636,382 and $2,643,618, respectively, in our condensed consolidated balance sheet (see Note 11). The Company determined the life of the developed technologies intangible asset to be 10 years and recognized amortization expense of $44,000 for the three and six months ended  June 30, 2025.

Future minimum amortization expense is as follows at June 30, 2025:

Remainder of 2025	$1,475,738
2026	2,951,477
2027	2,951,477
2028	2,948,731
2029	2,948,480
Thereafter	12,887,113
$26,163,016

Changes in the intangible assets balances for the six-months ended June 30, 2025 and 2024, are presented below:

	As of December 31, 2024	Additions	Impairment	Amortization	As of June 30, 2025
Intangible assets	$8,706,972	$20,915,617	$—	$—	$29,622,589
Accumulated amortization	(2,847,820)	—	—	(611,753)	(3,459,573)
Total intangible assets	$5,859,152	$20,915,617	$—	$(611,753)	$26,163,016

	As of December 31, 2023	Additions	Impairment	Amortization	As of June 30, 2024
Intangible assets	$20,242,772	$—	$—	$—	$20,242,772
Accumulated amortization	(4,376,740)	—	—	(1,006,748)	(5,383,488)
Total intangible assets	$15,866,032	$—	$—	$(1,006,748)	$14,859,284

NOTE 7                  ACCRUED EXPENSES AND OTHER LIABILITIES - CURRENT

Accrued expenses and other liabilities - current at June 30, 2025 and  December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Accrued interest expense	$95,443	$353,280
Accrued payroll costs	1,168,282	951,247
Accrued incentive compensation	431,250	1,031,250
Accrued vendor liabilities	205,965	516,804
Payable to research and development company - current	940,529	528,878
Payable to FPC - current	952,538	—
LINICO acquisition-related payable	—	1,018,853
Other accrued expenses	497,842	118,185
Total accrued expenses	$4,291,849	$4,518,497

Payable to FPC

Pursuant to the FPC Asset Purchase Agreement Amendment, the Company is required to pay an additional $6,050,000 cash commitment to FPC for the remaining Earn Out due on the FPC Asset Purchase Agreement (see Note 6). Since the payments are not interest bearing, the Company calculated the implied interest of $1,581,383 on the future cash payments using an interest rate of 9.76% which was recognized as a discount on initial intangible asset of $6,050,000 and will be recognized over the payment term. As of June 30, 2025, the Company recognized a liability of $4,130,140, net of imputed interest, consisting of a short-term payable of $952,538 and long-term payable of $3,177,602 for future payments due under the FPC Asset Purchase Agreement (as amended). For the three and six-months ended  June 30, 2025, the Company recognized interest expense of $61,522 which represents the amortization of the discount that was recognized on the date of the agreement since the payable associated with the commitment is non-interest bearing.

Payable to Research and Development Company

As of  June 30, 2025, the short-term payable to a research and development company (“Developer”) of $940,529 and long-term payable of $252,611 consists of payments due under the Securities Purchase Agreement dated March 1, 2024, between the Company and Developer (see Note 3). During the three-months ended  June 30, 2025 and 2024, the Company paid $0 and $60,000, respectively, to the Developer in accordance with the funding commitments under the Developer Securities Purchase Agreement. During the six-months ended  June 30, 2025 and 2024, the Company paid $0 and $180,000, respectively, to the Developer in accordance with the funding commitments under the Developer Securities Purchase Agreement. For the three-months ended  June 30, 2025 and 2024, the Company recognized interest expense of $30,183 and $33,104, respectively, which represents the amortization of the discount that was recognized on the date of the agreement since the payable associated with the funding commitment is non-interest bearing. For the six-months ended  June 30, 2025 and 2024, the Company recognized interest expense of $60,035 and $44,467, respectively.

Accrued Incentive Compensation

On July 1, 2022, the Board of Directors of the Company approved a performance objective based, cash incentive compensation plan for executives of the Company, with the potential to earn a performance bonus of up to 100% of base salary.

Changes in the accrued incentive compensation balance at  June 30, 2025 are presented below:

	As of December 31, 2024	Paid in 2025	Award Cancelled	As of June 30, 2025
Executive incentive accrual - 2024	$1,031,250	$-	$600,000	$431,250

In 2024, the Company estimated the 2024 incentive compensation accrual to be $1,031,250. As of March 31, 2025, the Company estimated that the Compensation Committee of the Board of Directors would approve a final, lower 2024 incentive award of $431,250 based on the final assessment of progress made on the original three year objectives of the 2024 incentive plan that are expected to be paid in the second half of 2025. For the three and six-months ended  June 30, 2025, the Company accordingly reduced the estimated 2024 incentive accrual by $0 and $600,000, respectively.

Changes in the accrued incentive compensation balance at  June 30, 2024 are presented below:

	As of December 31, 2023	Expensed	Award Cancelled	As of June 30, 2024
Executive incentive accrual - 2023	$1,332,169	$-	$507,169	$825,000
Executive incentive accrual - 2024	-	412,500	-	412,500
Total executive incentive accrual	$1,332,169	$412,500	$507,169	$1,237,500

For the three and six-months ended June 30, 2024, the Company expensed $103,125 and $412,500, respectively, for the 2024 accrued incentive compensation in the condensed consolidated financial statements. In 2024, the Company's Compensation Committee of the Board of Directors determined that the estimated $1,332,169 for the 2023 incentive compensation would not qualify for payment based on an updated intermediate assessment of the progress made toward the objectives of the three year incentive plan. The Company accordingly reduced the estimated 2023 accrued incentive compensation by $507,169 and $825,000, respectively, in the second and third quarters of 2024.

LINICO Acquisition-Related Payable

As of December 31, 2024, the total LINICO acquisition-related payable due to the former chief executive officer of LINICO (“Former LINICO CEO”) was $3,218,853 which consisted of a short-term payable of $1,018,853 and long-term payable of $2,200,000. In January 2025, the Company made an additional cash payment of $25,000 to reduce the payable to $3,193,853.

On February 28, 2025, the Company entered into an amendment to make anticipated final payments consisting of $148,853 in cash and issued 775,000 common shares of the Company with a fair value of $1,860,000 in an effort to settle all amounts payable to the Former LINICO CEO in full. The Company paid $148,853 against the LINICO acquisition-related payable as of  June 30, 2025. The settlement was designed to fully satisfy the existing obligation of $3.2 million and resulted in a gain of $845,000 recognized in the first quarter of 2025 as a gain on extinguishment of liability in our condensed consolidated statement of operations. The Company agreed to make up any shortfall if the proceeds from the sale of the shares of common stock are less than $2.2 million, and the Former LINICO CEO agreed to refund any excess proceeds (see Note 12). The Company further agreed to register the Company's common stock for resale by Former LINICO CEO under the Securities Act of 1933, as amended, which became effective on March 28, 2025. The contractual stock consideration was recognized as a derivative on the condensed consolidated balance sheets (see Note 12).

As of June 30, 2025, all common shares of the Company were sold by the Former LINICO CEO and all obligations were settled in full. In June, 2025, the Company received cash of $60,170 representing cash from the sale of the common shares in excess of amounts owed.

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

The OKL Award must be used for purposes of economic development and related infrastructure development. The Award requires certain ongoing conditions to be met, including without limitation, creation of 45 jobs, with an average salary of $80,000 per person, $160 million of total investments, maintenance of headquarters by March 31, 2026, with at least ten jobs for a period of at least ten consecutive quarters no later than December 31, 2030, and operation of a commercial demonstration biorefinery no later than December 31, 2031, otherwise the granted monies received would have to be repaid. In the first quarter of 2025, the Company met the first condition of the OKL Award and received $1.0 million from the Oklahoma Department of Commerce. For the three and six-months ended June 30, 2025, the Company recognized grant income of $8,333 and $16,666, respectively, in other income (expense) in the condensed consolidated statement of operations and recognized deferred revenue of $33,334 in accrued expenses and other liabilities and $950,000 in long-term deferred revenue on the condensed consolidated balance sheet.

NOTE 8                  LEASES

The Company has lease balances recognized on the condensed consolidated balance sheets as follows:

Lease Assets and Liabilities	Classification	June 30, 2025	December 31, 2024
Finance lease right-of-use asset	Finance lease - right of use asset, net	$3,062,541	$3,088,188
Operating lease right-of-use asset	Operating lease - right of use asset, net	7,982,457	4,650,862
Total right of use assets		$11,044,998	$7,739,050

Operating lease liability - current	Accrued expenses and other liabilities	$148,692	$44,758
Operating lease liability - long-term	Operating lease - right of use lease liability	8,343,588	4,826,785
Finance lease liability, current portion	Finance lease - right of use lease liability	—	490,075
Total lease liabilities		$8,492,280	$5,361,618

The Company has the following lease costs recognized in the condensed consolidated statements of operations as follows:

	Three-Months Ended		Six-Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Finance lease cost:
Amortization of right-of-use assets	$12,810	$12,810	$25,621	$24,043
Interest on lease liabilities	—	—	—	16,445
Operating lease cost:	406,418	17,433	704,166	34,867
Total lease cost	$419,228	$30,243	$729,787	$75,355

Other information:
Operating cash flows from operating leases	$253,791	$16,590	$415,023	$33,180

The Company has the following weighted average remaining lease terms and discount rates for our finance and operating leases:

	June 30, 2025	June 30, 2024
Weighted-average remaining lease term - finance leases (years)	—	0.83
Weighted-average remaining lease term - operating leases (years)	10.10	4.37
Weighted-average discount rate - finance leases	—%	—%
Weighted-average discount rate - operating leases	13.5%	13.2%

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

On March 20, 2025, pursuant to the Second License Agreement Amendments, the Company issued 985,000 shares of its common stock to AST with a fair value of $2,482,200 determined by the closing price per share of our common stock. The fair value of $2,482,200 for the 985,000 issued shares of common stock was allocated as a reduction to the remaining lease liability of $466,423, recognition of research and development expense of $1,487,476 and recognition of a derivative asset of $480,540. This contractual stock consideration was recognized as a derivative (see Note 12).

As of  June 30, 2025, AST holds 154,656 shares of the Company's stock which includes the 985,000 shares issued under the Second license Agreement Amendments, 497,500 shares issued in 2024 under a separate amendment, reduced by 1,327,844 shares sold by AST through June 30, 2025. As of  June 30, 2025, all obligations to AST were settled in full and the Company is due $722,361 comprised of the excess net proceeds received by AST from the sale of the Company's shares of $284,684 and an additional $437,677 which represents the fair value of the Company's common stock held by AST which will be reimbursed back to the Company. The AST reimbursement of excess proceeds from the sale of the Company's stock of $722,361 is recognized in accounts receivable on the condensed consolidated financial statements.

For the three-months ended  June 30, 2025 and 2024, the Company recognized interest expense of $49,083 and $70,192, respectively, in connection with the 12% stated interest rate pursuant to the terms of the True Up Payment. For the six-months ended  June 30, 2025 and 2024, the Company recognized interest expense of $134,592 and $70,192, respectively, in connection with the 12% stated interest rate pursuant to the terms of the True Up Payment. As of  June 30, 2025, all obligations, including the True Up Payment, to AST were settled in full.

All of the assets purchased under the initial lease agreement are being used for research and development activities. The machinery and equipment acquired was built for a specific purpose and is being used in testing for development of the technology required to process woody biomass into intermediate materials that can be converted into pulp, paper and fuels. These assets have no alternative future use. The facility is an industrial property located in Wausau, Wisconsin with alternative uses. Since its inception, payments under this contract were allocated to the separate lease and non-lease components of the contract based on their standalone estimated fair values. During the three-months ended  June 30, 2025 and 2024, the Company recognized $0 and $1,288,115 respectively, of research and development expense associated with payments under this agreement. During the six-months ended  June 30, 2025 and 2024, the Company recognized $1,562,901 and $1,368,050, respectively, of research and development expense associated with payments under this agreement. The expense for the six-months ended June 30, 2025, includes $1,487,476 from the stock consideration from the Second License Agreement Amendments discussed above.

Haywood Quarry Acquisition and Lease Agreement

On April 2, 2024, the Company and Decommissioning Services amended the Haywood Purchase Agreement to extend the latest date of the closing to June 30, 2025, and to increase the purchase price by $100,000 to $2.2 million. Pursuant to the amendment, the Company will pay $75,000 per month to Decommissioning Services, with $15,000 of each payment applied to rent expense and $60,000 of each payment applied to the $2.2 million purchase price, until the sum of such applied cash amounts plus previous cash payments plus the net proceeds from the sale of the shares of Company common stock equals $2.2 million. On April 11, 2024, pursuant to the amendment, the Company issued an additional 150,000 shares of the Company's common stock to Decommissioning Services with a fair value of $509,850. The payment was applied against the make-whole derivative liability associated with the common stock. The increase in purchase price from $2.1 million to $2.2 million increased the right-of-use finance lease asset and the make-whole derivative liability by $100,000 (see Note 12).

On June 9, 2025, the parties amended the Purchase Agreement (the “Third Amendment”) to extend the latest date of the closing to December 31, 2025, and issue an additional 200,000 common shares of the Company to Decommissioning Services. Pursuant to the Third Amendment, Comstock Exploration will not be required to make cash payments following any month in which the sale of any common shares of the Company held by Decommissioning Services results in proceeds greater than $60,000. Pursuant to the Third Amendment, the Company issued an additional 200,000 shares of the Company's common stock to Decommissioning Services with a fair value of $700,000. The payment was applied against the make-whole derivative liability associated with the common stock.

For the three-months ended  June 30, 2025 and 2024, the Company paid Decommissioning Services $110,000 and $120,000, respectively, which resulted in a decrease in contractual stock consideration. For the six-months ended  June 30, 2025 and 2024, the Company paid Decommissioning Services $230,000 and $120,000, respectively, which resulted in a decrease in contractual stock consideration (see Note 12). As of  June 30, 2025, Decommissioning Services sold 290,000 shares of the Company's stock for net proceeds of $971,268 and holds 210,000 shares of the Company's stock.

Operating Leases

On August 15, 2023, the Company, as lessee, signed a Real Estate and Building Lease Agreement (the “SCP Building Lease”) with Sierra Clean Processing LLC (“SCP”) to lease real property and improvements located in Silver Springs, Nevada. For the three-months ended  June 30, 2025 and 2024, the fixed operating lease expense was $14,908. For the six-months ended  June 30, 2025 and 2024, the fixed operating lease expense was $29,816.

On July 1, 2024, the Company, as lessee, signed a Real Estate and Building Lease Agreement (the “SCP Real Estate and Building Lease”) with SCP to lease real property and improvements located in Silver Springs, Nevada. For the three and six-months ended June 30, 2025, the fixed operating lease expense were $217,875 and $435,750, respectively.

The Company's chief executive officer is an executive and director of SCP.

On January 22, 2025, the Company, as lessee, signed a Building Lease Agreement (the “Oklahoma Office Lease”) with Gaillardia Parkway LLC to lease real property and improvements located in Oklahoma City, OK. The Oklahoma Office Lease is under a three-year term which commenced on February 1, 2025, with no extension provision. Under the lease, rental expense is $5,244 per month for the first twelve rent payments, $5,403 per month for the next twelve months and $5,566 per month for the last twelve months of the lease term. At lease inception, the Oklahoma Office Lease was classified as an operating lease with a lease term of three years. At February 1, 2025, the Company recorded a right-of-use asset and lease liability of $160,102, at a discount rate of 12.95%. For the three and six-months ended June 30, 2025, the fixed operating lease expense were $16,213 and $27,022, respectively.

On February 27, 2025, the Company, as lessee, signed a Commercial Lease Agreement (the “Madison Commercial Lease”) with McAllen Properties Dane LLC to lease commercial property and improvements located in Madison, WI (see Note 10). The Madison Commercial Lease is under an initial seven-year term which commenced on March 1, 2025 with an optional renewal term of five years. The Company expects to exercise the optional five-year renewal term. Under the lease, rental expense starts at $43,657 per month and escalates at fixed rates annually through the twelve-year term. At lease inception, the Madison Commercial Lease was classified as an operating lease with a lease term of twelve years. At February 27, 2025, the Company recorded a right-of-use asset and lease liability of $3,388,455, at a discount rate of 14.24%, commensurate to a twelve-year lease term, inclusive of the five-year renewal term. For the three and six-months ended June 30, 2025, the fixed operating lease expense were $154,896 and $206,529, respectively.

For the three-months ended  June 30, 2025 and 2024, short-term operating lease expense was $63,402 and $24,800, respectively. For the six-months ended  June 30, 2025 and 2024, short-term operating lease expense was $92,996 and $45,500, respectively.

Minimum lease payments to be paid by the Company by fiscal year for the Company's operating and finance leases are as follows:

Operating Leases
For the remainder of 2025	$508,356
2026	1,597,836
2027	1,653,005
2028	1,581,625
2029	1,546,778
Thereafter	9,151,909
Total lease payments	16,039,509
Less: imputed interest	(7,547,229)
Present value of lease liabilities	$8,492,280

Operating Lease Income

For the three-months ended June 30, 2025 and 2024, revenues from operating leases on our land and building leased to others totaled $36,550, and $36,600, respectively. For the six-months ended June 30, 2025 and 2024, revenues from operating leases on our land and building leased to others totaled $73,600 and $71,925, respectively.

Minimum lease payments for operating leases to be received from others are as follows:

For the remainder of 2025	$48,000
2026	96,000
2027	96,000
2028	96,000
2029	96,000
Thereafter	96,000
Total Minimum Lease Income	$528,000

NOTE 9          DEBT OBLIGATIONS

Debt at June 30, 2025 and  December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
GHF Secured Promissory Note - 12% interest, due April 15, 2026	$4,290,000	$4,290,000
Alvin Fund LLC 2022 Note - 16% interest, due April 15, 2026	2,000,000	2,000,000
Alvin Fund LLC 2023 Note - 12% interest, due April 15, 2026	2,100,000	2,100,000
2025 Kips Bay Unsecured Convertible Promissory Note - 6% interest, due April 10, 2026	2,190,525	—
AQMS Note Payable - 9.76% implied interest, due March 31, 2025	—	100,000
Total debt	10,580,525	8,490,000
Less: debt discounts and issuance costs	(407,461)	(2,407)
Total debt, net of discounts	10,173,064	8,487,593
Less: current maturities	(1,783,064)	(97,593)
Long-term debt, net of discounts and issuance costs	$8,390,000	$8,390,000

GHF, Inc. Unsecured Promissory Note

During the three-months ended June 30, 2025 and 2024, the Company recognized interest expense of $128,347 and $133,884, respectively, including OID amortization of $0 and $21,755 respectively, in connection with this note. During the six-months ended June 30, 2025 and 2024, the Company recognized interest expense of $255,284 and $292,331, respectively, including OID amortization of $0 and $116,028 respectively, in connection with this note. On April 22, 2024, the Company and GHF amended the note (the “Amended GHF 2021 Note”) to extend the maturity from December 15, 2024 to April 15, 2026 and increase the interest rate from 6% to 12% per annum. The Company determined that the Amended GHF 2021 Note resulted in a debt modification and recorded in the second quarter of 2024 a loss on debt extinguishment of $331,891 in our condensed consolidated statement of operations. The principal due on the GHF 2021 Note of $4,290,000 has been reassigned to Georges Trust (See Note 16).

Alvin Fund 2022 Note

During the three-months ended June 30, 2025 and 2024, the Company recognized interest expense of $79,781 and $79,781, respectively in connection with the Alvin Fund 2022 Note. During the six-months ended June 30, 2025 and 2024, the Company recognized interest expense of $158,685 and $159,562, respectively in connection with the Alvin Fund 2022 Note. As of  June 30, 2025 and 2024, the Company issued an aggregate of 53,281 and 42,437 shares of unregistered restricted shares of common stock, respectively, with a fair value of $159,562 and $160,439, respectively, to Alvin Fund in lieu of cash payments for interest under the Alvin Fund 2022 Note. On April 22, 2024, the Company and Alvin Fund LLC amended the Alvin Fund 2022 Note to extend the maturity from January 31, 2026 to April 15, 2026 (See Note 16).

Alvin Fund 2023 Note

During the three-months ended June 30, 2025 and 2024, the Company recognized interest expense of $62,827 and $69,100, respectively, which includes OID amortization of $0 and $11,796, respectively, in connection with the Alvin Fund 2023 Note. During the six-months ended June 30, 2025 and 2024, the Company recognized interest expense of $124,965 and $162,102, respectively, which includes OID amortization of $0 and $62,913, respectively, in connection with the Alvin Fund 2023 Note. As of  June 30, 2025 and 2024, the Company issued an aggregate of 39,778 and 19,065 shares of unregistered restricted shares of common stock, respectively, with a fair value of $124,964 and $79,627, respectively, to Alvin Fund in lieu of cash payments for interest under the Alvin Fund 2023 Note. On April 22, 2024, the Company and Alvin Fund LLC amended the Alvin Fund 2023 Note to extend the maturity from February 12, 2025 to April 15, 2026 and increase the interest rate from 8% to 12% per annum. The Company determined that the Amended Alvin Fund 2023 Note resulted in a debt modification and recorded in the second quarter of 2024 a loss on debt extinguishment of $189,731 in our condensed consolidated statement of operations (See Note 16).

Kips Bay Select LP Unsecured 2025 Convertible Note

On January 10, 2025, the Company entered into a securities purchase agreement (“2025 Kips Bay Agreement”) for an unsecured convertible promissory note (the “2025 Kips Bay Note”) with Kips Bay with a principal amount of $10,638,298, of which $5,000,000 was funded in cash on January 13, 2025 with an original issue discount of $319,149. On March 11, 2025, the Company received additional funding of $5,000,000, which resulted in a principal amount for such second tranche of $5,319,149 (that is, an additional $5,000,000 in cash plus an additional $319,149 of original issue discount). The full principal is due on April 10, 2026. Interest is payable monthly at a rate of 6% per annum. In accordance with the agreement, in 2025, the Company issued 110,059 shares of its common stock (44,024 restricted and 66,035 registered) with a fair value of $531,915 as debt issuance costs. The amount was recognized as additional discount on the note. The 2025 Kips Bay Note contains conversion terms that are based on percentages of trading price and volumes. The terms require the conversion option to be bifurcated as a derivative. The initial derivative recorded totaled $1,920,000 and resulted in additional discount on the note (see Note 12).

During the three and six-months ended June 30, 2025, the Company recognized interest expense of $369,714 and $644,598, respectively, which includes OID amortization of $271,555 and $483,446, in connection with the 2025 Kips Bay Note.

During 2025, pursuant to the 2025 Kips Bay Note, the Company issued 4,120,225 shares of the Company's common stock to Kips Bay with a fair value of $10,739,742 at an average conversion price of $2.61 (See Note 16).

The loss on debt conversion recognized during the six-months ended June 30, 2025 was calculated as follows:

Principal converted	$8,447,773
Debt discount associated with principal converted	(2,199,306)
Accrued interest payable converted	134,125
Derivative liability converted	1,026,319
Total	7,408,911
Fair value of stock issued (4,120,225 shares)	10,739,742
Loss on conversion of debt	$(3,330,831)

AQMS Note

During the three-months ended June 30, 2025 and 2024, the Company recognized interest expense of $0 and $9,737, respectively, in connection with the AQMS note payable. During the six-months ended June 30, 2025 and 2024, the Company recognized interest expense of $2,407 and $23,124, respectively, in connection with the AQMS note payable. As of March 26, 2025, the AQMS note payable was paid off in full.

NOTE 10         COMMITMENTS AND CONTINGENCIES

COMSTOCK MINERAL ESTATE LEASE PAYMENTS

We lease certain mineral rights and properties under leases expiring at various dates through 2027. Future minimum annual lease payments, including royalty and rental payments, under these existing lease agreements are as follows at June 30, 2025:

Year	Leases
Remainder of 2025	$—
2026	12,000
2027	12,000
Total minimum annual lease payments	$24,000

NORTHERN COMSTOCK OPERATING AGREEMENT

The Company has an Operating Agreement with Northern Comstock LLC, as amended August 27, 2015. The Operating Agreement requires that the Company make monthly cash contributions of $30,000 for eleven months each calendar year to Northern Comstock LLC and an annual contribution in the amount of $482,500 payable in stock or cash. During the three-months ended June 30, 2025 and 2024, the Company recognized expense associated with the Operating Agreement of $222,236 in selling, general, and administrative expense on the condensed consolidated income statements. During the six-months ended June 30, 2025 and 2024, the Company recognized expense associated with the Operating Agreement of $444,472 in selling, general, and administrative expense on the condensed consolidated income statements. At June 30, 2025 and  December 31, 2024, approximately $570,000 and $390,000, respectively, in scheduled cash contributions were included in accounts payable on the condensed consolidated balance sheets. The Company anticipates making these contribution payments through the remainder of the required term ( September 2026) to fully satisfy the obligation.

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

The Company is required to spend a minimum of $250,000 per quarter on commercially reasonable research, development and commercialization activities. As of June 30, 2025, this commitment remains satisfied (see Note 4).

INVESTMENT IN LICENSED TECHNOLOGY

Developer (see Note 3)

On March 1, 2024, the Company and Developer entered into the DSA to advance technologies owned by the Company's subsidiary that incorporate applications of intellectual properties owned by the Developer (“Developer IP”) (See Note 3). For the three-months ended June 30, 2025 and 2024, the Company recorded $350,700 and $350,700, respectively, as research and development expense in the condensed consolidated statements of operations. For the six-months ended June 30, 2025 and 2024, the Company recorded $701,400 and $467,600, respectively, as research and development expense in the condensed consolidated statements of operations. On March 1, 2024, Developer granted the Company an exclusive license to use Developer IP to produce fuel (“Fuels License”) and treat water (“Water License” and, together with the Fuels License, the “Comstock License Agreements”) in exchange for royalty fees based on the production and sales of qualified products. The Comstock License Agreements also require the Company to pay minimum royalty fees equal to $20,000 on the earlier to occur of 240 days after receiving a patent for the Developer IP, and, commenced on February 15, 2025, and for each year thereafter, (i) $10,000 in year 1 and 2, (ii) $25,000 in year 3 and 4, and (iii) $75,000 in year 5 and thereafter. The Company also agreed to pay for certain outstanding and future patent costs, as well as a new patent filing fees for each new patent application added to the Licensed Patent Rights deriving from Developer individually ($10,000) or together with the Company ($5,000). The scope of the Water License is exclusive unless Comstock elects not to invest a minimum of $100,000 per calendar quarter after completion of Phase 1. As of  June 30, 2025, in accordance with the funding commitments under the Comstock License Agreements, the Company paid $205,204 of patent fee expense. As of  June 30, 2025, payables to the Developer included in accounts payable on the condensed consolidated balance sheet was $1,519,700.

NREL

On October 1, 2024, the Company entered into an agreement with a managing and operating contractor of the U.S. Department of Energy’s (“DOE”) National Renewable Energy Laboratory (“NREL”). The agreement provides that the Company fund the research which includes the use of its pilot facility, equipment and laboratory in Wisconsin. The ongoing funding commitment is $1.5 million, $1.7 million, and $1.5 million, during 2025, 2026, and 2027, respectively. For the three and six-months ended  June 30, 2025, $404,232 and $808,464, respectively, has been funded under the agreement and recognized as research and development expense.

On October 1, 2024, the Company entered into an exclusive licensing agreement with the same party whereby the Company obtained exclusive license in existing or future patent rights associated with the research.  The licensing agreement required the Company to pay fees of $100,000 that were recognized as research and development expense during the year ended December 31, 2024.  Under this licensing agreement, the Company will pay a royalty fee equal to 3% of net sales. The agreement includes minimum annual royalty payments that are not applied against future years’ royalty payments. For the six-months ended  June 30, 2025, the Company paid $65,000 in annual royalty fees recognized as research and development expense in our condensed consolidated statement of operations. Annual royalty payments are as follows:

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

Marathon Petroleum Corporation

Investment Agreements

On February 28, 2025, Comstock Fuels entered into a series of definitive agreements with Virent, involving the purchase of $14.0 million in Comstock Fuels equity as part of Comstock Fuels’ planned Series A preferred equity financing (“Series A Financing”), subject to a $700 million valuation cap (“Investment”). The purchase price includes $1.0 million in cash and $13.0 million in the Marathon SAFE Note issued in exchange for payment-in-kind assets comprised of equipment, related intellectual properties, and other materials located at Marathon’s former renewable fuel demonstration facility in Madison, Wisconsin (“Payment-In-Kind Assets”), on and subject to the terms and conditions of the applicable transaction documents (“Investment Agreements”). On February 28, 2025, the Payment-In-Kind Assets were transferred to the Company. The Payment-In-Kind Assets were valued based on the fair value of the Marathon SAFE Note, which was recorded as a liability on the condensed consolidated balance sheet as of June 30, 2025. The fair value of the SAFE was determined to be $12.0 million, calculated by discounting the $13.0 million principal amount using estimated time periods and a 35% discount rate (see Note 12). The cash portion of the Investment will be made within five business days of the execution by Comstock Fuels of third-party investment agreements for at least $25,000,000 in planned Series A Financing cash proceeds. The Investment Agreements included (i) a simple agreement for future equity governing the portion of the Investment issued in exchange for the Payment-In-Kind Assets; (ii) an asset transfer agreement to assign the Payment-In-Kind Assets; (iii) a license agreement covering applicable intellectual properties (“License Agreement”); and (iv) a letter agreement to provide post-closing conditions (“Letter Agreement”). Ancillary agreements delivered in connection with the Investment Agreements included a board observer agreement executed as of the Effective Date by and between Comstock Fuels and MPC Investment LLC (“MPC”), a subsidiary of Marathon, under which Comstock Fuels granted MPC board observation rights in connection with the Investment (“Board Observer Agreement”). Separately, Comstock Fuels executed a commercial lease agreement for Marathon’s former renewable fuels facility located in Madison, Wisconsin (“Madison Facility”) (see Note 8).

License Agreement

Comstock Fuels will use the Madison Facility to increase Comstock Fuels’ current pilot production capabilities, including the integration of those facilities with the existing facilities in Wausau, Wisconsin, leveraging Comstock Fuels’ patented, patent pending, and proprietary lignocellulosic biomass refining technologies (“Comstock IP”). The License Agreement provides for the grant by Virent to Comstock Fuels of a non-exclusive, non-transferable, non-assignable, non-sublicensable, perpetual, royalty-free license under the Virent IP solely for research and development purposes associated with the Virent equipment (“Included Virent IP”), excluding applications involving the heterogenous catalysis of biomass-derived sugars (“Reserved License Field”). The License Agreement provides for Virent and Comstock Fuels to coordinate in good faith to obtain an additional license for the Reserved License Field for research and development purposes. Comstock also granted Marathon a reciprocal royalty-free, non-exclusive, sublicensable worldwide license to any improvements or additional intellectual property related to the Included Virent IP, excluding improvements to Comstock IP. The parties additionally agreed to negotiate in good faith for a commercial license in the event that a commercial opportunity is identified for the Included Virent IP, and Virent granted Comstock Fuels a right of first refusal in the event that Virent transfers some or all of the Included Virent IP to a third party, subject to applicable pre-existing rights held by third parties. The Virent IP consists of the transfer of know-how in order to use the Payment-In-Kind Assets and does not represent any standalone value to the Company, thus, no value was assigned to the Virent IP as of  June 30, 2025.

Letter Agreement

The Letter Agreement requires the cash portion of the Investment to be made within five business days of the execution by Comstock Fuels of third-party investment agreements for at least $25,000,000 in Series A equity financing. The Letter Agreement additionally requires Comstock Fuels to grant Virent a lien on the Virent Equipment if Comstock Fuels does not complete $25,000,000 in the Series A equity financing within nine months of the Effective Date. The Letter Agreement additionally reiterated certain elements of the February 6, 2025, term sheet by and between the Company, (i) a definitive offtake agreement under which Marathon or its affiliates will purchase advanced biomass-based intermediates and fuels from Comstock Fuels’ planned commercial demonstration facility; and (ii) a joint development agreement under which Marathon or its affiliates will provide support services to Comstock Fuels in exchange for a warrant which creates the option for Marathon to purchase additional equity in Comstock Fuels. As of  June 30, 2025, $20.0 million of Series A equity financing has been completed.

OTHER

The Company agreed to pay each of the independent directors a total of $160,000 annually, in cash or shares of common stock, which includes an annual cash payment of $60,000 plus chair and committee meeting fees. The Chair of each Committee is paid an additional cash payment of $20,000 annually. For the three-months ended June 30, 2025 and 2024, the Company recognized director fees expenses of $200,000 and $200,000, respectively. For the six-months ended June 30, 2025 and 2024, the Company recognized director fees expenses of $400,000 and $425,000, respectively. As of  June 30, 2025 and December 31, 2024, director fees compensation included in accounts payable on the condensed consolidated balance sheet was $107,500 and $177,500, respectively. As of  June 30, 2025 and December 31, 2024, the Company accrued $1,250,000 and $1,000,000, respectively, in director fee compensation associated with the director fees payable expected to be satisfied with shares of the company's common stock that is expected to be issued in 2025 and paid annually and is included in other long-term liabilities on the condensed consolidated balance sheet.

We are involved in claims and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

NOTE 11         EQUITY

Issuance of Registered Shares of Common Stock

2025 Issuances

On February 3, 2025, the Company issued 66,035 registered shares of its common stock for debt-issuance costs equal to 3% of the principal amount of the 2025 Kips Bay Note with a fair value of $319,149 (see Note 9).

Issuance of Unregistered Shares of Common Stock

2025 Issuances

During the six-months ended  June 30, 2025, the Company issued 93,059 shares of unregistered restricted shares of its common stock with a fair value of $284,526 to Alvin Fund LLC in lieu of payment of interest under the Alvin Fund 2022 and 2023 Notes (see Note 9).

During the six-months ended  June 30, 2025, pursuant to the 2025 Kips Bay Note, the Company issued 4,120,225 shares of the Company's common stock to Kips Bay with a fair value of $10,739,742 at an average conversion price of $2.61 (see Note 9).

On June 12, 2025, the Company issued 200,000 shares of unregistered restricted shares of its common stock with a fair value of $700,000 to Decommissioning Services in accordance with the Amended Agreement (see Note 8).

On June 10, 2025, the Company issued 2,000,000 shares of unregistered restricted shares of its common stock with a fair value of $5,780,000 to Flux Photon Corporation and affiliates in accordance with the Amendment to the FPC Asset Purchase Agreement (see Notes 6 and 12).

On May 13, 2025, the Company executed subscription agreements with two investors for private placement and issued 625,000 shares of unregistered restricted shares of its common stock for $1,500,000.

On March 20, 2025, the Company issued 985,000 shares of unregistered restricted shares of its common stock with a fair value of $2,482,200 to American Science and Technology Corporation in accordance with the lease amendment (see Note 8).

On February 28, 2025, the Company issued 775,000 shares of unregistered restricted shares of its common stock with a fair value of $1,860,000 to the Former LINICO CEO in accordance with a LINICO acquisition-related payable (see Note 7).

On January 27, 2025, the Company issued 44,024 shares of unregistered restricted shares of its common stock for debt-issuance costs equal to 2% of the principal amount of the 2025 Kips Bay Note with a fair value of $212,766 (see Note 9).

2024 Issuances

During the six-months ended June 30, 2024, the Company issued 61,502 shares of unregistered restricted shares of its common stock with a fair value of $240,066 to Alvin Fund LLC in lieu of payment of interest under the Alvin Fund 2022 and 2023 Notes (see Note 9).

On May 22, 2024, the Company issued 125,000 shares of restricted common stock of the Company to our chief executive officer for $500,000 (see Note 15).

On April 19, 2024, the Company issued 100,000 shares of restricted unregistered common stock to a single investor for $250,000.

On April 19, 2024, the Company issued 56,101 restricted common stock of the Company for a fair value of $162,693 to a professional services firm for consideration related to the Company's marketing services agreement.

On April 11, 2024, pursuant to the amendment in connection with the Haywood lease, the Company issued 150,000 shares of common stock of the Company to Decommissioning Services with a fair value of $509,850 (see Note 8).

On April 10, 2024, pursuant to the AST License Agreement Amendments, the Company issued 497,500 shares of common stock of the Company to AST with a fair value of $1,587,025 (see Note 8).

On March 27, 2024, the Company issued 25,000 shares of unregistered restricted common stock with a fair value of $85,000 to ClearThink as payment for commitment fees under the 2024 ClearThink Agreement.

On January 11, 2024, the Company issued 30,893 restricted shares of its common stock for debt-issuance costs with a fair value of $157,895 (see Note 9).

Noncontrolling Interest

For consolidated entities in which our ownership is less than 100%, we record a non-controlling interest as a component of equity on the condensed consolidated balance sheets, which represents the third-party ownership in the net assets of the respective consolidated subsidiary. Additionally, the portion of the net income or loss attributable to the non-controlling interest is reported as net income (loss) attributable to non-controlling interest on the condensed consolidated statements of operations. Changes in ownership interests in an entity that do not result in deconsolidation are generally recognized within equity.

On May 22, 2025, Bioleum, entered into an agreement with an investor to close on the first $20 million in direct Convertible Preferred Stock - Series A equity investment. As part of the agreement, the investor received equity in Bioleum and the Company recognized non-controlling equity interest and additional paid in capital of $663,638 and $19,336,362, respectively, in our condensed consolidated balance sheet. On May 22, 2025, Bioleum issued 2.0 million Series 2 Convertible Preferred Shares to the Founder Group in exchange for the assignment of additional developed technologies. As part of the exchange, the Founder Group received equity in Bioleum and the Company determined that the fair value of the Bioleum shares assigned to the Founder Group was $5,280,000 (see Note 12) which was recognized as an intangible asset and non-controlling equity interest and additional paid in capital of $2,636,382 and $2,643,618, respectively, in our condensed consolidated balance sheet (see Note 6). The Company attributes Bioleum earnings and losses to non-controlling interests using the hypothetical-liquidation book value (“HLBV”) method, which is a balance sheet-oriented approach. Under the HLBV method, Bioleum income and losses are attributed to each unit based on changes to the amounts that each unit would hypothetically receive at each period end under the liquidation provisions of the Bioleum Amended and Restated Certificate of Incorporation, assuming the net assets of Bioleum were liquidated at their carrying values determined in accordance with GAAP. The proportion of earnings and losses attributed to non-controlling interests under HLBV is subject to change as Bioleum net assets change. As of June 30, 2025, the Company’s preference from the Series 1 Convertible Preferred Shares exceeds Bioleum’s net assets. As a result, earnings and losses of Bioleum are fully attributed to the Company.

On March 1, 2023, Comstock Metals LLC (“Comstock Metals”), a wholly owned subsidiary of the Company, entered into an Employment Agreement with the President of Comstock Metals (“Metals President”). As part of this agreement, the Metals President was to receive 20% of the equity in Comstock Metals, vesting evenly, over a five-year period which commenced on March 1, 2023 through March 1, 2028. On March 1, 2024, the first tranche vested reducing the Company’s ownership in Comstock Metals to 96% with a non-controlling interest of 4%. On December 30, 2024, Comstock Metals the Metals President entered into a Rescission Agreement to rescind the Employment Agreement and cancel the Metals President vesting of equity in Comstock Metals. The rescission resulted in a decrease in non-controlling interest and a corresponding increase to additional paid in capital of $91,156 during the year ended December 31, 2024. For the three and six-months ended  June 30, 2024, the Company recognized share-based compensation expense of $43,150 and $86,300, respectively, associated with the rescinded agreement. During 2025, the Company did not recognize share-based compensation expense associated with the rescinded agreement. As of  June 30, 2025 and December 31, 2024, the Company owned 100% of Comstock Metals.

Warrants

Outstanding warrants at June 30, 2025 and  December 31, 2024 are as follows:

	Number of Warrants	Exercise Price	Expiration Date
GHF, Inc.	20,000	$4.56	December 31, 2025
GHF, Inc.	50,000	$4.56	December 31, 2025
GHF, Inc.	50,000	$4.56	December 31, 2025
Alvin Fund LLC	100,000	$4.56	December 31, 2025
Total Outstanding warrants	220,000

During the six-months ended June 30, 2025 and 2024, no warrants to purchase common stock were issued, exercised, or expired.

NOTE 12

FAIR VALUE MEASUREMENTS

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2025:

		Fair Value Measurements at
		June 30, 2025
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Haywood derivative	$617,167	$—	$617,167	$—
Total assets measured at fair value	$617,167	$—	$617,167	$—

Liabilities:
2025 Kips Bay convertible debt derivative	$220,000	$—	$—	$220,000
FPC derivative	3,557,000	—	3,557,000	—
Marathon SAFE Note	12,000,000	—	—	12,000,000
Total liabilities measured at fair value	$15,777,000	$—	$3,557,000	$12,220,000

The following table presents our assets measured at fair value on a recurring basis at  December 31, 2024:

Fair Value Measurements at
December 31, 2024
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Haywood derivative	$1,529,850	$—	$1,529,850	$—
Total assets measured at fair value	$1,529,850	$—	$1,529,850	$—

VALUATION METHODOLOGIES

Following is a description of the valuation methodologies used for the Company's financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Derivatives

The Company has several derivatives associated with its common stock including make-whole commitments and debt conversion options. The following tables presents changes in our derivative assets and liabilities for the three and six-months ended June 30, 2025 and 2024, measured at fair value:

	For the Three-Months Ended June 30, 2025
	As of March 31, 2025	(Additions) Deductions	Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of June 30, 2025
2025 Kips Bay convertible debt derivative	$(920,000)	$527,963	$172,037	$—	$(220,000)
FPC derivative	—	(5,087,000)	1,530,000	—	(3,557,000)
LINICO acquisition-related payable derivative	(309,000)	(60,170)	369,170	—	—
AST derivative	392,000	(1,396,744)	1,004,744	—	—
Haywood derivative	14,942	700,000	(207,775)	110,000	617,167
Total derivative assets (liabilities) at fair value	$(822,058)	$(5,315,951)	$2,868,176	$110,000	$(3,159,833)

	For the Six-Months Ended June 30, 2025
	As of December 31, 2024	(Additions) Deductions	Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of June 30, 2025
2025 Kips Bay convertible debt derivative	$—	$(893,682)	$673,682	$—	$(220,000)
FPC derivative	—	(5,087,000)	1,530,000	—	(3,557,000)
LINICO acquisition-related payable derivative	—	(400,170)	400,170	—	—
AST derivative	—	(916,204)	916,204	—	—
Haywood derivative	1,529,850	700,000	(1,842,683)	230,000	617,167
Total derivative assets (liabilities) at fair value	$1,529,850	$(6,597,056)	$1,677,373	$230,000	$(3,159,833)

	For the Three-Months Ended June 30, 2024
	As of March 31, 2024	(Additions) Deductions	Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of June 30, 2024
2023 Kips Bay convertible debt derivative	$(1,440,000)	$430,520	$539,480	$—	$(470,000)
LINICO acquisition-related payable derivative	(2,893,325)	—	(359,104)	—	(3,252,429)
Haywood derivative	(1,160,000)	409,850	(48,000)	120,000	(678,150)
GenMat derivative	240,478	(694,970)	(209,872)	664,364	—
Total derivative assets (liabilities) at fair value	$(5,252,847)	$145,400	$(77,496)	$784,364	$(4,400,579)

	For the Six-Months Ended June 30, 2024
	As of December 31, 2023	(Additions) Deductions	Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of June 30, 2024
2023 Kips Bay convertible debt derivative	$(1,360,000)	$(166,081)	$1,056,081	$—	$(470,000)
LINICO acquisition-related payable derivative	(2,383,162)	—	(869,267)	—	(3,252,429)
Haywood derivative	(875,000)	409,850	(333,000)	120,000	(678,150)
GenMat derivative	(781,966)	(694,970)	(687,428)	2,164,364	—
Total derivative assets (liabilities) at fair value	$(5,400,128)	$(451,201)	$(833,614)	$2,284,364	$(4,400,579)

At June 30, 2025 and  December 31, 2024, the fair value of the Haywood derivative asset and derivative liabilities (FPC and Kips Bay) were based on a trading price of the Company’s shares of $3.79, and $8.00, respectively. At  June 30, 2024, fair value of the LINICO and the Haywood derivatives were based on a trading price of the Company’s shares of $1.60.

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

During the three and six-months ended  June 30, 2025, the Company recorded a gain of $172,037 and $673,682, respectively, for the change in the fair value of the derivative. During six-months ended  June 30, 2025, $1,026,319 of the derivative liability decreased in connection with the conversion of the related debt into shares of common stock. The derivative liability was classified within Level 3 of the valuation hierarchy.

In 2025, the range of variables used to calculate the original fair value of the conversion option derivative and the fair value on the dates of conversion are as follows.

Stock Price	Discount Rate	Volatility	Risk Free Rate
Conversion price equal to 88% of the 7 day minimum VWAP	35%	103.0% to 134.0%	3.93% to 4.24%

FPC Derivative Instrument

On May 21, 2025, in connection with execution and delivery of the Bioleum Transaction Documents, the Company and FPC entered into the FPC Asset Purchase Agreement Amendment and issued 2,000,000 shares of common shares of the Company, 1,700,000 of such shares will go towards settling $10.0 million of the Earn Out, with true up provisions for any proceeds received by FPC that are below or in excess of $10.0 million (see Note 6). The Company further agreed to register the Company's common stock for resale by Flux under the Securities Act of 1933, as amended, which became effective on June 30, 2025.

The Company issued FPC 1,700,000 shares of its common stock with a fair value of $4,913,000 and recorded a derivative liability of $5,087,000 based on the $2.89 closing price per share of our common stock. The settlement is designed to fully satisfy the existing obligation of $10.0 million. During the three and six-months ended June 30, 2025, the Company recorded a gain of $1,530,000 for the change in the fair value of the derivative. The derivative liability was classified within Level 2 of the valuation hierarchy.

LINICO Acquisition-Related Payable Derivative Instrument

On February 28, 2025, the Company agreed to make cash payments of $148,853 and issue common shares of the Company valued at $2,200,000 to settle all amounts payable for the acquisition of LINICO to the Former LINICO CEO in full (see Note 7). The Company agreed to make up any shortfall if the proceeds from the sale of the shares are less than $2.2 million, and Former LINICO CEO agreed to refund any excess proceeds. In March 2025, the Company issued to Former LINICO CEO 775,000 shares of its common stock with a fair value $1,860,000 and recorded a derivative liability of $340,000. The Company further agreed to register the Company's common stock for resale by Former LINICO CEO under the Securities Act of 1933, as amended, which became effective on March 28, 2025. The settlement is designed to fully satisfy the existing obligation of over $3.2 million and resulted in an estimated gain of $845,000 reflected in gain on extinguishment of liability on our condensed consolidated statement of operations. During the three and six-months ended June 30, 2025, the Company recorded a gain of $369,170 and $400,170, respectively, for the change in the fair value of the derivative. The derivative liability was classified within Level 2 of the valuation hierarchy. At  June 30, 2025, the Company fulfilled our commitment requirements which satisfied the make-whole provision and removed the requirement to account for the commitment as a derivative.

AST Derivative Instrument

On March 20, 2025, the Company recognized a derivative asset on the condensed consolidated balance sheets in connection with the Second License Agreement Amendments (see Note 8). On that date, the $480,540 fair value of the derivative asset was determined based on the excess of the fair value of 1,207,166 shares of our common stock issued to and held by AST over the $3.5 million contractual stock consideration required under the agreement. The value of the shares was based on the $2.52 closing price per share of our common stock on that date. The Company further agreed to register the Company's common stock for resale by AST under the Securities Act of 1933, as amended, which became effective on April 7, 2025. At June 30, 2025, the fair value of the Company's common stock held by AST of 154,656 shares was based on the closing price per share of our common stock with a fair value of the receivable of $437,677 (see Note 8). During the three and six-months ended June 30, 2025, the Company recorded a gain of $1,004,744 and $916,204, respectively, for the change in the fair value of the derivative. The derivative asset was classified in Level 2 of the valuation hierarchy. At  June 30, 2025, the Company fulfilled our commitment requirements which satisfied the make-whole provision and removed the requirement to account for the commitment as a derivative.

Haywood Derivative Instrument

On April 7, 2022, the Company recognized a derivative asset on the condensed consolidated balance sheets in connection with the lease from Haywood (see Note 8). On that date, the $245,000 fair value of the derivative asset was determined based on the excess of the fair value of 150,000 shares of our common stock issued to and held by Haywood and a deposit of $50,000 over the initial $2,100,000 contractual stock consideration required under the agreement. The agreement was amended in 2024 (see Note 8) increasing the commitment by $100,000 from $2.1 million to $2.2 million. On April 11, 2024, the Company issued an additional 150,000 shares of our common stock to Haywood in accordance with the amendment which has a fair value of $509,850 at the closing price of $3.40. On June 9, 2025, the agreement was amended and the Company issued an additional 200,000 shares of our common stock to Haywood in accordance with the amendment which has a fair value of $700,000 at the closing price of $3.50 (see Note 8).

During the six-months ended  June 30, 2025 and the year-ended  December 31, 2024, the Company paid Haywood $230,000 and $420,000, respectively, which resulted in a decrease in contractual stock consideration. As of  June 30, 2025, Decommissioning Services sold 290,000 shares of the Company's stock for net proceeds of $971,268. At June 30, 2025, the fair value of the 210,000 shares was based on the closing price per share of our common stock of $3.79 and the fair value of the derivative asset was $617,167. During the three and six-months ended June 30, 2025, the Company recorded a loss of $207,775 and $1,842,683, respectively, for the change in the fair value of the derivative. The derivative asset is classified within Level 2 of the valuation hierarchy.

Marathon SAFE Note Instrument

On February 28, 2025, Comstock Fuels entered into a series of definitive agreements with Virent, involving the purchase of Comstock Fuels equity as part of Comstock Fuels’ planned Series A Financing (see Notes 5 and 10). At March 31, 2025, the Company recognized the Marathon SAFE Note liability of $12.0 million on the condensed consolidated balance sheets in connection with the agreement with Virent and elected to account the Marathon SAFE Note liability under the fair value option. The Marathon SAFE Note liability was estimated with assistance from third-party valuation specialists and valued using a probability weighted present value of the Marathon SAFE Note with the discount factor based on published venture capital rate of returns of 35% and a discounting period range of 0.25 to 0.84 years. At  June 30, 2025, the Marathon SAFE Note liability was estimated at $12.0 million and valued using a probability weighted present value of the Marathon SAFE Note with the discount factor based on published venture capital rate of returns of 35% and a discounting period range of 0.25 to 0.75 years. The Marathon SAFE Notes' fair value as of June 30, 2025, remains the same as its initial valuation, primarily given the short period until its expected redemption. The Marathon SAFE Note liability was classified within Level 3 of the valuation hierarchy.

Founders Shares

The Founder Group received equity in Bioleum (see Notes 6 and 11) and the fair value of the Founders Shares were estimated with assistance from third-party valuation specialists and valued using a historical cost approach and an option pricing analysis of the Founders Shares with the discount factor based on published venture capital rate of returns of 50%, an option term of 5 years, a risk-free rate of 4.11%, a marketability discount of 40% and peer volatility of 108%. The Founders Shares were classified within Level 3 of the valuation hierarchy. The initial fair value determination of the Founder Shares at the date of issuance is a non-recurring event.

Other Financial Instruments

At June 30, 2025, the carrying amount of cash and cash equivalents, notes receivable and debt carried at amortized costs, approximates fair value because of the short-term maturity of these financial instruments.

NOTE 13         NET INCOME (LOSS) PER COMMON SHARE

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

Net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. For the three and six-months ended June 30, 2025 and 2024, all common stock equivalent shares, including warrants to purchase common stocks and a conversion option on a convertible debt, are antidilutive.

NOTE 14         SEGMENT REPORTING

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

The Company’s total revenue for the three-months ended  June 30, 2025, consisted of the following:

				Strategic
	Fuels	Metals	Mining	Investments	Corporate	Total
Mining and Real Estate	$—	$—	$32,250	$—	$4,300	$36,550
Decommissioning Services	—	296,789	—	—	—	296,789
Off-take	—	6,207	—	—	—	6,207
Total Revenue	$—	$302,996	$32,250	$—	$4,300	$339,546

The Company’s total revenue for the three-months ended  June 30, 2024, consisted of the following:

				Strategic
	Fuels	Metals	Mining	Investments	Corporate	Total
Mining and Real Estate	$—	$—	$422,425	$—	$4,800	$427,225
Recycling	—	7,599	—	—	—	7,599
Total Revenue	$—	$7,599	$422,425	$—	$4,800	$434,824

The Company’s total revenue for the six-months ended  June 30, 2025, consisted of the following:

				Strategic
	Fuels	Metals	Mining	Investments	Corporate	Total
Mining and Real Estate	$—	$—	$64,500	$—	$9,100	$73,600
Decommissioning Services	—	1,040,701	—	—	—	1,040,701
Off-take	—	11,060	—	—	—	11,060
Total Revenue	$—	$1,051,761	$64,500	$—	$9,100	$1,125,361

The Company’s total revenue for the six-months ended  June 30, 2024, consisted of the following:

				Strategic
	Fuels	Metals	Mining	Investments	Corporate	Total
Mining and Real Estate	$—	$—	$843,576	$—	$9,600	$853,176
Recycling	—	7,599	—	—	—	7,599
Total Revenue	$—	$7,599	$843,576	$—	$9,600	$860,775

For the six-months ended  June 30, 2025, one customer, RWE, accounted for over 10% of our revenues. For the six-months ended June 30, 2024, one customer, Mackay Precious Metals Inc., accounted for over 10% of our revenues. At  June 30, 2025, two customers, RWE and Mackay Precious Metals Inc., accounted for over 10% of our accounts receivable balance. At December 31, 2024, one customer, Mackay Precious Metals Inc., accounted for over 10% of our accounts receivable balance. At June 30, 2025, Comstock Metals billed $2.31 million of which $1.05 million was for decommissioning services and recorded as revenue and $1.1 million of which represents fees for recycling services that have not yet been completed and are recognized a deferred revenue. As of  June 30, 2025, total deferred revenue for these services were $1.40 million.

Three-Months Ended
June 30, 2025	Fuels	Metals	Mining	Strategic Investments	Corporate / Other	Total
Revenue	$—	$302,996	$32,250	$—	$4,300	$339,546

Cost of goods sold	$—	$814,001	$—	$—	$—	$814,001

Selling and marketing	$121,901	$11,806	$—	$—	$137,844	$271,551

General and administrative	$1,373,335	$703,087	$420,519	$4,076	$1,862,522	$4,363,539

Research and development	$1,922,056	$36,175	$316	$—	$162,098	$2,120,645

Depreciation and amortization	$508,450	$63,510	$45,335	$—	$19,397	$636,692

Gain on sale of mineral rights	$—	$—	$(200,000)	$—	$—	$(200,000)

Loss from operations	$(3,925,742)	$(1,325,583)	$(233,920)	$(4,076)	$(2,177,561)	$(7,666,882)

Total other income (expense), net	$963,112	$—	$(153,692)	$369,170	$(1,338,651)	$(160,061)

Net income (loss)	$(2,962,630)	$(1,325,583)	$(387,612)	$365,094	$(3,516,212)	$(7,826,943)

Interest Expense	$102,336	$—	$874	$—	$670,852	$774,062

Equity method investment income (loss)	$(24,000)	$—	$—	$—	$—	$(24,000)

Acquisition of intangible assets	$20,735,617	$—	$—	$—	$—	$20,735,617

Capital Expenditures	$396,530	$72,169	$—	$—	$—	$468,699

Total Assets as of June 30, 2025	$67,126,128	$7,631,702	$27,030,322	$45,278,423	$1,150,382	$148,216,957

Three-Months Ended
June 30, 2024	Fuels	Metals	Mining	Strategic Investments	Corporate / Other	Total
Revenue	$—	$7,599	$422,425	$—	$4,800	$434,824

Selling and marketing	$1,450	$5,054	$—	$—	$183,985	$190,489

General and administrative	$(6,224)	$230,952	$470,756	$3,659	$1,903,190	$2,602,333

Research and development	$2,116,792	$170,443	$—	$1,287	$259,945	$2,548,467

Depreciation and amortization	$235,260	$358,427	$45,158	$270	$17,602	$656,717

Income (loss) from operations	$(2,347,278)	$(757,277)	$(93,489)	$(5,216)	$(2,359,922)	$(5,563,182)

Total other income (expense), net	$(117,895)	$—	$32,169	$(775,912)	$(2,227,452)	$(3,089,090)

Net loss	$(2,465,173)	$(757,277)	$(61,320)	$(781,128)	$(4,587,374)	$(8,652,272)

Interest Expense	$70,192	$—	$2,143	$—	$710,105	$782,440

Equity method investment income (loss)	$(48,400)	$—	$6,054	$(606,935)	$—	$(649,281)

Capital Expenditures	$—	$109,999	$—	$—	$—	$109,999

Total Assets as of December 31, 2024	$11,015,850	$6,617,437	$27,505,049	$44,628,544	$1,543,001	$91,309,881

Six-Months Ended
June 30, 2025	Fuels	Metals	Mining	Strategic Investments	Corporate / Other	Total
Revenue	$—	$1,051,761	$64,500	$—	$9,100	$1,125,361

Cost of goods sold	$—	$1,700,797	$—	$—	$—	$1,700,797

Selling and marketing	$122,889	$25,350	$—	$—	$360,686	$508,925

General and administrative	$1,698,168	$1,197,638	$584,757	$5,751	$3,898,316	$7,384,630

Research and development	$4,798,998	$72,802	$1,757	$—	$551,006	$5,424,563

Depreciation and amortization	$756,031	$126,129	$90,623	$—	$39,293	$1,012,076

Gain on sale of mineral rights	$—	$—	$(200,000)	$—	$—	$(200,000)

Income (loss) from operations	$(7,376,086)	$(2,070,955)	$(412,637)	$(5,751)	$(4,840,201)	$(14,705,630)

Total other income (expense), net	$838,913	$—	$(1,743,168)	$400,170	$(1,711,159)	$(2,215,244)

Net income (loss)	$(6,537,173)	$(2,070,955)	$(2,155,805)	$394,419	$(6,551,360)	$(16,920,874)

Interest Expense	$187,845	$—	$1,795	$—	$1,243,566	$1,433,206

Equity method investment income (loss)	$17,438	$—	$—	$—	$—	$17,438

Acquisitions to intangible assets	$20,915,617	$—	$—	$—	$—	$20,915,617

Capital Expenditures	$430,581	$278,991	$—	$—	$—	$709,572

Total Assets as of June 30, 2025	$67,126,128	$7,631,702	$27,030,322	$45,278,423	$1,150,382	$148,216,957

Six-Months Ended
June 30, 2024	Fuels	Metals	Mining	Strategic Investments	Corporate / Other	Total
Revenue	$—	$7,599	$843,576	$—	$9,600	$860,775

Selling and marketing	$1,515	$5,575	$—	$—	$293,457	$300,547

General and administrative	$493,225	$505,619	$835,759	$(83,651)	$4,268,847	$6,019,799

Research and development	$2,539,662	$257,140	$—	$1,287	$642,391	$3,440,480

Depreciation and amortization	$472,364	$714,313	$90,273	$540	$35,205	$1,312,695

Income (loss) from operations	$(3,506,766)	$(1,475,048)	$(82,456)	$81,824	$(5,230,300)	$(10,212,746)

Total other income (expense), net	$(133,777)	$—	$(211,303)	$(2,329,825)	$(2,682,941)	$(5,357,846)

Net income (loss)	$(3,640,543)	$(1,475,048)	$(293,759)	$(2,248,001)	$(7,913,241)	$(15,570,592)

Interest Expense	$86,637	$—	$2,143	$—	$1,512,322	$1,601,102

Equity method investment income (loss)	$(48,400)	$—	$(3,646)	$(1,173,139)	$—	$(1,225,185)

Acquisitions to intangible assets	$—	$—	$—	$—	$—	$—

Capital Expenditures	$—	$465,938	$—	$—	$—	$465,938

Total Assets as of December 31, 2024	$11,015,850	$6,617,437	$27,505,049	$44,628,544	$1,543,001	$91,309,881

NOTE 15         RELATED PARTY TRANSACTIONS

The following related party transactions occurred during the six-months ended June 30, 2025 and 2024.

TRANSACTIONS INVOLVING SIERRA SPRINGS OPPORTUNITY FUND

At June 30, 2025, the Company’s total investment in SSOF has a carrying value of $20,225,000, representing 11,236,111 shares of common stock, or 17.40% of the total SSOF outstanding shares of common stock on a fully diluted, if converted basis. SSOF is a qualified opportunity zone fund, which owns 100% of SSE, a qualified opportunity zone business. SSE and its subsidiaries own or control approximately 2,500 acres of land, a manufacturing facility, significant senior, junior and effluent water rights, sewer rights and also owns and operates the Silver Springs Regional Airport LLC.

The Company's executive chairman and chief executive officer co-founded SSOF and Sierra Springs Enterprises Inc. (“SSE”), and serves as the chief executive officer of SSOF and as an executive of SSE along with a diverse team of qualified financial, capital markets, real estate and operational professionals that together govern, lead and manage SSOF and SSE. Our chief executive officer and two of our directors have invested $525,000 into SSOF consistent of 7,671,000 voting shares of SSOF which represents 11.88% of total as converted SSOF shares of common stock. The Company's chief executive officer has not received compensation from either SSOF or SSE.

TRANSACTIONS INVOLVING FLUX PHOTON CORPORATION ("FPC")

On September 7, 2021, the Company entered into the FPC Asset Purchase Agreement with FPC to acquire the FPC Assets. The purchase price payable for the FPC Assets was $18,000,000 payable in cash to FPC at a rate equal to 20% of the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its now and hereafter-existing subsidiaries, until the purchase price of $18,000,000 has been fully paid. The Company assigned the FPC Assets to the Company immediately after closing. On December 10, 2021, the FPC Asset Purchase Agreement was amended to provide for the payment by the Company of a $350,000 down payment against the purchase price, with a remaining performance-based cash payment of $17,650,000 required under the FPC Asset Purchase Agreement. The Company’s former chief technology officer and the former president of Comstock Fuels are indirect beneficiaries of all payments made to FPC under the FPC Asset Purchase Agreement. The Company additionally agreed to appoint the Company's former chief technology officer to the Company’s Board of Directors in connection with the Company’s acquisition of Comstock Innovations Corporation on September 7, 2021.

On December 28, 2023, the Company entered into an amendment (the “2023 FPC Asset Purchase Agreement Amendment”) with FPC to amend that certain Asset Purchase Agreement, dated on September 7, 2021, and amended on December 10, 2021 (as amended, the “FPC Asset Purchase Agreement”). Pursuant to the 2021 FPC Asset Purchase Agreement, the Company acquired certain intellectual property and related photocatalysis laboratory equipment (the “FPC Assets”). The original purchase price included a payable for the FPC Assets of $17,650,000, payable only from 20% of future cash flows defined as the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its now and hereafter-existing subsidiaries until the purchase prices has been fully paid. The 2023 FPC Asset Purchase Agreement Amendment reduced the purchase price payable to FPC to $16,850,000. On December 28, 2023, the Company paid $200,000 on this payable which was accounted for as an acquisition of intellectual property. The remaining balance of $16,650,000 will be paid to FPC from future cash flows. During 2024, the Company paid an additional $275,000 to FPC reducing the remaining payable from future cash flows to $16,375,000.

On May 21, 2025, in connection with the execution and delivery of the Bioleum Transaction Documents, the Company and FPC entered into the Amendment to the FPC Asset Purchase Agreement and issued 2,000,000 shares of common shares of the Company, 1,700,000 of such shares will go towards settling $10.0 million of the Earn Out, with true up provisions for any proceeds received by FPC that are below or in excess of $10.0 million, and the other 300,000 additional shares of common stock as settlement with certain FPC affiliates (see Note 6). The Company issued FPC 1,700,000 shares of its common stock with a fair value of $4,913,000 and recorded a derivative liability of $5,087,000 (see Note 12). The Company further agreed to register the Company's common stock for resale by Flux under the Securities Act of 1933, as amended, which became effective on June 30, 2025.

BIOLEUM FOUNDERS SHARES

Bioleum issued 2.0 million Series 2 Convertible Preferred Shares to the Founders Group in exchange for the assignment of additional developed technologies (see Notes 2, 6 and 11). A member of the Founders Group is an immediate family member of the chief executive officer.

PURCHASE OF METAL RECYCLING FURNACE

On December 15, 2023, the Company and Comstock Metals, signed an agreement in whereby Comstock Metals contributed a metal recycling furnace to the Company in exchange for $375,000 from an amount not exceeding 20% of excess cash flow generated by Comstock Metals, defined as excess cash available after the satisfaction of all planned growth capital for Comstock Metals and the repayment of intercompany loans. At June 30, 2025 and December 31, 2024, the metal recycling furnace is included in Properties, plant and equipment, net and the corresponding liability is included in other liabilities (long- term) on the condensed consolidated balance sheet. For the three-months ended June 30, 2025 and 2024, the Company recognized depreciation expense on the metal recycling furnace of $4,688. For the six-months ended June 30, 2025 and 2024, the Company recognized depreciation expense on the metal recycling furnace of $9,376.

OTHER

Sierra Clean Processing LLC, a wholly owned subsidiary of SSOF, owns the building at 600 Lake Avenue, Silver Springs, Nevada which the Company entered into the Building Lease on August 15, 2023 and a Real Estate and Building Lease on July 1, 2024 (see Note 8). The Company's chief executive officer is an executive officer and director of Sierra Clean Processing LLC.

On May 17, 2024, the chief executive officer purchased 125,000 restricted shares of the Company's common stock at a price of $4.00 per share, or $500,000 in net proceeds. Separately, the chief executive officer entered into a personal promissory note with Alvin Fund LLC (“Alvin”), who is separately a creditor and shareholder of the Company. The promissory note has a principal of $1,100,000 and accrues interest at 6% per annum for one year and 8% per annum thereafter and matures three years from the date of issuance. The obligations under the chief executive officer's personal promissory note are secured by a security interest in SSOF shares owned by the chief executive officer. The chief executive officer assigned 500,000 shares of SSOF owned by him to Alvin as partial consideration for the extension of credit. The Company is not a party to the chief executive officer's arrangements with Alvin.

NOTE 16         SUBSEQUENT EVENTS

On August 4, 2025, the Company issued 19,608 shares of unregistered restricted common stock with a fair value of $63,518 to Alvin Fund in lieu of cash payments from interest under the Alvin 2023 Note.

On August 4, 2025, the Company issued 14,843 shares of unregistered restricted common stock with a fair value of $53,479 to Alvin Fund in lieu of cash payments from interest under the Alvin 2022 Note.

On August 4, 2025, the Company issued 132,573 shares of unregistered restricted common stock with a fair value of $482,500 to Northern Comstock LLC as payment for obligations due under the Northern Comstock operating agreement.

On August 8, 2025, the Company reached agreement amend its outstanding promissory notes with its creditors, Georges Trust and Alvin Fund LLC.  Pursuant to the amendments, the Company issued 2,900,000 shares to such creditors, the proceeds of which will be used by such creditors to pay the $8,390,000 principal amount and interest owed to such creditors. Pursuant to the amendments, on or before April 15, 2026, the Company is required to pay such creditors an amount equal to the total amounts payable pursuant to the promissory notes minus the net cash proceeds received the creditors from the sale of the Company’s commons shares. Any cash proceeds or shares held after repayment of the promissory notes shall be returned to the Company. The Company is required to file a resale registration statement for the benefit of the creditors.

On August 12, 2025, the Company entered into a payoff letter agreement (the “Payoff Agreement”), with Kips Bay Select, LP (“Kips Bay”) related to the Company’s obligations under its 6.0% Convertible Promissory Note due April 10, 2026, in the original aggregate principal amount of $10,638,298 (the “Note”). Pursuant to the Payoff Agreement, Kips Bay agreed to accept the payment of $2,500,000 in cash from the proceeds (the “Cash Payment Amount”) and the issuance of 447,724 shares of Common Stock, previously reserved and approved for issuance upon conversion of the Note (the “Payoff Shares”), in full satisfaction of the Company’s obligations under the Note (the satisfaction of the Note, the payment of the Cash Payment Amount and the issuance of the Payoff Shares are collectively referred to herein as the “Note Payoff”). In addition, Kips Bay agreed not to sell or trade any of the Payoff Shares on or prior to October 31, 2025.

On August 12, 2025, the Company announced a Confidentially Marketed Public Offering (“CMPO”) with Titan Partners. The Company raised $30 million in gross proceeds before underwriting discounts and commissions and other offering expenses. The Company plans on using the net proceeds from this offering to make (i) a final capital contribution to Northern Comstock in an amount of $1,412,500, (ii) a $2,500,000 cash payment to Kips Bay on or before August 19, 2025, (iii) up to $12 million for capital expenditures for the Comstock Metals first industry scale facility, and other related operating and development expenses associated with commercializing that first industry scale facility and the rest for general corporate purposes.

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

OVERVIEW

Comstock innovates and commercializes technologies, systems and supply chains that extract, integrate and convert under-utilized natural and waste resources into clean energy products, including pioneering technologies that produce electrification metals and minerals from end-of-life solar panels, and investments, like Green Li-ion, that produces electrification products from recycled battery waste and Bioleum, that produces renewable fuels from waste, purpose grown energy crops and other forms of woody biomass.

We plan on delivering extraordinary shareholder value by using systemic management practices, disciplined frontier scientific discovery, and applied engineering to innovate, develop, deploy and monetize clean energy technologies with integrated teams and partners in dedicated lines of business, especially in renewable metals. Our plans to generate revenue and throughput involve both using and licensing our technologies, including by creating financial and other incentives to enable and motivate our customers, licensees, and other stakeholders to use their capital, infrastructure, and resources, often integrated directly with us and our solutions, to accelerate and maximize adoption.

We also own and manage investments in related assets that support our businesses, including existing minority equity positions and partnerships in strategic technology developers, two Wisconsin renewable fuels demonstration facilities, and a Nevada solar panel recycling demonstration facility. We also own and manage direct investments in northern Nevada real estate comprised primarily of industrial and commercial land, water rights and about twelve square miles of gold and silver mining claims and surface parcels that we own, lease or have a royalty interest in, some of which contain measured and indicated, and inferred gold and silver resources.

Lines of Business

Metals Segment

Our Metals segment has established a goal of Setting the global standard for solar panel recycling. We have already operated a permitted, demonstration-scale solar panel recycling facility for over 18 months, while it generated $0.4 million in revenue during 2024, we have seen a nearly six-fold increase in our billable revenues (both recognized and deferred) in the first half of 2025, including service fees for decommissioning services, recycling and processing end-of-life solar panels, and offtake sales of high-value recycled materials, including aluminum, copper, glass, and concentrated precious metals. This facility can deliver environmentally superior, zero-landfilled recycling solutions that support U.S. mineral industries and we believe this technology deployment is globally leading and positioned to operate a world-class, quality, global solar panel recycling operation and the Metals system, as a whole, can establish the pace of global solar panel recycling network deployment.

Comstock Metals has initiated additional permitting for its first industry-scale production facility, located on the same campus as the operating demonstration-scale facility, that can scale the operation, up to 100,000 tons per year. This strategically located facility will enable the expeditious transition of proven processes from demonstration to full-scale production. The industry-scale facility is expected to significantly enhance our ability to meet the rapid and continuously growing demand for domestically recovered metals.

Our plan supports the creation of a more robust domestic supply chain for critical materials by innovating and scaling sustainable recycling technologies. The Company plans to build up to seven facilities in the United States over the next five years and support American energy and resource independence while simultaneously delivering significant economic and environmental value.

Our Metals Segment's 2025 objectives include (1) finalizing the industry-scale engineering, (2) submitting all prerequisite permits, (3) closing on equity and/or debt financing for Comstock Metals to sufficiently fund the construction and commissioning of the Company’s first industry-scale facility, (4) ordering all of the industry-scale equipment for our first industry-scale facility, (5) securing larger and longer terms supply contracts and (6) accelerating site selection for our second and third facilities.

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

On December 18, 2024, the Company executed a membership interest purchase agreement with Mackay Precious Metals Inc. (“Mackay”) pursuant to which the Company sold all of its right, title, and interest in its wholly owned subsidiary Comstock Northern Exploration LLC, and the Company's 25% interest in Pelen Limited Liability Company (“Pelen”), for an aggregate purchase price of $2,750,000. The Northern Targets encompass both the Gold Hill and Occidental Lode claim groups in Storey County, Nevada. Pelen owns certain claims adjacent to and/or relevant to these northern claim groups. The Company was paid $1.0 million in cash in 2024 and was due another $1.75 million in either cash or their publicly registered common stock that is due and payable. On June 6, 2025, the parties executed an amendment (the “First Amendment”), to the membership interest purchase agreement. Pursuant to the First Amendment, the membership interest purchase agreement was amended to increase the purchase price to $2,950,000 bringing all final cash amounts due to a total of $1,950,000. As of June 30, 2025, the Company received cash payments of $572,945 and recognized $1,377,055 in accounts receivable on our condensed consolidated balance sheet. As of August 13, 2025, the Company received additional cash payments of $949,995 with the final $500,000 cash payment due on or before August 30, 2025. For the three and six-months ended June 30, 2025, pursuant to the First Amendment, the Company recognized an additional gain on the sale of mineral rights of $200,000 in our condensed consolidated statement of operations.

On June 30, 2023, the Company has previously entered a Mineral Exploration and Mining Lease Agreement (“Mackay Mining Lease”) with Mackay. Since entering the Mackay Mining Lease, the Company has received cash of $3.76 million in initial and ongoing lease payments, including the final pro-rata lease payment associated with these properties. The Mackay Mining Lease terminated on December 18, 2024.

Our Mining Segment's 2025 objectives include (1) monetizing over $2.0 million from the sale of the northern mining claims, (2) advancing the preliminary economic assessment for the Dayton Consolidated Project and (3) the development of preliminary Dayton mine and reclamation plans, progressing toward full economic feasibility for Dayton.

Bioleum

We hold an investment in Bioleum, through our Preferred Series 1 equity position (see Note 2 to the condensed consolidated financial statements). Bioleum delivers advanced lignocellulosic biomass refining solutions that are setting new industry standards for the production of cellulosic ethanol, gasoline, renewable diesel, sustainable aviation fuel (“SAF”), and other renewable Bioleum™ fuels, with extremely low carbon intensity scores of 15 and market-leading yields of up to 140 gallons per dry metric ton of feedstock (on a gasoline gallon equivalent basis, or “GGE”), depending on feedstock, site conditions, and other process parameters. Bioleum additionally holds the exclusive rights to intellectual properties developed by Hexas, subject to certain preexisting agreements, for production of purpose grown energy crops in liquid fuels applications with proven yields exceeding 25 to 30 dry metric tons per acre per year. The combination of Bioleum's high yielding refining platform and Hexas’ high yielding energy crops enables the production of enough feedstock to produce upwards of 100 barrels (at 42 gallons per barrel) of fuel per acre per year, with regenerative practices that can effectively transform marginal agricultural lands into perpetual “drop-in sedimentary oilfields” with the potential to dramatically boost regional energy security and rural economies. Bioleum plans to contribute to domestic energy dominance by directly building, owning, and operating a network of Bioleum refineries in the U.S. to produce about 200 million barrels of renewable fuel per year by 2035, starting with its planned first 400,000 barrel per year commercial demonstration facility in Oklahoma. Bioleum also licenses its advanced feedstock and refining solutions to third parties for additional production in global markets, including several recently announced projects. Bioleum does not currently generate revenue but is anticipated to do so from recently announced agreements for licensing and related engineering services in Australia, Vietnam, and Pakistan.

Bioleum operates two complementary and interdependent pilot facilities, including a feedstock conversion and biointermediate production pilot in Wausau, Wisconsin (“Wausau Facility”), and a biointermediate conversion and renewable fuel production pilot in Madison, Wisconsin (“Madison Facility”). Bioleum continues innovating its existing commercial process for the purpose of increasing its market-leading yields, further decreasing carbon intensities, and driving costs down in pursuit of fossil parity. Bioleum’s innovations group has also partnered with National Renewable Energy Laboratory (“NREL”), the Massachusetts Institute of Technology (“MIT”), RenFuel K2B AB (“RenFuel”), Emerging Fuels Technologies Inc. (“EFT”), and others with sponsored research, licensing, and other agreements. Bioleum also partners with Hexas and other strategic operating partners for the same objectives.

Effective February 28, 2025, we effectively entered into a series of definitive agreements with subsidiaries of Marathon Petroleum Corporation (“Marathon”), involving the purchase of $14,000,000 in Bioleum equity as part of the Series A Financing, subject to a $700,000,000 valuation cap (“Investment”). The purchase price includes $1,000,000 in cash and $13,000,000 in payment-in-kind assets comprised of equipment, related intellectual properties, and other materials located at Marathon’s former renewable fuel demonstration facility in Madison, Wisconsin (“Payment-In-Kind Assets”).

In May 2025, Bioleum also completed the initial $20 million closing of its Series A preferred equity offering (“Series A Financing”). Bioleum also plans to complete its Series A financing during 2025 and commence project equity and debt financings that includes an allocation of $152 million from the State of Oklahoma in project activity bonds for the construction of its planned first 400,000 barrel per year facility in Oklahoma.

Strategic Investments Segment

We own and manage several investments and projects that are strategic to our plans and ability to produce and maximize throughput in our Metals and Mining Segments, that are held for the purpose of complementing or enhancing our mission of accelerating the commercialization of hard technologies for the energy transition and creating value but that are not a component of such other segments or otherwise have distinct operating activities. Our Strategic Investments Segment includes minority equity and equity-linked investments in Green Li-ion Pte Limited (lithium-ion battery component recycler and remanufacturing), RenFuel (advanced biofuel development and production), Hexas (propagation and production of purpose grown energy crops), and Sierra Springs Opportunity Fund (northern Nevada real estate) and other equity investments. In November 2024, we completed a transaction for the disposition of our minority equity investment in GenMat while retaining the rights for using the technologies.

Investment in Green Li-ion– Our wholly owned LINICO subsidiary owns 35,662 Green Li-ion preferred shares representing 13.34% of Green Li-ion. The Company intends to sell its remaining shares by the end of 2026.

Investment in SSOF – For the six-months ended June 30, 2025, the Company invested an additional $650,000 in SSOF for 361,111 additional common shares at $1.80 per share. At June 30, 2025 and December 31, 2024, the Company owns 11,236,111 and 10,875,000, respectively, of SSOF shares and our ownership is at 17.40% and 17.27%, respectively. At June 30, 2025 and December 31, 2024, no adjustments were made to our investments carrying value as a result of the SSOF equity issuances since the price per share sold was consistent with the Company’s carrying value for this investment. At June 30, 2025, the Company’s maximum exposure to loss as a result of its involvement with SSOF is limited to its investment of $20,225,000.

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

Investment in Hexas – On January 14, 2025, we executed an agreement with Hexas, under which Hexas agreed to grant the Company an exclusive worldwide license to Hexas’ intellectual properties in liquid fuels applications, subject to certain pre-existing agreements and relationships, and to provide certain development services in connection with Bioleum's site development and innovation activities. Through June 30, 2025, the Company invested $765,334 in Hexas in the form of simple agreements for future equity (“Hexas SAFE Investment”).

Investment in Research and Development Company

On March 1, 2024, the Company entered into Securities Purchase Agreement (the “Developer Securities Purchase Agreement”) with an unaffiliated research and development company (“Developer”) and recognized an initial investment of $1,290,614. Concurrently and in connection with the entity into the Developer Securities Purchase Agreement, the Company and Developer entered into Development Services Agreement (“DSA”) for purposes of conducting certain research and development work. At June 30, 2025, the future remaining payments, net implied interest, totaled $1,193,140. During the six-months ended June 30, 2025 and 2024, the Company paid $0 and $180,000, respectively, to the Developer in accordance with the funding commitments under the Developer Securities Purchase Agreement.

Other

Investments in Properties – The Company directly owns three types of properties in Silver Springs, NV, including 98 acres of industrial land, 160 acres of commercial land, both centrally located in Silver Springs, just south of the Silver Springs Regional Airport and a portfolio of water rights. The Company has begun marketing these assets for sale as both industrial and commercial development as interest in Silver Springs, NV has increased.

COMPARATIVE FINANCIAL INFORMATION

Below we set forth a summary of comparative financial information for the three-months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024	Change
Revenue	$339,546	$434,824	$(95,278)

Cost of goods sold	814,001	—	814,001

Operating Expenses:
Selling, general and administrative expenses	4,635,090	2,792,822	1,842,268
Research and development	2,120,645	2,548,467	(427,822)
Depreciation and amortization	636,692	656,717	(20,025)
Gain on sale of mineral rights	(200,000)	—	(200,000)
Total operating expenses	7,192,427	5,998,006	1,194,421

Loss from operations	(7,666,882)	(5,563,182)	(2,103,700)

Other Income (Expense)
Interest expense	(774,062)	(782,440)	8,378
Interest income	154,700	65,081	89,619
Change in fair value of derivative instruments	2,868,176	(77,496)	2,945,672
Loss on conversion of debt	(2,133,951)	(1,278,544)	(855,407)
Loss on debt extinguishment	—	(521,622)	521,622
Other income (expense)	(274,924)	(494,069)	219,145
Total other income (expense), net	(160,061)	(3,089,090)	2,929,029

Net loss	(7,826,943)	(8,652,272)	825,329

Net loss attributable to noncontrolling interest	—	(18,720)	18,720

Net loss attributable to Comstock Inc.	$(7,826,943)	$(8,633,552)	$806,609

RESULTS OF OPERATIONS

Three-Months Ended June 30, 2025 Compared to Three-Months Ended June 30, 2024

Revenues for the three-months ended June 30, 2025 decreased by $95,278 to $339,546 from $434,824 for the comparable 2024 period, primarily attributed to the following:

•	Lower revenues from our Mining Segment of $390,175 were attributed to the termination of the Mackay Mining Lease in the fourth quarter of 2024, partially offset by
•

Higher revenues from our Metals Segment of $295,397 for our Comstock Metals operations in 2025, primarily for decommissioning services and to a lesser extent, sales of aluminum, glass and mineral-rich tailings, including silver.

Cost of goods sold for the three-months ended June 30, 2025 increased $814,001 primarily due to the commencement of our first commercial demonstration facility operating at far less than full capacity due to the installation of additional air quality control system, all for metal recycling operations.

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

Selling, general and administrative expense for the three-months ended June 30, 2025 increased by $1,842,268 to $4,635,090 from $2,792,822 in the comparable 2024 period, primarily as a result of higher employee-related costs of $912,247, primarily due to an adjustment to lower the 2023 accrued incentive compensation of $507,169 in 2024 and a higher number of employees in 2025 as compared to the 2024 period, higher rent expense of $442,127, higher consulting expense of $209,726, higher legal expense of $141,455 and higher marketing expense of $81,063.

Research and development expenses for the three-months ended June 30, 2025 decreased by $427,822 to $2,120,645 from $2,548,467 in the comparable 2024 period, primarily related to lower rent expense of $1,305,199 attributed to the AST research and development rent of $1,208,180 paid in April 2024 (see Note 8 to the condensed consolidated financial statements); partially offset by higher research and development costs for renewable fuel associated projects, substantially all with external laboratories of $561,813 and higher employee-related costs of $252,382.

Depreciation and amortization for the three-months ended June 30, 2025 decreased by $20,025 to $636,692 from $656,717 in the comparable 2024 period, primarily related to higher amortization of intangible assets in the three-month period ended June 30, 2024 that were impaired later in 2024.

In 2025, we recognized a gain on the sale of mineral rights of $200,000 related to the Mackay First Amendment (see Note 5 to the condensed consolidated financial statements).

Interest expense for the three-months ended June 30, 2025 decreased by $8,378 to $774,062 from $782,440 in the comparable 2024 period, primarily due to lower interest and lower amortization of the original issue discount (“OID”) on the 2025 Kips Bay Note in 2025 compared to the 2023 Kips Bay Notes in 2024.

Interest income for the three-months ended June 30, 2025 increased by $89,619 to $154,700 from $65,081 in the comparable 2024 period, primarily due to higher accrued interest income related to the RenFuel note receivable.

Change in the fair value of our derivative instruments for the three-months ended June 30, 2025 increased by $2,945,672 to a gain of $2,868,176 from a loss of $77,496 in the comparable 2024 period, resulting from an increase in the Company's share price in connection with potential make whole obligations for minimum value commitments on the Company’s common stock and the change in fair value of conversion option derivatives.

Loss of $2,133,951 on the conversion of debt to equity for the three-months ended June 30, 2025 is attributed to the 2025 Kips Bay Note debt conversions. Loss of $1,278,544 on the conversion of debt to equity for the three months ended June 30, 2024 is attributed to the 2023 Kips Bay Note debt conversions.

Loss on debt extinguishment of $521,622 resulted from the debt modifications in 2024 for the Amended GHF 2021 Note and Amended Alvin Fund 2023 Note. No amendments were made to the GHF 2021 Note or Alvin Fund Notes in the first half of 2025.

Other income (expense), net for the three-months ended June 30, 2025 were $274,924, primarily consisting of an unrealized loss on fair value change on the AST receivables of $266,483.

Other income (expense), net for the three-months ended June 30, 2024 were $494,069, primarily consisting of losses from our equity method investments of $649,281 primarily from GenMat losses of $606,935, which was sold in the fourth quarter of 2024; partially offset by other income recognized on SSOF deposits of $400,000.

COMPARATIVE FINANCIAL INFORMATION

Below we set forth a summary of comparative financial information for the six-months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024	Change
Revenue	$1,125,361	$860,775	$264,586

Cost of goods sold	1,700,797	—	1,700,797

Operating Expenses:
Selling, general and administrative expenses	7,893,555	6,320,346	1,573,209
Research and development	5,424,563	3,440,480	1,984,083
Depreciation and amortization	1,012,076	1,312,695	(300,619)
Gain on sale of mineral rights	(200,000)	—	(200,000)
Total operating expenses	14,130,194	11,073,521	3,056,673

Loss from operations	(14,705,630)	(10,212,746)	(4,492,884)

Other Income (Expense)
Interest expense	(1,433,206)	(1,601,102)	167,896
Interest income	250,809	139,573	111,236
Change in fair value of derivative instruments	1,677,373	(833,614)	2,510,987
Loss on conversion of debt	(3,330,831)	(1,472,067)	(1,858,764)
Gain on extinguishment of liability	845,000	—	845,000
Loss on debt extinguishment	—	(521,622)	521,622
Other income (expense)	(224,389)	(1,069,014)	844,625
Total other income (expense), net	(2,215,244)	(5,357,846)	3,142,602

Net loss	(16,920,874)	(15,570,592)	(1,350,282)

Net loss attributable to noncontrolling interest	—	(35,628)	35,628

Net loss attributable to Comstock Inc.	$(16,920,874)	$(15,534,964)	$(1,385,910)

RESULTS OF OPERATIONS

Six-Months Ended June 30, 2025 Compared to Six-Months Ended June 30, 2024

Revenues for the six-months ended June 30, 2025 increased by $264,586 to $1,125,361 from $860,775 for the comparable 2024 period, primarily attributed to the following:

•

Higher revenues from our Metals Segment of $1,044,162 for our Comstock Metals operations in 2025, primarily for decommissioning services and to a lesser extent, sales of aluminum, glass and mineral-rich tailings, including silver; partially offset by

•	Lower revenues from our Mining Segment of $781,251 were attributed to the termination of the Mackay Mining Lease in the fourth quarter of 2024.

Cost of goods sold for the six-months ended June 30, 2025 increased $1,700,797 primarily due to the commencement of our first commercial demonstration facility operating at far less than full capacity due to the installation of additional air quality control system, all for metal recycling operations.

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

Selling, general and administrative expense for the six-months ended June 30, 2025 increased by $1,573,209 to $7,893,555 from $6,320,346 in the comparable 2024 period, primarily as a result of higher rent expense of $792,442, higher consulting expense of $374,994, higher legal fees of $253,311 and higher marketing expense of $208,378.

Research and development expenses for the six-months ended June 30, 2025 increased by $1,984,083 to $5,424,563 from $3,440,480 in the comparable 2024 period, primarily related to higher research and development costs for renewable fuel associated projects, substantially all with external laboratories of $1,144,384, higher employee-related costs of $469,583, higher consulting expense of $177,635 and higher rent expense of $151,438 attributed to the AST research and development rent of $1,487,476 paid in March 2025 as compared to $1,208,180 paid in April 2024 (see Note 8 to the condensed consolidated financial statements).

Depreciation and amortization for the six-months ended June 30, 2025 decreased by $300,619 to $1,012,076 from $1,312,695 in the comparable 2024 period, primarily related to higher amortization of intangible assets in the six-month period ended June 30, 2024 that were impaired later in 2024.

In 2025, we recognized a gain on the sale of mineral rights of $200,000 related to the Mackay First Amendment (see Note 5 to the condensed consolidated financial statements).

Interest expense for the  six-months ended  June 30, 2025 decreased by  $167,896 to  $1,433,206 from  $1,601,102 in the comparable  2024 period, primarily due to lower interest and lower amortization of the OID on the 2025 Kips Bay Note in 2025 compared to the 2023 Kips Bay Notes in 2024.

Interest income for the  six-months ended  June 30, 2025 increased by $111,236 to  $250,809 from  $139,573 in the comparable 2024 period, primarily due to higher accrued interest income related to the RenFuel note receivable.

Change in the fair value of our derivative instruments for the six-months ended June 30, 2025 increased by $2,510,987 to a gain of $1,677,373 from a loss of $833,614 in the comparable 2024 period, resulting from an increase in the Company's share price in connection with potential make whole obligations for minimum value commitments on the Company’s common stock and the change in fair value of conversion option derivatives.

Loss of $3,330,831 on the conversion of debt to equity for the six-months ended June 30, 2025 is attributed to the 2025 Kips Bay Note debt conversions. Loss of $1,472,067 on the conversion of debt to equity for the six months ended June 30, 2024 is attributed to the 2023 Kips Bay Note debt conversions.

Gain on extinguishment of liability of $845,000 was attributed to the restructuring of the LINICO acquisition-related payable (see Note 12 to the condensed consolidated financial statements).

Loss on debt extinguishment of $521,622 resulted from the debt modifications in 2024 for the Amended GHF 2021 Note and Amended Alvin Fund 2023 Note. No amendments were made to the GHF 2021 Note or Alvin Fund Notes in the first half of 2025.

Other income (expense), net for the six-months ended June 30, 2025 were $224,389, primarily consisting of an unrealized loss on fair value change on the AST receivables of $266,483.

Other income (expense), net for the six-months ended June 30, 2024 were $1,069,014, primarily consisting of losses from our equity method investments of $1,225,185 primarily from GenMat losses of $1,173,139, which was sold in the fourth quarter of 2024; partially offset by other income recognized on SSOF deposits of $400,000.

OUTLOOK

Our goal is to Accelerate the Commercialization of Breakthrough Technologies. Comstock innovates and commercializes technologies, systems and supply chains that extract, integrate and convert under-utilized waste and natural resources into clean energy products, including pioneering technologies that produce electrification metals from end-of-life electronics, and investments, like Green Li-Ion, that produces electrification products from recycled electrification waste and Bioleum, that produces renewable fuels from waste, purpose grown energy crops and other forms of woody biomass.

We are pushing the boundaries of what is possible in technology and sustainability by leveraging our teams’ unique skills, our investments and the related diverse technology portfolios and our frontier research and development networks toward achieving breakthrough innovations that deliver meaningful positive impact across industries, economies and communities. The primary focus for 2025 is the commercialization of Comstock Metals and the continuous innovation, development and engineering of technologies and solutions, by us and by our partners, that support the efficient conversion of these resources into clean, profitable energy products.

Corporate

The growth opportunities for both Comstock Metals and Bioleum have developed well beyond our original plans, and we have attracted some of the most sophisticated partners for investment, feedstock, technology, operations, and offtake, with many now evaluating or having already direct investments and that are exploring deeper integrations and strategic transactions.

During the first quarter, the Company’s authorized share capacity was properly repositioned for more effectively and substantively capitalizing on these opportunities, while in the meantime, both Bioleum and Green Li-ion have successfully completed their own independent direct fundings using their own equity on terms that are non-dilutive to common stock of the Company. These self-funding activities with keenly strategic capital partners, enabling the Company to solidify its own capital base, unlock the value in each of its businesses and investments, and extend the functionality of its system for tremendous growth potential.

On February 24, 2025, the Company increased its authorized capital capacity by implementing a 1:10 reverse stock split, without a corresponding decrease in the existing 245,000,000 authorized shares, effectively increasing the Company's authorized capital resources with sufficient available authorized shares of common stock that positions the right capital sources, liquidity, and profile that we believe has already begun attracting more of the right amounts and types of capital resources needed to grow the Company's value.

The Company’s Corporate objectives for the rest of 2025 include:

•	Monetize our legacy real estate and non-strategic investments for over $50 million;
•	Support the next phases of Metals growth; and
•	Finalize, communicate and implement plans to unlock maximum value from the separation of Bioleum.

This ultimately results in two high-growth companies: a renewable metals and mining company headquartered in Nevada, and a renewable fuels company headquartered in Oklahoma and with major operations already functioning in Wisconsin.

Comstock Metals

Comstock Metals has now been operating its first commercial demonstration facility for nearly 18 months and in November of 2024, submitted permits for the first industry-scale photovoltaic recycling facility. The industry-scale facilities are anticipated to ultimately operate at least 100,000 tons of annual capacity. Site selection activities are ongoing for the next two industry-scale facilities and associated storage sites. The Company plans to ultimately build up to 7 industry-scale U.S. based recycling facilities.

The Company's Metals objectives for the rest of 2025 include:

•	Maximize three-shift production and revenue from the demonstration scale production facility;
•	Secure sufficient funding for scale-up of the first Nevada site to industry-scale;
•	Expand local county storage capacity adjacent to our first industry-scale facility;
•	Complete permitting for our first industry-scale facility in Silver Springs, NV;
•	Procure, deploy, and assemble plant and equipment for our first industry-scale facility in Silver Springs, NV;
•	Secure additional Master Service Agreements (MSA) with national and regional customers;
•	Complete site selection and preliminary development for two additional solar panel recycling locations;
•	Expand the system globally with international strategic and capital partners.
•	Advance R&D efforts to recover more and higher-purity materials from recycled streams for offtake; and
•	Closing on equity and/or debt financing that accelerates the deployment of the first three industry facilities.

The capital expenditures for the first 100,000 tons of annual capacity for the first industry scale facility are expected to be approximately $12.0 million which includes expanded storage. In 2025, approximately $10.0 million of capital expenditures are expected to be made with additional up to $2.0 million, spent in the first half of 2026. Billable revenues are expected to be eight times greater in 2025, as compared to 2024, or over $3.5 million, with proportionate future increases in 2026, as we scale up our first industry-scale facility.

Comstock Mining

Comstock Mining has amassed the single largest known repository of historical and current geological data within the Comstock mineral district, including extensive geophysical surveys, geological mapping, and drilling data, including the Dayton resource.

The Company's Mining objectives for the rest of 2025 include:

•	Receive cash proceeds of over $2.0 million from prior mineral leases and asset sales from the northern claims;
•	Commercialize agreements that either monetize or enable resource expansion of the central claims; and
•	Complete the preliminary mine plans that enable the economic development of the southern district claims.

The Company’s 2025 efforts will apply economic analysis to Comstock’s existing gold and silver resources progressing toward preliminary economic feasibility for the southern part of the district and the ultimate development of full mine and reclamation plans and the development of post productive land and community development plans.

Bioleum

Bioleum's biorefining technologies are commercially ready for deployment and offer growth-enabling performance. Bioleum is actively engaged in the planning and deployment of its first commercial demonstration facility and pursuing joint development and licensing agreements representing future revenue sources from technical and engineering services, royalties, and equity participation. These efforts include securing associated supply chain participants (including feedstock, site selection, engineering, construction and procurement, and offtake), performing preliminary and final engineering, and facilitating commissioning, construction, and operations, including with globally and locally recognized current and developing renewable fuels producers that, in certain cases, also represent a source of strategic capital for funding the projects.

Bioleum's objectives for the rest of 2025 include:

•

Stand up a separate, stand-alone, well-capitalized, renewable fuels business through a directly financed separation of Bioleum entity that is solely focused on advancing our objective of delivering hundreds of millions of barrels by 2035 and a public offering;

•	Close on subsidiary-level “Series A” equity financing in the separate Fuels entity;
•	Plan and integrate a local, Hexas-based, fuel farm based into our first commercial biorefinery;
•	Complete site selection for first commercial biorefinery project in Oklahoma, including feedstock and offtake;
•	Secure sufficient project-level financing for first Oklahoma-based commercial biorefinery project;
•	Execute additional revenue generating licenses and other commercial agreements;
•	Expand integrated pilot production capabilities to up to two barrels per week of intermediates and fuels; and
•	Advance our innovation and development efforts toward even higher yields, lower costs and lower capital.

Bioleum’s commercialization plans also include multiple joint development projects, with each joint development project, such as Bioleum's SACL and other licensees, with the potential for generating hundreds of millions of dollars per year in technical services, engineering, and licensing revenues. Comstock Fuels also offers integrations of its solutions into existing agriculture, forestry, pulp and paper, ethanol, and petroleum infrastructure to generate additional technical services, engineering and royalty revenues. The plans also include integrating Bioleum’s high yield Bioleum refining platform with Hexas’ high yield energy crops to provide enough feedstock to produce upwards of 100 barrels of fuel per acre per year, effectively transforming agricultural lands into perpetual “drop-in sedimentary oilfields” with the potential to dramatically boost domestic and global energy independence.

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

Investments in others non-mining real estate, water rights and securities

The Company has announced plans for selling its non-mining real estate and water rights anticipated in the latter part of 2026.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position and liquidity are based on our net sources of capital from financing as generally compared to our net uses of capital from investing activities and ultimately, our ability to provide or use cash flows from or in our operations. Our cash balances at June 30, 2025 and December 31, 2024 were $18,587,742 and $954,271, respectively, with $17,758,282 representing Bioleum's total cash balance at June 30, 2025. The Company had current assets of $22,992,943 and current liabilities of $15,360,843, representing working capital excess of $7,632,100 at June 30, 2025.

The current liabilities include $4,291,849 of accrued expenses, including $940,529 for the payable to a research and development company, $952,538 for further investment into Bioleum through the committed Flux payments, $1,168,282 for accrued payroll and related expenses and $431,250 for incentive compensation.

The Company intends to fund our operations over the next twelve months from revenues from our solar panel recycling business, issuance of equity under our existing shelf registration statement, issuances of debt, sales of non-strategic assets and other investments, and existing cash and cash equivalents. Based on these expected funding sources, management believes we will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the condensed consolidated financial statements included herein. While we have been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, non-registered equity placements, non-registered equity issued directly from certain investments, government grants, borrowings, and various other means, there is no assurance we will be able to obtain additional equity capital or other financing, if needed.

Our primary source of liquidity during the first six-months of 2025 was cash from financing activities. During the six-months ended June 30, 2025, we generated $31,231,350 in cash from our financing activities and we used $9,779,185 and $3,818,694, respectively, in cash in our operating and investing activities. Our primary source of liquidity during the first six-months of 2024 was cash from financing activities. During the six-months ended June 30, 2024, we generated $6,823,459 in cash from our financing activities and we used $5,830,794 and $4,663,938, respectively, in cash in our operating and investing activities.

The Company continues commercializing its metals recycling lines of business. Comstock Metals has filed permits and expects to build and commission its first industry scale facility during early 2026, with a capacity up to 100,000 tons of processed material per year, for up to $12 million, including expanding its existing storage capacity. The first industry scale facility will also be funded by additional equity and debt, including direct term loans or industrial bonds and/or other alternative qualified loan financings. Comstock Metals expects to have at least three industry scale facilities operating with up to 100,000 tons of annual capacity coming online over the next three years (2026 through 2028), with up to four additional industry-scale facilities and expansions and strategically located storage areas also being planned across the U.S. markets.

The Company has increasing access to a number of alternative capital resources, including a new $50 million shelf registration statement filed in March 2025, $20 million in proceeds to date from the Bioleum Preferred Series A offering, $152 million in allocated project activity bonds from the State of Oklahoma, various grant sources, including a recent $3.0 million grant from the State of Oklahoma, various planned asset sales in 2025 and 2026. The Company is also planning additional “Series A” direct equity investment into Bioleum during 2025, from various known strategic and other investors directly into Bioleum.

On August 8, 2025, the Company reached agreement amend its outstanding promissory notes with its creditors, Georges Trust and Alvin Fund LLC.  Pursuant to the amendments, the Company issued 2,900,000 shares to such creditors, the proceeds of which will be used by such creditors to pay the $8,390,000 principal amount and interest owed to such creditors. Pursuant to the amendments, on or before April 15, 2026, the Company is required to pay such creditors an amount equal to the total amounts payable pursuant to the promissory notes minus the net cash proceeds received the creditors from the sale of the Company’s commons shares. Any cash proceeds or shares held after repayment of the promissory notes shall be returned to the Company. The Company is required to file a resale registration statement for the benefit of the creditors.

On August 12, 2025, the Company announced a Confidentially Marketed Public Offering (“CMPO”) with Titan Partners. The Company raised $30 million in gross proceeds before underwriting discounts and commissions and other offering expenses. The Company plans on using the net proceeds from this offering to make (i) a final capital contribution to Northern Comstock in an amount of $1,412,500, (ii) a $2,500,000 cash payment to Kips Bay on or before August 19, 2025, (iii) up to $12 million for capital expenditures for the Comstock Metals first industry scale facility, and other related operating and development expenses associated with commercializing that first industry scale facility and the rest for general corporate purposes.

On January 10, 2025, the Company entered into a securities purchase agreement (“2025 Kips Bay Agreement”) for an unsecured convertible promissory note (the “2025 Kips Bay Note”) with Kips Bay Select, L.P. (“Kips Bay”) with a principal amount of $10,638,298, of which $5,000,000 was funded in cash on January 13, 2025 and the remaining $5,000,000 funded on March 11, 2025 with an original issue discount of $638,298. The full principal is due on April 10, 2026. Interest is payable monthly at a rate of 6% per annum. As of August 12, 2025, the remaining principal balance on the 2025 Kips Bay Note was $2,200,000.

On August 12, 2025, the Company entered into a payoff letter agreement (the “Payoff Agreement”), with Kips Bay related to the Company’s obligations under the 2025 Kips Bay Note in the original aggregate principal amount of $10,638,298. Pursuant to the Payoff Agreement, Kips Bay agreed to accept the payment of $2,500,000 in cash from the proceeds and the issuance of 447,724 shares of Common Stock, previously reserved and approved for issuance upon conversion of the Note (the “Payoff Shares”), in full satisfaction of the Company’s obligations under the Note.

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

ITEM 4          CONTROLS AND PROCEDURES

A. Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act") was conducted. Our disclosure controls and procedures are designed to ensure information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act rules, and such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, were effective as of June 30, 2025, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2025, there was no change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2          UNREGISTERED SALES OF EQUITY SECURITIES AND USES OF PROCEEDS

During the three-months ended June 30, 2025, pursuant to the 2025 Kips Bay Note, the Company issued 2,629,601 shares of the Company's common stock to Kips Bay with a fair value of $6,738,499 at an average conversion price of $2.56.

On June 12, 2025, the Company issued 200,000 shares of unregistered restricted shares of its common stock with a fair value of $700,000 to Decommissioning Services in accordance with the Amended Agreement.

On June 10, 2025, the Company issued 2,000,000 shares of unregistered restricted shares of its common stock with a fair value of $5,780,000 to Flux Photon Corporation and affiliates in accordance with the Amendment to the FPC Asset Purchase Agreement.

On June 9, 2025, the Company issued 33,465 shares of unregistered restricted shares of its common stock with a fair value of $80,658 to Alvin Fund LLC in lieu of payment of interest under the Alvin Fund 2022 Note.

On May 13, 2025, the Company executed subscription agreements with two investors for private placement and issued 625,000 shares of unregistered restricted shares of its common stock for $1,500,000.

On May 5, 2025, the Company issued 24,228 shares of unregistered restricted shares of its common stock with a fair value of $61,447 to Alvin Fund LLC in lieu of payment of interest under the Alvin Fund 2023 Note.

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

ITEM 5          OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6          EXHIBITS

The exhibits required to be filed as a part of this Report on Form 10-Q are listed in the Exhibit Index attached hereto, which is incorporated herein by reference.

(1) Exhibits filed as part of this Report:

See Exhibits for which the Exhibit number is noted with an asterisk on the Exhibit Index attached hereto.

Exhibit Number	Exhibit

10.1	Employment Agreement (incorporated by reference to Exhibit 10.1 on Form 8-K filed May 15, 2025).

10.2	Assignment Agreement (incorporated by reference to Exhibit 10.1 on Form 8-K filed May 28, 2025).

10.3	Investor's Rights Agreement (incorporated by reference to Exhibit 10.2 on Form 8-K filed May 28, 2025).

10.4	Voting Agreement (incorporated by reference to Exhibit 10.3 on Form 8-K filed May 28, 2025).

10.5	Right of First Refusal Agreement (incorporated by reference to Exhibit 10.4 on Form 8-K filed May 28, 2025).

10.6	Management Services Agreement (incorporated by reference to Exhibit 10.5 on Form 8-K filed May 28, 2025).

10.7	Amendment to Asset Purchase Agreement (incorporated by reference to Exhibit 10.6 on Form 8-K filed May 28, 2025).

10.8	First Amendment to Membership Interest Purchase Agreement (incorporated by reference to Exhibit 10.1 on Form 8-K filed June 9, 2025).

10.9	Third Amendment to Lease with Option to Purchase Agreement (incorporated by reference to Exhibit 10.2 on Form S-3 filed June 18, 2025).

31.1*	Certification of Principal Executive Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Executive Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures.

101*

Interactive Data File (Quarterly Report on Form 10-Q, for the periods ended June 30, 2025, furnished in iXBRL (Inline eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the three and six-months ended June 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Changes in Equity for the three and six-months ended June 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Cash Flows for six-months ended June 30, 2025 and 2024 and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

By: /s/ CORRADO DE GASPERIS
CORRADO DE GASPERIS
Executive Chairman
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025

By: /s/ JUDD MERRILL
JUDD MERRILL
Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2025