Form 10-Q
period 2025-09-30
Comstock Inc.
filed 2025-10-30
CIK 1120970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of Common Stock, $0.000666 par value per share, on October 27, 2025 was 51,264,247.

This page intentionally left blank.

COMSTOCK INC.

FORM 10-Q

FOR THE QUARTERLY PERIODS ENDED September 30, 2025 and 2024

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2025	December 31, 2024
ASSETS

Current Assets:
Cash and cash equivalents	$31,712,352	$954,271
Accounts receivable	1,803,519	2,419,671
Derivative assets (Note 12)	845,796	1,529,850
Assets held for sale - land and mineral rights and properties (Note 5)	—	7,058,933
Prepaid expenses and other current assets	764,604	595,320
Total current assets	35,126,271	12,558,045

Non-current Assets:
Investments (Note 3)	40,489,436	38,885,998
Mineral rights and properties (Note 5)	11,980,716	11,250,121
Properties, plant and equipment, net (Note 5)	27,339,827	8,605,094
Deposits	5,890,028	411,268
Reclamation bond deposit	3,810,152	3,259,514
Notes receivable and advances (Note 4)	5,930,291	2,430,291
Intangible assets, net (Note 6)	25,416,064	5,859,152
Finance lease - right of use asset, net (Note 8)	3,049,731	3,088,188
Operating lease - right of use asset, net (Note 8)	16,026,043	4,650,862
Other assets	1,232,525	311,348
Total non-current assets	141,164,813	78,751,836

TOTAL ASSETS	$176,291,084	$91,309,881

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	September 30, 2025	December 31, 2024
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,783,718	$2,853,263
Accrued expenses and other liabilities (Note 7)	3,821,486	4,518,497
Deferred revenue (Note 14)	1,905,716	151,939
Derivative liabilities (Note 12)	5,297,789	—
Finance lease - right of use lease liability	—	490,075
Debt, net	—	97,593
Total current liabilities	13,808,709	8,111,367

Long-term Liabilities:
Reclamation liability	6,370,654	6,033,418
Operating lease - right of use lease liability	16,569,053	4,826,785
Deferred revenue (Note 7)	1,904,167	—
Marathon Simple Agreement for Future Equity (“SAFE”) Note	11,100,000	—
Debt, net	—	8,390,000
Other liabilities (Notes 7 and 10)	4,848,252	4,179,226
Total long-term liabilities	40,792,126	23,429,429

TOTAL LIABILITIES	54,600,835	31,540,796

COMMITMENTS AND CONTINGENCIES (Notes 10 and 15)

Stockholders' Equity:
Preferred stock $0.000666 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.000666 par value, 245,000,000 shares authorized, 51,264,247 and 23,507,577 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	176,634	156,590
Additional paid-in capital	483,673,870	395,263,560
Accumulated deficit	(365,460,275)	(335,651,065)
Total equity - Comstock Inc.	118,390,229	59,769,085
Non-controlling interest	3,300,020	—
Total stockholders' equity	121,690,249	59,769,085
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$176,291,084	$91,309,881

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$54,079	$556,383	$1,179,440	$1,417,158

Cost of goods sold	324,397	—	2,025,194	—

Operating Expenses:
Selling, general and administrative expenses	6,110,011	3,176,373	14,003,566	9,496,719
Research and development	2,229,838	1,440,367	7,654,401	4,880,847
Depreciation and amortization	1,162,246	562,456	2,174,322	1,875,151
Impairment of intangible assets	9,333	8,667,869	9,333	8,667,869
Impairment of properties, plant and equipment	433,411	324,047	433,411	324,047
Gain on sale of mineral rights	—	—	(200,000)	—
Total operating expenses	9,944,839	14,171,112	24,075,033	25,244,633

Loss from operations	(10,215,157)	(13,614,729)	(24,920,787)	(23,827,475)

Other Income (Expense):
Interest expense	(336,076)	(696,996)	(1,769,282)	(2,298,098)
Interest income	312,862	81,015	563,671	220,587
Change in fair value of derivative instruments	(1,243,382)	1,350,370	433,991	516,756
Gain (loss) on conversion of debt	242,664	(2,218,694)	(3,088,167)	(3,690,760)
Loss on debt extinguishment	(2,767,887)	(222,634)	(2,767,887)	(744,256)
Gain on extinguishment of liability	—	—	845,000	—
Change in fair value of SAFE Note	900,000	—	900,000	—
Other income (expense)	218,640	327,085	(5,749)	(741,929)
Total other income (expense), net	(2,673,179)	(1,379,854)	(4,888,423)	(6,737,700)

Net loss	(12,888,336)	(14,994,583)	(29,809,210)	(30,565,175)

Net loss attributable to noncontrolling interest	—	(26,568)	—	(62,196)

Net loss attributable to Comstock Inc.	$(12,888,336)	$(14,968,015)	$(29,809,210)	$(30,502,979)

Earnings per Share - Basic and Diluted:
Net loss per share - basic and diluted	$(0.31)	$(0.80)	$(0.94)	$(2.04)

Weighted average common shares outstanding, basic and diluted	41,662,075	18,786,900	31,781,322	14,943,098

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

			Additional		Treasury	Non-
	Common Stock		Paid in	Accumulated	Stock	Controlling
	Shares	Amount	Capital	Deficit	Amount	Interest	Total
BALANCE - January 1, 2024	11,786,208	$78,405	$363,889,245	$(282,329,611)	$(3,360,867)	$—	$78,277,172

Issuance of common stock	410,270	2,732	1,460,978	—	—	—	1,463,710
Common stock issuance costs	—	—	(225,120)	—	—	—	(225,120)
Issuance of common stock for stock issuance costs	25,000	167	84,833	—	—	—	85,000
Issuance of common stock for debt issuance costs	48,914	326	249,674	—	—	—	250,000
Issuance of common stock for conversion of debt and accrued interest	227,694	1,516	893,257	—	—	—	894,773
Issuance of common stock in lieu of payment of interest	23,961	160	116,443	—	—	—	116,603
Retirement of treasury shares (260,532 shares)	(260,532)	(1,735)	(3,359,132)	—	3,360,867	—	—
Employee and director share-based compensation	—	120	56,064	—	—	—	56,184
Non-controlling interest vesting of shares in subsidiary	—	—	(172,600)	—	—	172,600	—
Net loss	—	—	—	(6,901,412)	—	(16,908)	(6,918,320)
BALANCE - March 31, 2024	12,261,515	81,691	362,993,642	(289,231,023)	—	155,692	74,000,002

Issuance of common stock	1,554,894	10,356	3,739,644	—	—	—	3,750,000
Issuance of common stock for conversion of debt and accrued interest	1,224,456	8,155	3,398,706	—	—	—	3,406,861
Issuance of common stock in lieu of payment of interest	37,541	250	123,213	—	—	—	123,463
Issuance of common stock for marketing-related costs	56,101	374	162,319	—	—	—	162,693
Issuance of common stock for Haywood lease amendment	150,000	999	508,851	—	—	—	509,850
Issuance of common stock for AST lease amendment	497,500	3,313	1,583,712	—	—	—	1,587,025
Employee and director share-based compensation	—	—	43,149	—	—	—	43,149
Warrant modification associated with debt amendment	—	—	108,230	—	—	—	108,230
Net loss	—	—	—	(8,633,552)	—	(18,720)	(8,652,272)
BALANCE - June 30, 2024	15,782,007	105,138	372,661,466	(297,864,575)	—	136,972	75,039,001

Issuance of common stock	1,170,415	7,795	1,992,205	—	—	—	2,000,000
Payment to Northern Comstock LLC for mineral rights	292,070	1,945	480,555	—	—	—	482,500
Issuance of common stock for debt issuance costs	84,447	562	135,313	—	—	—	135,875
Issuance of common stock for conversion of debt and accrued interest	3,257,165	21,693	5,200,543	—	—	—	5,222,236
Issuance of common stock in lieu of payment of interest	77,375	516	143,659	—	—	—	144,175
Employee and director share-based compensation	—	—	43,149	—	—	—	43,149
Net loss	—	—	—	(14,968,015)	—	(26,568)	(14,994,583)
BALANCE - September 30, 2024	20,663,479	$137,649	$380,656,890	$(312,832,590)	$—	$110,404	$68,072,353

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)

(UNAUDITED)

			Additional		Non-
	Common Stock		Paid in	Accumulated	Controlling
	Shares	Amount	Capital	Deficit	Interest	Total
BALANCE - January 1, 2025	23,507,577	$156,590	$395,263,560	$(335,651,065)	$—	$59,769,085

Common stock issuance costs	—	—	(145,000)	—	—	(145,000)
Issuance of common stock for debt issuance costs	110,059	733	531,182	—	—	531,915
Issuance of common stock for conversion of debt and accrued interest	1,490,624	1,798	3,999,445	—	—	4,001,243
Issuance of common stock in lieu of payment of interest	35,366	117	142,305	—	—	142,422
Adjustment for fractional shares in connection with reverse split	246	—	—	—	—	—
Issuance of common stock for AST lease amendment	985,000	656	2,481,544	—	—	2,482,200
Issuance of common stock for LINICO acquisition-related payable	775,000	516	1,859,484	—	—	1,860,000
Net loss	—	—	—	(9,093,931)	—	(9,093,931)
BALANCE - March 31, 2025	26,903,872	160,410	404,132,520	(344,744,996)	—	59,547,934

Issuance of common stock	625,000	416	1,499,584	—	—	1,500,000
Issuance of common stock for conversion of debt and accrued interest	2,629,601	1,751	6,736,748	—	—	6,738,499
Issuance of common stock in lieu of payment of interest	57,693	38	142,066	—	—	142,104
Issuance of common stock for Haywood lease amendment	200,000	133	699,867	—	—	700,000
Issuance of common stock for FPC amendment	2,000,000	1,333	5,778,667	—	—	5,780,000
Non-controlling interest of shares in subsidiary for CP Series A investment	—	—	19,336,362	—	663,638	20,000,000
Non-controlling interest of shares in subsidiary for Founders Group shares	—	—	2,643,618	—	2,636,382	5,280,000
Net loss	—	—	—	(7,826,943)	—	(7,826,943)
BALANCE - June 30, 2025	32,416,166	164,081	440,969,432	(352,571,939)	3,300,020	91,861,594

Issuance of common stock and warrants	15,333,334	10,212	34,489,790	—	—	34,500,002
Common stock issuance costs	—	—	(2,889,663)	—	—	(2,889,663)
Payment to Northern Comstock LLC for mineral rights	132,573	88	482,412	—	—	482,500
Issuance of common stock for conversion of debt and accrued interest	447,724	298	1,110,057	—	—	1,110,355
Issuance of common stock in lieu of payment of interest	34,450	23	116,974	—	—	116,997
Issuance of common stock for GHF note amendment	1,500,000	999	4,754,001	—	—	4,755,000
Issuance of common stock for Alvin note amendment	1,400,000	933	4,437,067	—	—	4,438,000
Warrant modification associated with debt amendments	—	—	203,800	—	—	203,800
Net loss	—	—	—	(12,888,336)	—	(12,888,336)
BALANCE - September 30, 2025	51,264,247	$176,634	$483,673,870	$(365,460,275)	$3,300,020	$121,690,249

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine-Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,809,210)	$(30,565,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,139,757	1,833,878
Impairment of properties, plant and equipment	433,411	324,047
Impairment of intangible assets	9,333	8,667,869
Amortization of finance leases and discount associated with finance leases	38,431	53,298
Amortization of debt discount and other debt-related items	542,470	1,178,105
Accretion of reclamation liability	337,237	308,276
Gain on sale of mineral rights	(200,000)	—
Gain on extinguishment of liability	(845,000)	—
Loss on conversion of debt	3,088,167	3,690,760
Loss on debt extinguishment	2,767,887	744,256
Interest expense paid with common stock	401,523	384,241
Research and development expense paid with common stock	1,487,476	1,208,180
Change in fair value of derivative instruments	(433,991)	(516,756)
Employee and director share based compensation	—	142,482
Share of net (income) loss of equity-method investments	6,562	1,675,069
Change in fair value of SAFE Note	(900,000)	—
Gain on write-off of SSOF deposits	—	(400,000)
Other	565,927	(392,318)

Changes in operating assets and liabilities:
Accounts receivable	1,128,496	(414,583)
Prepaid expenses	(133,014)	265,221
Deposits	(375,000)	—
Other assets	38,632	310,055
Accounts payable	(1,359,356)	1,510,114
Accrued expenses, other current liabilities, and deposits	(240,806)	(1,902)
Deferred revenue - Metals recycling	1,687,111	56,351
Deferred revenue - income grant	1,000,000	—
Other long-term liabilities	137,204	320,547
Net cash used in operating activities	(18,486,753)	(9,617,985)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights and properties, plant and equipment	(1,630,189)	(804,949)
Investment in Sierra Springs Opportunity Fund	(650,000)	(530,000)
Advances to Sierra Springs Opportunity Fund	(2,500,000)	—
Deposits paid on equipment	(5,140,028)	—
Proceeds received from sale of mineral rights	1,950,000	—
Acquisition of intangible asset	(300,000)	(100,000)
Funding of RenFuel note receivable	(1,000,000)	(1,350,000)
Advances to GenMat	—	(1,235,636)
Investment in Hexas SAFE Note	(960,000)	—
Payments on contractual commitments associated with derivatives	(316,000)	(2,464,364)
Payments of reclamation bond deposit	(450,000)	(274,711)
Other	(100,638)	(103,000)
Net cash used in investing activities	(11,096,855)	(6,862,660)

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock and warrants	36,000,002	7,213,710
Issuances of debt	10,000,000	8,000,000
Proceeds from the issuance of equity in subsidiary	20,000,000	—
Principal payments of debt	(2,600,000)	(850,000)
Common stock issuance costs	(3,034,663)	(140,120)
Principal payments on financing leases	(23,650)	(75,195)
Debt issuance costs	—	(90,000)
Net cash provided by financing activities	60,341,689	14,058,395
Net increase (decrease) in cash and cash equivalents	30,758,081	(2,422,250)
Cash and cash equivalents at beginning of period	954,271	3,785,577
Cash and cash equivalents at end of period	$31,712,352	$1,363,327

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of plant and equipment from Marathon SAFE Note	$12,000,000	$—
Issuance of common shares for debt conversion and accrued interest	$11,850,097	$9,523,870
Issuance of common shares for promissory note settlement	$9,193,000	$—
Issuance of common stock for AST lease amendment	$2,482,200	$378,845
Issuance of common stock for Haywood lease amendment	$700,000	$509,850
Issuance of common stock for LINICO acquisition-related payable	$1,860,000	$—
Issuance of common stock for Northern Comstock LLC mineral rights payments	$482,500	$482,500
Intangible asset acquired with common stock issued for Flux amendment	$5,780,000	$—
Intangible asset acquired with derivative liability for Flux amendment	$5,087,000	$—
Intangible asset acquired with issuance of equity in subsidiary	$5,280,000	$—
Recognition of operating lease liability and right of use asset	$11,717,706	$4,567,814
Intangible asset acquired with commitment obligation	$4,468,617	$—
Fair value of common stock held by AST transferred to accounts receivable	$722,361	$—
Fair value of common stock held by Haywood transferred to accounts receivable	$389,174	$—
Transfer of derivative liability to accrued expenses	$—	$3,243,853
Issuance of common stock in lieu of payment of marketing expense	$—	$162,693
Fair value of common stock held by GenMat transferred to GenMat Advances	$—	$694,970
Issuance of common stock with debt	$—	$385,875
Investment acquired with payable	$—	$1,285,961
Issuance of common shares for due diligence and commitment fees	$—	$85,000

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

ORGANIZATION AND NATURE OF OPERATIONS

Comstock innovates and commercializes technologies, systems and supply chains that extract, process and convert under-utilized waste and natural resources into clean energy products, including pioneering technologies that produce renewed and repurposed electrification metals and minerals from end-of-life solar panels.

Bioleum Corporation (“Bioleum”) commercializes technologies, systems and supply chains that, produces renewable fuels from waste, purpose grown energy crops and other forms of woody biomass.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Comstock Inc. and its wholly and majority owned subsidiaries. Intercompany transactions have been eliminated. The condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Accordingly, operating results for the three and nine-months ended September 30, 2025  may not be indicative of full year 2025 results.

In management's opinion, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of September 30, 2025, and our results of operations and changes in equity for the three and nine-months ended September 30, 2025 and 2024, and our cash flows for the nine-months ended September 30, 2025 and 2024.

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

GOVERNMENT GRANT REVENUE

The Company generates grant income from government grants and determined that the grants are not within the scope of Accounting Standards Codification (“ASC”) 606 as the government entities do not meet the definition of a contract with a customer. The Company has concluded that the grants meet the definition of an asset grant under International Accounting Standards (“IAS”) 20 and elected to use the deferred income approach to recognize the deferred income over the life of the asset. The Company recognizes funding received from grants as other income, rather than as a reduction of depreciation expense. The Company recognizes other income only after the conditions of grants have been incurred and it is reasonably assured that the conditions will be met. The Company recognizes the related deferred revenue in long-term deferred revenue on the condensed consolidated balance sheet which is recognized as grant income over the life of the asset.

LIQUIDITY AND CAPITAL RESOURCES

The condensed consolidated financial statements are prepared on the going concern basis of accounting that assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has had recurring net losses from operations and had an accumulated deficit of $365,460,275 at September 30, 2025. For the nine-months ended September 30, 2025, the Company recognized a net loss of $29,809,210. Cash and cash equivalents increased by $30,758,081 from $954,271 at December 31, 2024 to $31,712,352 at September 30, 2025. The Company intends to fund our operations over the next twelve months from existing cash and cash equivalents, revenues from our solar panel recycling business, sales of non-strategic assets and other investments, and other external capital sources. Based on these expected funding sources, management believes we will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the condensed consolidated financial statements included herein. While we have been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, non-registered equity placements, non-registered equity issued directly from certain investments, government grants, borrowings, and various other means, there is no assurance we will be able to obtain additional equity capital or other financing, if needed.

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

NOTE 2                INVESTMENT IN BIOLEUM CORPORATION

In May 2025, Bioleum, a newly formed consolidated subsidiary, issued 2.0 million Series 2 Convertible Preferred Shares to eleven foundational Bioleum leaders (“Founders Group”) in exchange for the assignment of additional developed technologies pursuant to an assignment agreement (the “Bioleum Assignment Agreement”) (see Notes 6 and 11). The Founders Group consists of 11 Bioleum founders, all of which were former employees of the Company and three of which were former officers of the Company, all three of which ceased being officers upon the execution of the Bioleum Assignment Agreement. On May 22, 2025, the Company completed the legal separation of its renewable fuels segment into Bioleum and on May 27, 2025, Bioleum received a third-party direct investment of $20 million from the Company in exchange for Convertible Preferred Stock - Series A (“CP Series A”) issued directly by Bioleum. On May 21, 2025, the Company also entered into an Investors’ Rights Agreement, Voting Agreement, Management Services Agreement, Right of First Refusal and Co-Sale Agreement with Bioleum (collectively, the “Bioleum Transaction Documents”).

Variable Interest Entity (“VIE”) Assessment

The Company assessed our Bioleum investment under the VIE model in accordance with ASC 810, Consolidation. The Company holds a variable interest in Bioleum through our restricted convertible preferred stock equity interest and determined that Bioleum is a VIE. The Company considers qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIE including our $65 million face value convertible preferred stock in Bioleum, a non-controlling 50% representation on Bioleum's board of directors, and limited participation in the day-to-day management activities. Based on these factors, the Company was determined to be the primary beneficiary of Bioleum. Accordingly, the accounts of Bioleum are included in our condensed consolidated financial statements.

NOTE 3                  INVESTMENTS

At September 30, 2025 and  December 31, 2024, our investments include:

	September 30, 2025		December 31, 2024
Equity Method Investments:	Investment	Ownership %	Investment	Ownership %
Investment in research and development company	$1,103,371	40.00%	$1,109,933	40.00%
Total equity method investments	1,103,371		1,109,933

Cost Investment:
Hexas Biomass Inc. SAFE Note	960,000		—

Measurement Alternative Investments:
Green Li-ion Pte. Ltd.	18,201,065	13.34%	18,201,065	13.34%
Sierra Springs Opportunity Fund, Inc.	20,225,000	16.99%	19,575,000	17.27%
Total measurement alternative investments	38,426,065		37,776,065

Total Investments	$40,489,436		$38,885,998

Summary financial information for affiliated companies (20% to 50%-owned) accounted for by the equity method for the periods presented, compiled from the equity investee's financial statements and reported on a one quarter lag is as follows:

	Nine-Months Ended
	September 30, 2025	September 30, 2024
Revenues	$1,052,100	$519,400
Gross Profit	$-	$51,800

Net loss	$(16,405)	$(4,456,715)
Net loss attributable to Comstock Inc.	$(6,562)	$(1,675,069)

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

At September 30, 2025, the future remaining payments, net implied interest, totaled $1,223,655 (see Note 7). For the three-months ended  September 30, 2025 and 2024, the Company recorded $24,000 and $25,964, respectively, in equity loss from affiliates for our investment in the Developer. For the nine-months ended September 30, 2025 and 2024, the Company recorded $6,562 and $74,364, respectively, in equity loss from affiliates for our investment in the Developer. During the three-months ended  September 30, 2025 and 2024, the Company paid $0 and $60,000, respectively, to the Developer in accordance with the funding commitments under the Developer Securities Purchase Agreement. During the nine-months ended September 30, 2025 and 2024, the Company paid $0 and $240,000, respectively, to the Developer in accordance with the funding commitments under the Developer Securities Purchase Agreement.

Hexas Biomass Inc.

On January 14, 2025, the Company executed an agreement with Hexas Biomass Inc. (“Hexas”), wherein Hexas agreed to grant the Company an exclusive worldwide license to Hexas’ intellectual properties in liquid fuels applications, subject to certain pre-existing agreements and relationships, and to provide certain development services in connection with Bioleum's site development and innovation activities. The Company also agreed to invest in Hexas through a series of Simple Agreement For Future Equity (“Hexas SAFE”), paid in a series of tranches in 2025. As of September 30, 2025, the Company has invested $960,000 in the Hexas SAFE. The Company has elected to account for this investment at cost and classified the Hexas SAFE in Investments on our condensed consolidated balance sheet.

Investment in Green Li-ion Pte. LTD (“Green Li-ion”)

At  September 30, 2025 and December 31, 2024, the Company owned 35,662 Green Li-ion preferred shares and our ownership remained at 13.34%. The Company monitors additional equity issuances and other potential orderly transactions of Green Li-ion to assess whether the equity securities issued are similar investments requiring adjustments of our investments carrying value to fair value. During the nine-months ended September 30, 2025 and 2024, no adjustments were made to the carrying value of our investment in Green Li-ion as no orderly transactions for investments similar to the Company's investment were observed during those periods.

Investment in Sierra Springs Opportunity Fund Inc. (“SSOF”)

The Company's chief executive officer is an executive of SSOF. The Company concluded that its SSOF investment is a VIE because the Company has both operational and equity risk related to SSOF. No one individual or entity has unilateral control over significant decisions and the Company currently has insufficient equity at risk to be considered the primary beneficiary and accordingly, SSOF is not consolidated. The Company monitors additional equity issuances and other orderly SSOF transactions to assess if the equity securities issued are similar investments requiring adjustments of our investment’s carrying value to fair value.

For the nine-months ended September 30, 2025, SSOF issued additional equity of $4,950,000 at $1.80 per share, including $4,300,000 to third-party investors for 2,388,889 additional common shares, and $650,000 at $1.80 per share for 361,111 additional common shares to the Company. At  September 30, 2025 and December 31, 2024, the Company owns 11,236,111 and 10,875,000, respectively, of SSOF shares and our ownership is at 16.99% and 17.27%, respectively. At September 30, 2025, the Company’s maximum exposure to loss as a result of its involvement with SSOF is limited to its investment of $20,225,000 and outstanding advances of $2,500,000 (see Note 4).

NOTE 4                  NOTES RECEIVABLE AND ADVANCES

Notes receivable at September 30, 2025 and  December 31, 2024 include:

	September 30, 2025	December 31, 2024
RenFuel K2B AB note receivable	$2,450,000	$1,450,000
Sierra Springs advances receivable	2,500,000	—
Daney Ranch note receivable	980,291	980,291
Total notes receivable and advances	$5,930,291	$2,430,291

RenFuel K2B AB (“RenFuel”)

During the nine-months ended September 30, 2025, the Company funded an additional $1,000,000 associated with the Senior Secured Convertible Note. For the three-months ended  September 30, 2025 and 2024, the Company recognized interest income of $41,069 and $20,613, respectively. For the nine-months ended September 30, 2025 and 2024, the Company recognized interest income of $106,264 and $32,958, respectively. As of  September 30, 2025 and December 31, 2024, interest receivable on the note is $164,268 and $58,004, respectively, and is included in prepaid expenses and other current assets on our condensed consolidated balance sheet.

Advances to Sierra Springs Opportunity Fund, Inc.

For the three and nine-months ended September 30, 2025, the Company provided SSOF advances of $2,500,000. Total advances outstanding at September 30, 2025 and December 31, 2024 were $2,500,000 and $0, respectively. The advances are non-interest bearing. No advances were provided to SSOF in 2024.

NOTE 5                  PROPERTIES, PLANT AND EQUIPMENT, NET AND MINERAL RIGHTS

Properties, plant and equipment at September 30, 2025 and  December 31, 2024 include the following:

	September 30, 2025	December 31, 2024
Land	$6,329,338	$—
Real property leased to third parties	1,037,049	1,037,049
Property, plant and equipment for mineral processing	27,241,814	27,644,745
Property, plant and equipment for fuels processing	13,805,549	473,839
Property, plant and equipment for solar panel recycling	3,054,410	2,756,930
Other property and equipment	4,429,934	4,460,414
Accumulated depreciation	(28,558,267)	(27,767,883)
Total properties, plant and equipment, net	$27,339,827	$8,605,094

During the three-months ended September 30, 2025 and 2024, the Company recognized depreciation expense of $409,639 and $143,265, respectively. During the nine-months ended September 30, 2025 and 2024, the Company recognized depreciation expense of $790,384 and $422,263, respectively.  In the third quarter of 2025, the Company impaired obsolete battery recycling and mining equipment not yet placed in service in our Mining and Metals Segments. For the three and nine-months ended September 30, 2025, the Company recorded a loss of $433,411 for equipment recorded in impairment of properties, plant and equipment in our condensed consolidated statement of operations.  For the three and nine-months ended September 30, 2024, the Company recorded a loss of $324,047 for equipment recorded in impairment of properties, plant and equipment in our condensed consolidated statement of operations. At September 30, 2025 and December 31, 2024, the Company had $324,533 and $433,411, respectively, of properties, plant and equipment that were not yet placed in service and have not yet begun depreciating.

The Company entered into purchase order commitments with third party vendors for equipment to be used in our industry-scale solar panel recycling facility to recycle and process end-of-life solar panels. As of September 30, 2025, the Company paid deposits of $5.1 million for property, plant and equipment for the industry-scale facility in August 2025. The Company recognized $5.1 million of purchase commitments in deposits on our condensed consolidated balance sheet.

Marathon Payment-In Kind Assets

On February 28, 2025, Bioleum, entered into a series of definitive agreements with Virent, Inc. (“Virent”), a wholly owned subsidiary of Marathon Petroleum Corporation (“Marathon”) (see Notes 10 and 12). Pursuant to the agreements, Bioleum received assets comprised of equipment and other materials as payment-in-kind in return for a Simple Agreement For Future Equity (“Marathon SAFE Note”) located at Marathon’s former renewable fuel demonstration facility in Madison, Wisconsin. The Company accounted for the payment-in-kind as an asset purchase acquisition and recorded payment-in-kind assets plus any direct transaction costs at the estimated relative fair value of the future equity consideration granted through the Marathon SAFE Note. As of February 28, 2025, the assets were transferred and the Company recorded at fair value of $12.1 million, including $81,109 of capitalized acquisition costs, classified in properties, plant and equipment on our condensed consolidated balance sheet.

Mineral Rights and Properties

Our mineral rights and properties at September 30, 2025 and  December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Comstock Mineral Estate	$10,842,716	$10,842,716
Other mineral properties	317,405	317,405
Water rights	820,595	90,000
Total mineral rights and properties	$11,980,716	$11,250,121

The Comstock Mineral Estate includes all of the Company's resource areas and exploration targets. During the nine-months ended September 30, 2025 and 2024, we did not record any depletion expense, as none of the mineral properties are currently in production. Our mineral exploration and mining lease payments are classified as selling, general and administrative expenses in the condensed consolidated statements of operations.

On December 18, 2024, the Company executed a membership interest purchase agreement (the “Mackay MIPA”) with Mackay Precious Metals Inc. (“Mackay”) pursuant to which the Company sold all of its right, title, and interest in its wholly owned subsidiary Comstock Northern Exploration LLC, and the Company's 25% interest in Pelen Limited Liability Company (“Pelen”), for an aggregate purchase price of $2,750,000. The Northern Targets encompass both the Gold Hill and Occidental Lode claim groups in Storey County, Nevada. Pelen owns certain claims adjacent to and/or relevant to these northern claim groups. The Company was paid $1.0 million in cash in 2024. On June 6, 2025, the parties executed an amendment (the “First Amendment”), to the Mackay MIPA. Pursuant to the First Amendment, the purchase price was increased to $2,950,000, bringing all final cash amounts due to a total of $1,950,000. As of  September 30, 2025, the Company received all the remaining $1,950,000 in cash payments and previously recognized an additional gain on the sale of mineral rights of $200,000 in our condensed consolidated statement of operations.

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

For the three and nine-months ended September 30, 2024, the Company recorded revenue of $390,625 and $1,171,876, respectively, related to the Mackay Mining Lease which included the quarterly lease payments of $1,125,000 and amortization of the lease initiation fee of $46,876. Pursuant to the Mackay MIPA and termination of the Mackay Mining Lease, no additional revenue will be recorded in 2025.

Assets Held for Sale

In 2024, the Company committed a plan to sell industrial and commercial lands located in Lyon County, Nevada. This balance of $6,328,338 was classified as Assets Held for Sale on the condensed consolidated balance sheet as of  December 31, 2024. As of  September 30, 2025, the Company has not sold the industrial and commercial land and reclassified these lands as properties, plant and equipment, net in our condensed consolidated balance sheet and reclassified the land to held and used from held for sale.

In March 2023, the Company acquired senior water rights (50-acre feet) associated with one of its existing properties and junior water rights (16-acre feet) for a total of $730,595. In 2024, the Company committed a plan to sell the water rights and classified those water rights to Assets Held for Sale on the condensed consolidated balance sheet as of  December 31, 2024. As of  September 30, 2025, the Company has not sold the senior water rights and reclassified the water rights as mineral rights and properties in our condensed consolidated balance sheet and reclassified the water rights to held and used from held for sale.

The Company’s assets held for sale at  December 31, 2024 include the following:

Assets held for sale	Asset group	December 31, 2024
Water rights	Mineral rights and properties	$730,595
Lands	Properties, plant and equipment, net	6,328,338
Total assets held for sale		$7,058,933

NOTE 6                  INTANGIBLE ASSETS

The Company’s intangible assets at September 30, 2025 and  December 31, 2024 include the following:

	Estimated
	Economic Life
Description	(in years)	September 30, 2025	December 31, 2024

Developed technologies	10	$28,970,019	$8,064,402
License agreements	10	499,952	499,952
Customer agreements	1	122,885	122,885
Distribution agreements	8	19,733	19,733
Accumulated amortization		(4,196,525)	(2,847,820)
Intangible assets, net		$25,416,064	$5,859,152

Accumulated amortization as of September 30, 2025 and  December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Developed technologies	$3,846,923	$2,536,716
License agreements	213,980	177,730
Customer agreements	122,885	122,885
Distribution agreements	12,737	10,489
Accumulated amortization	$4,196,525	$2,847,820

For the three-months ended  September 30, 2025 and 2024, amortization expense related to intangible assets was $737,619 and $404,867, respectively. For the nine-months ended September 30, 2025 and 2024, amortization expense related to intangible assets was $1,349,372 and $1,411,615, respectively.

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

In connection with entering the Bioleum Transaction Documents on May 21, 2025, the Company and FPC amended the FPC Asset Purchase Agreement (the “FPC Asset Purchase Agreement Amendment”) whereby the Company issued 2,000,000 shares of common stock to FPC, 1,700,000 of such shares went towards settling $10 million of the Earn Out, with true up provisions for any proceeds received by FPC that are below or in excess of $10 million, and the other 300,000 shares of common stock as settlement with certain FPC affiliates. Overall, the Company issued FPC and its affiliates 2,000,000 shares of its common stock with a fair value of $5,780,000 and due to the true up provision recognized a developed technologies intangible asset of $10,867,000, as an acquisition of intellectual property, and a derivative liability of $5,087,000. During the three and nine-months ended September 30, 2025, the Company recognized a loss of $1,740,789 and $210,789, respectively, for the change in the fair value of the derivative and as of  September 30, 2025, the derivative liability was $5,297,789.

After the issuance of the 2,000,000 shares of its common stock to FPC toward the final fulfillment of the Earn Out, Bioleum also retained an additional cash obligation to FPC of up to $6,050,000, that will be funded by the Company in exchange for additional CP Series A shares. To the extent that Bioleum raises additional third-party funds, 2% of those funds would go directly to satisfying that obligation in lieu of the Company funding the obligation. A portion of this remaining obligation to be paid by either the Company, at a rate equal to $120,000 per month for 18 months, and $60,000 per month thereafter, or Bioleum, at a rate of 2% of financing raised by itself, until such time as the entire remaining $5,290,000 is paid in full by both the Company and Bioleum, in full settlement of the remaining Earn Out (see Note 7). As of September 30, 2025, Bioleum has paid $760,000 directly toward that obligation with the remaining $5,290,000 required to satisfy the FPC cash obligation. The Company has classified $987,975 currently as accrued expenses and other liabilities and $2,918,284 as other long-term liabilities, respectively, at September 30, 2025. Bioleum agreed to issue shares of CP Series A shares to the Company in exchange for all of the cash payments made by the Company to Bioleum pursuant to the FPC Asset Purchase Agreement Amendment associated with this obligation. The Company accounted for the cash obligation of $6,050,000 as an acquisition cost of developed technologies and recognized an intangible asset of $4,468,617, net of implied interest (see Note 7). The Company determined the life of the developed technologies intangible assets to be 10 years.

Bioleum Founder Shares

Bioleum issued 2.0 million Series 2 Convertible Preferred Shares to the Founders Group in exchange for the assignment of additional developed technologies (see Note 2). The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the assets acquired were concentrated in a single asset group, which are primarily developed technologies. The Company recognized the assets acquired at the fair value of consideration given and recognized an intangible asset of $5,280,000 and non-controlling equity interest and additional paid-in capital of $2,636,382 and $2,643,618, respectively, in our condensed consolidated balance sheet (see Note 12). The Company determined the life of the developed technologies intangible assets to be 10 years.

Future minimum amortization expense is as follows at September 30, 2025:

Remainder of 2025	$737,619
2026	2,950,477
2027	2,950,477
2028	2,947,731
2029	2,947,480
Thereafter	12,882,280
$25,416,064

Changes in the intangible assets balances for the nine-months ended September 30, 2025 and 2024, are presented below:

	As of December 31, 2024	Additions	Impairment	Amortization	As of September 30, 2025
Intangible assets	$8,706,972	$20,915,617	$(10,000)	$—	$29,612,589
Accumulated amortization	(2,847,820)	—	667	(1,349,372)	(4,196,525)
Total intangible assets	$5,859,152	$20,915,617	$(9,333)	$(1,349,372)	$25,416,064

	As of December 31, 2023	Additions	Impairment	Amortization	As of September 30, 2024
Intangible assets	$20,242,772	$100,000	$(11,820,800)	$—	$8,521,972
Accumulated amortization	(4,376,740)	—	3,152,931	(1,411,615)	(2,635,424)
Total intangible assets	$15,866,032	$100,000	$(8,667,869)	$(1,411,615)	$5,886,548

In the third quarter of 2025, we determined that our ability to reprocess clean and reusable materials does not require the use of developed technology that we acquired in 2024. As a result, the Company recorded an impairment of $9,333 for the net balance of the intangible associated with the developed technology in our Corporate Segment. The total impairment in intangible assets of $9,333 was recognized in our condensed consolidated statement of operations. In the third quarter of 2024, we determined that our ability to reprocess clean and reusable materials does not require the use of developed technology that we acquired in 2021. As a result, the Company recorded an impairment of $8,655,176 for the net balance of the intangible associated with the developed technology in our Metals Segment. In addition, we impaired intangible assets related to trademark of $5,133 in our Corporate Segment and license of $7,560 in our Strategic Investment Segment. The total impairment in intangible assets of $8,667,869 was recognized in our condensed consolidated statement of operations.

NOTE 7                  ACCRUED EXPENSES AND OTHER LIABILITIES - CURRENT

Accrued expenses and other liabilities - current at September 30, 2025 and  December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Accrued payroll costs	$995,675	$951,247
Accrued incentive compensation	331,250	1,031,250
Accrued vendor liabilities	284,161	516,804
Payable to research and development company - current	1,043,687	528,878
Payable to FPC - current	987,975	—
LINICO acquisition-related payable	—	1,018,853
Accrued interest expense	—	353,280
Other accrued expenses	178,738	118,185
Total accrued expenses	$3,821,486	$4,518,497

Payable to FPC

Pursuant to the FPC Asset Purchase Agreement Amendment, the Company is required to pay an additional $6,050,000 cash commitment to FPC for the remaining Earn Out due on the FPC Asset Purchase Agreement (see Note 6). Since the payments are not interest bearing, the Company calculated the implied interest of $1,581,383 on the future cash payments using an interest rate of 9.76% which was recognized as a discount on initial intangible asset of $6,050,000 to be recognized over the payment term. As of September 30, 2025, the liability has a balance of $3,906,259, net of imputed interest, consisting of a short-term payable of $987,975 and long-term payable of $2,918,284 for future payments due under the FPC Asset Purchase Agreement (as amended). For three and nine-months ended September 30, 2025, the Company recognized interest expense of $136,119 and $197,641, respectively, which represents the amortization of the discount that was recognized on the date of the agreement since the payable associated with the commitment is non-interest bearing. For the three and nine-months ended September 30, 2025, the Company paid $360,000 and $760,000, respectively, towards the cash commitment to FPC.

Payable to Research and Development Company

As of  September 30, 2025, the short-term payable to a research and development company (“Developer”) of $1,043,687 and long-term payable of $179,968 consists of payments due under the Securities Purchase Agreement dated March 1, 2024, between the Company and Developer (see Note 3). During the three-months ended  September 30, 2025 and 2024, the Company paid $0 and $60,000, respectively, to the Developer in accordance with the funding commitments under the Developer Securities Purchase Agreement. During the nine-months ended September 30, 2025 and 2024, the Company paid $0 and $240,000, respectively, to the Developer in accordance with the funding commitments under the Developer Securities Purchase Agreement. For the three-months ended  September 30, 2025 and 2024, the Company recognized interest expense of $30,515 and $31,997, respectively, which represents the amortization of the discount that was recognized on the date of the agreement since the payable associated with the funding commitment is non-interest bearing. For the nine-months ended September 30, 2025 and 2024, the Company recognized interest expense of $90,550 and $76,464, respectively.

Accrued Incentive Compensation

On July 1, 2022, the Board of Directors of the Company approved a performance objective based, cash incentive compensation plan for executives of the Company, with the potential to earn a performance bonus of up to 100% of base salary.

Changes in the accrued incentive compensation balance at  September 30, 2025 are presented below:

	As of December 31, 2024	Paid in 2025	Award Cancelled	As of September 30, 2025
Executive incentive accrual - 2024	$1,031,250	$-	$700,000	$331,250

In 2024, the Company estimated the 2024 incentive compensation accrual to be $1,031,250. As of September 30, 2025, the Company estimated that the Compensation Committee of the Board of Directors would approve a final, lower 2024 incentive award of $331,250 based on the final assessment of progress made on the original three-year objectives of the 2024 incentive plan that are expected to be paid in the fourth quarter of 2025. For the three and nine-months ended September 30, 2025, the Company accordingly reduced the estimated 2024 incentive accrual by $100,000 and $700,000, respectively.

Changes in the accrued incentive compensation balance at  September 30, 2024 are presented below:

	As of December 31, 2023	Expensed	Award Cancelled	As of September 30, 2024
Executive incentive accrual - 2023	$1,332,169	$-	$1,332,169	$-
Executive incentive accrual - 2024	-	1,082,813	-	1,082,813
Total executive incentive accrual	$1,332,169	$1,082,813	$1,332,169	$1,082,813

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

On February 28, 2025, the Company entered into an amendment to make anticipated final payments consisting of $148,853 in cash and issued 775,000 common shares of the Company with a fair value of $1,860,000 in an effort to settle all amounts payable to the Former LINICO CEO in full. The Company paid $148,853 against the LINICO acquisition-related payable as of  September 30, 2025. The settlement was designed to fully satisfy the existing obligation of $3.2 million and resulted in a gain of $845,000 recognized in the first quarter of 2025 as a gain on extinguishment of liability in our condensed consolidated statement of operations. The Company agreed to make up any shortfall if the proceeds from the sale of the shares of common stock are less than $2.2 million, and the Former LINICO CEO agreed to refund any excess proceeds (see Note 12). The Company further agreed to register the Company's common stock for resale by Former LINICO CEO under the Securities Act of 1933, as amended, which became effective on March 28, 2025. The contractual stock consideration was recognized as a derivative on the condensed consolidated balance sheets (see Note 12).

As of June 30, 2025, all common shares of the Company were sold by the Former LINICO CEO and all obligations were settled in full. In June 2025, the Company received cash of $60,170 representing cash from the sale of the common shares in excess of amounts owed.

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

The OKL Award must be used for purposes of economic development and related infrastructure development. The Award requires certain ongoing conditions to be met, including without limitation, creation of 45 jobs, with an average salary of $80,000 per person, $160 million of total investments, maintenance of headquarters by March 31, 2026, with at least ten jobs for a period of at least ten consecutive quarters no later than December 31, 2030, and operation of a commercial demonstration biorefinery no later than December 31, 2031, otherwise the granted monies received would have to be repaid. In the first quarter of 2025, the Company met the first condition of the OKL Award and received $1.0 million from the Oklahoma Department of Commerce. In the third quarter of 2025, the Company met the second condition of the OKL Award by entering into the land facility lease and invoiced $1.0 million to the Oklahoma Department of Commerce (see Note 8). For the three and nine-months ended September 30, 2025, the Company recognized grant income of $12,501 and $29,167, respectively, in other income (expense) in the condensed consolidated statement of operations and recognized deferred revenue of $66,666 in accrued expenses and other liabilities and $1,904,167 in long-term deferred revenue on the condensed consolidated balance sheet.  As of September 30, 2025, $1,000,000 is recognized in accounts receivable on the condensed consolidated financial statements.

NOTE 8                  LEASES

The Company has lease balances recognized on the condensed consolidated balance sheets as follows:

Lease Assets and Liabilities	Classification	September 30, 2025	December 31, 2024
Finance lease right-of-use asset	Finance lease - right of use asset, net	$3,049,731	$3,088,188
Operating lease right-of-use asset	Operating lease - right of use asset, net	16,026,043	4,650,862
Total right of use assets		$19,075,774	$7,739,050

Operating lease liability - current	Accrued expenses and other liabilities	$158,735	$44,758
Operating lease liability - long-term	Operating lease - right of use lease liability	16,569,053	4,826,785
Finance lease liability, current portion	Finance lease - right of use lease liability	—	490,075
Total lease liabilities		$16,727,788	$5,361,618

The Company has the following lease costs recognized in the condensed consolidated statements of operations as follows:

	Three-Months Ended		Nine-Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Finance lease cost:
Amortization of right-of-use assets	$12,810	$12,810	$38,431	$36,853
Interest on lease liabilities	—	—	—	16,445
Operating lease cost:	503,267	162,682	1,207,433	197,549
Total lease cost	$516,077	$175,492	$1,245,864	$250,847

Other information:
Operating cash flows used in operating leases	$311,346	$76,871	$726,369	$110,051

The Company has the following weighted average remaining lease terms and discount rates for our finance and operating leases:

	September 30, 2025	September 30, 2024
Weighted-average remaining lease term - finance leases (years)	—	0.58
Weighted-average remaining lease term - operating leases (years)	24.50	9.60
Weighted-average discount rate - finance leases	—%	—%
Weighted-average discount rate - operating leases	13.5%	13.0%

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

As of  September 30, 2025, all common shares of the Company were sold by AST and all obligations were settled in full. In September 2025, the Company received cash of $813,000 representing cash from the sale of the common shares in excess of amounts owed.

For the three-months ended  September 30, 2025 and 2024, the Company recognized interest expense of $0 and $105,863, respectively, in connection with the 12% stated interest rate pursuant to the terms of the True Up Payment. For the nine-months ended September 30, 2025 and 2024, the Company recognized interest expense of $134,592 and $176,055, respectively, in connection with the 12% stated interest rate pursuant to the terms of the True Up Payment. As of  September 30, 2025, all obligations, including the True Up Payment, to AST were settled in full.

All of the assets purchased under the initial lease agreement are being used for research and development activities. The machinery and equipment acquired was built for a specific purpose and is being used in testing for development of the technology required to process woody biomass into intermediate materials that can be converted into pulp, paper and fuels. These assets have no alternative future use. The facility is an industrial property located in Wausau, Wisconsin with alternative uses. Since its inception, payments under this contract were allocated to the separate lease and non-lease components of the contract based on their standalone estimated fair values. During the three-months ended  September 30, 2025 and 2024, the Company recognized $0 and $79,935 respectively, of research and development expense associated with payments under this agreement. During the nine-months ended September 30, 2025 and 2024, the Company recognized $1,562,901 and $1,447,985, respectively, of research and development expense associated with payments under this agreement. The expense for the nine-months ended September 30, 2025, includes $1,487,476 from the stock consideration from the Second License Agreement Amendments discussed above.

Haywood Quarry Acquisition and Lease Agreement

On April 7, 2022, as amended on November 7, 2022, pursuant to a purchase agreement (the “Haywood Purchase Agreement”), the Company contracted to purchase the Haywood quarry and industrial property (the “Haywood Property”) from Decommissioning Services LLC (“Haywood”) for $2.1 million, payable in $50,000 of cash and 150,000 shares of common stock of Comstock with a total value of $2,295,000. The Haywood Property represents approximately 190 industrial acres in Lyon County, Nevada, and is part of one of the larger industrial parks in Lyon County. The property has power, water and highway access. The Company plans to employ a portion of the property for the storage of end-of-life electrification products.

The closing of the Haywood Purchase Agreement was contingent on liquidation of the shares and receipt of the full purchase price by Haywood. The Company agreed to make up any shortfall if the proceeds from the sale of the shares plus the deposit are less than $2.2 million, and Haywood agreed to refund any excess proceeds.

On April 2, 2024, the Company and Haywood amended the Haywood Purchase Agreement to extend the latest date of the closing to June 30, 2025, and to increase the purchase price by $100,000 to $2.2 million. Pursuant to the amendment, the Company was to pay $75,000 per month to Haywood, with $15,000 of each payment applied to rent expense and $60,000 of each payment applied to the $2.2 million purchase price, until the sum of such applied cash amounts plus previous cash payments plus the net proceeds from the sale of the shares of Company common stock equals $2.2 million. On April 11, 2024, pursuant to the amendment, the Company issued an additional 150,000 shares of the Company's common stock to Haywood with a fair value of $509,850. The payment was applied against the make-whole derivative liability associated with the common stock. The increase in purchase price from $2.1 million to $2.2 million increased the right-of-use finance lease asset and the make-whole derivative liability by $100,000 (see Note 12).

On June 9, 2025, the parties amended the Purchase Agreement (the “Third Amendment”) to extend the latest date of the closing to December 31, 2025, and issue an additional 200,000 common shares of the Company to Haywood. Pursuant to the Third Amendment, the Company will not be required to make cash payments following any month in which the sale of any common shares of the Company held by Haywood results in proceeds greater than $60,000. Pursuant to the Third Amendment, the Company issued an additional 200,000 shares of the Company's common stock to Haywood with a fair value of $700,000. The payment was applied against the make-whole derivative liability associated with the common stock.

For the three-months ended  September 30, 2025 and 2024, the Company paid Haywood $0 and $180,000, respectively, which payments resulted in a decrease in contractual consideration. For the nine-months ended September 30, 2025 and 2024, the Company paid Haywood $230,000 and $300,000, respectively, which resulted in a decrease in contractual consideration (see Note 12). As of  September 30, 2025, Haywood sold 407,944 shares of the Company's stock for net proceeds of $1,359,492 and holds 92,056 shares of the Company's stock. As of September 30, 2025, all obligations to Haywood were settled in full and the Company is due $389,174 comprised of the excess net proceeds received by Haywood from the sale of the Company's shares of $74,342 and an additional $314,832 which represents the fair value of the Company's common stock held by Haywood which will be reimbursed back to the Company (see Note 16). The Haywood reimbursement of excess proceeds from the sale of the Company's stock of $389,174 is recognized in accounts receivable on the condensed consolidated financial statements.

Operating Leases

On August 15, 2023, the Company, as lessee, signed a Real Estate and Building Lease Agreement (the “SCP Building Lease”) with Sierra Clean Processing LLC (“SCP”) to lease real property and improvements located in Silver Springs, Nevada. For the three-months ended  September 30, 2025 and 2024, the fixed operating lease expense was $14,908. For the nine-months ended September 30, 2025 and 2024, the fixed operating lease expense was $44,724.

On July 1, 2024, the Company, as lessee, signed a Real Estate and Building Lease Agreement (the “SCP Real Estate and Building Lease”) with SCP to lease real property and improvements located in Silver Springs, Nevada. For the three-months ended  September 30, 2025 and 2024, the fixed operating lease expense was $217,875 and $145,250, respectively. For the nine-months ended September 30, 2025 and 2024, the fixed operating lease expense was $653,625 and $145,250, respectively.

The Company's chief executive officer is an executive and director of SCP.

On January 22, 2025, the Company, as lessee, signed a Building Lease Agreement (the “Oklahoma Office Lease”) with Gaillardia Parkway LLC to lease real property and improvements located in Oklahoma City, OK. The Oklahoma Office Lease is under a three-year term which commenced on February 1, 2025, with no extension provision. Under the lease, rental expense is $5,244 per month for the first twelve rent payments, $5,403 per month for the next twelve months and $5,566 per month for the last twelve months of the lease term. At lease inception, the Oklahoma Office Lease was classified as an operating lease with a lease term of three years. At February 1, 2025, the Company recorded a right-of-use asset and lease liability of $160,102, at a discount rate of 12.95%. For the three and nine-months ended September 30, 2025, the fixed operating lease expense were $16,213 and $43,235, respectively.

On February 27, 2025, the Company, as lessee, signed a Commercial Lease Agreement (the “Madison Commercial Lease”) with McAllen Properties Dane LLC to lease commercial property and improvements located in Madison, WI (see Note 10). The Madison Commercial Lease is under an initial seven-year term which commenced on March 1, 2025 with an optional renewal term of five years. The Company expects to exercise the optional five-year renewal term. Under the lease, rental expense starts at $43,657 per month and escalates at fixed rates annually through the twelve-year term. At lease inception, the Madison Commercial Lease was classified as an operating lease with a lease term of twelve years. At February 27, 2025, the Company recorded a right-of-use asset and lease liability of $3,388,455, at a discount rate of 14.24%, commensurate to a twelve-year lease term, inclusive of the five-year renewal term. For the three and nine-months ended September 30, 2025, the fixed operating lease expense was $154,896 and $361,425, respectively.

On August 14, 2025, Bioleum, as lessee, signed a Sublease Agreement (the “Tulsa Commercial Lease”) with Tulsa Airports Improvement Trust (TAIT) to lease commercial land for development located in Tulsa, OK. The Tulsa Commercial Lease is under a twenty-year term commencing on September 1, 2025. Under the lease, rental expense starts at $57,266 per month during a one-year option term, during which, the lease can be terminated by the Company for any reason. The option term expires the sooner of August 31, 2026 or within 7 days advanced written notice upon failure of TAIT to obtain a Conditional Letter of Map Revision from the Federal Emergency Management Authority (“FEMA”).  After the Option term, rent expense escalates to $98,170 per month and escalates every five years commensurate with changes in the Consumer Price Index. At lease inception, the Tulsa Commercial Lease was classified as an operating lease and the Company expects to exercise the option, thus the Company determined a lease term of thirty years and a one-year option term. At September 1, 2025, the Company recorded a right-of-use asset and lease liability of $8,169,149 and $8,169,149, respectively, applying a discount rate of 13.44%. For the three and nine-months ended September 30, 2025, the fixed operating lease expense was $96,850.

For the three-months ended  September 30, 2025 and 2024, short-term operating lease expense was $47,222 and $25,199, respectively. For the nine-months ended September 30, 2025 and 2024, short-term operating lease expense was $140,218 and $70,699, respectively.

Minimum lease payments to be paid by the Company by fiscal year for the Company's operating leases are as follows:

Operating Leases
For the remainder of 2025	$426,072
2026	2,448,642
2027	2,831,044
2028	2,759,664
2029	2,724,817
Thereafter	40,566,284
Total lease payments	51,756,523
Less: imputed interest	(35,028,735)
Present value of lease liabilities	$16,727,788

Operating Lease Income

For the three-months ended September 30, 2025 and 2024, revenues from operating leases on our land and building leased to others totaled $34,550, and $37,200, respectively. For the nine-months ended September 30, 2025 and 2024, revenues from operating leases on our land and building leased to others totaled $108,150 and $109,125, respectively.

Minimum lease payments for operating leases to be received from others are as follows:

For the remainder of 2025	$24,000
2026	96,000
2027	96,000
2028	96,000
2029	96,000
Thereafter	96,000
Total Minimum Lease Income	$504,000

NOTE 9          DEBT OBLIGATIONS

Debt at September 30, 2025 and  December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
GHF Secured Promissory Note - 12% interest, due April 15, 2026	$—	$4,290,000
Alvin Fund LLC 2022 Note - 16% interest, due April 15, 2026	—	2,000,000
Alvin Fund LLC 2023 Note - 12% interest, due April 15, 2026	—	2,100,000
AQMS Note Payable - 9.76% implied interest, due March 31, 2025	—	100,000
Total debt	—	8,490,000
Less: debt discounts and issuance costs	—	(2,407)
Total debt, net of discounts	—	8,487,593
Less: current maturities	—	(97,593)
Long-term debt, net of discounts and issuance costs	$—	$8,390,000

GHF, Inc. Unsecured Promissory Note

During the three-months ended September 30, 2025 and 2024, the Company recognized interest expense of $42,989 and $129,758, respectively. During the nine-months ended September 30, 2025 and 2024, the Company recognized interest expense of $298,273 and $422,089, respectively, including OID amortization of $0 and $116,028 respectively, in connection with this note. On April 22, 2024, the Company and GHF amended the note (the “Amended GHF 2021 Note”) to extend the maturity from December 15, 2024 to April 15, 2026 and increase the interest rate from 6% to 12% per annum. The Company determined that the Amended GHF 2021 Note resulted in a debt modification and recorded in the second quarter of 2024 a loss on debt extinguishment of $331,891 in our condensed consolidated statement of operations. The principal due on the GHF 2021 Note of $4,290,000 was reassigned to Georges Trust.

Alvin Fund 2022 Note

During the three-months ended September 30, 2025 and 2024, the Company recognized interest expense of $27,178 and $80,658, respectively in connection with the Alvin Fund 2022 Note. During the nine-months ended September 30, 2025 and 2024, the Company recognized interest expense of $185,863 and $240,220, respectively in connection with the Alvin Fund 2022 Note. For the nine-months ended September 30, 2025 and 2024, the Company issued an aggregate of 68,123 and 87,844 shares of unregistered restricted shares of common stock, respectively, with a fair value of $213,041 and $241,096, respectively, to Alvin Fund in lieu of cash payments for interest under the Alvin Fund 2022 Note. On April 22, 2024, the Company and Alvin Fund LLC amended the Alvin Fund 2022 Note (“Amended Alvin Fund 2023 Note”) to extend the maturity from January 31, 2026 to April 15, 2026.

Alvin Fund 2023 Note

During the three-months ended September 30, 2025 and 2024, the Company recognized interest expense of $21,403 and $64,208, respectively, which includes no OID amortization in connection with the Alvin Fund 2023 Note. During the nine-months ended September 30, 2025 and 2024, the Company recognized interest expense of $146,368 and $226,310, respectively, which includes OID amortization of $0 and $62,913, respectively, in connection with the Alvin Fund 2023 Note. For the nine-months ended September 30, 2025 and 2024, the Company issued an aggregate of 59,386 and 51,033 shares of unregistered restricted shares of common stock, respectively, with a fair value of $188,482 and $143,145, respectively, to Alvin Fund in lieu of cash payments for interest under the Alvin Fund 2023 Note. On April 22, 2024, the Company and Alvin Fund LLC amended the Alvin Fund 2023 Note (the “Amended Alvin Fund 2023 Note”) to extend the maturity from February 12, 2025 to April 15, 2026 and increase the interest rate from 8% to 12% per annum. The Company determined that the Amended Alvin Fund 2023 Note resulted in a debt modification and recorded in the second quarter of 2024 a loss on debt extinguishment of $189,731 in our condensed consolidated statement of operations.

GHF and Alvin Fund Notes and Warrants Amendments

On August 8, 2025, the Company, Georges Trust and Alvin Fund LLC (“Alvin Fund”) entered into note amendments to modify the form and conditions of payment on the GHF Note, Alvin Fund 2022 Note and the Alvin Fund 2023 Note as follows.

•	The Company issued 2,900,000 common stock with a fair value of $9,193,000 which was allocated as a reduction to the debt liability of $8,390,000.
•	Of the fair value of the common stock issued, $768,204 was recognized as loss on debt extinguishment in our condensed consolidated statement of operations.
•	Obligation to pay Georges Trust and Alvin Fund on or before the True-Up Payment date of April 15, 2026, an amount equal to the unpaid principal balance plus accrued interest minus the net cash proceeds received by Georges Trust and Alvin Fund from the sale of the Company's shares of common stock creating a derivative of $34,796 (see Note 12).
•	The return of any excess shares and/or cash to the Company by Georges Trust and Alvin Fund, if on April 15, 2026, the value of the unsold shares plus the net cash proceeds received exceeds the unpaid principal balance plus accrued interest.

As of  September 30, 2025, Georges Trust holds 1,500,000 shares of the Company's stock and Alvin Fund holds 1,400,000 shares of the Company's stock.

On August 8, 2025, the Company and Georges Trust also extended the maturity of the GHF warrants to December 31, 2027. The incremental fair value resulting of the amendment to the GHF warrants was $112,800 and was recognized as part of the loss on debt extinguishment (see Note 12). On August 8, 2025, pursuant to the Alvin Fund 2023 Note Amendment, the Company and Alvin Fund extended the maturity of the Alvin Fund warrants to December 31, 2027. The incremental fair value resulting of the amendment to the Alvin Fund warrants was $91,000 and was recognized as part of the loss on debt extinguishment (see Note 12).

Kips Bay Select LP Unsecured 2025 Convertible Note

On January 10, 2025, the Company entered into a securities purchase agreement (“2025 Kips Bay Agreement”) for an unsecured convertible promissory note (the “2025 Kips Bay Note”) with Kips Bay with a principal amount of $10,638,298, of which $5,000,000 was funded in cash on January 13, 2025 with an original issue discount of $319,149. On March 11, 2025, the Company received additional funding of $5,000,000, which resulted in a principal amount for such second tranche of $5,319,149 (that is, an additional $5,000,000 in cash plus an additional $319,149 of original issue discount). The full principal was due on April 10, 2026. Interest was payable monthly at a rate of 6% per annum. In accordance with the agreement, in 2025, the Company issued 110,059 shares of its common stock (44,024 restricted and 66,035 registered) with a fair value of $531,915 as debt issuance costs. The amount was recognized as additional discount on the note. The 2025 Kips Bay Note contains conversion terms that are based on percentages of trading price and volumes. The terms require the conversion option to be bifurcated as a derivative. The initial derivative recorded totaled $1,920,000 and resulted in additional discount on the note (see Note 12).

During the three and nine-months ended September 30, 2025, the Company recognized interest expense of $77,048 and $721,646, respectively, which includes OID amortization of $56,617 and $540,063, in connection with the 2025 Kips Bay Note.

During 2025, pursuant to the 2025 Kips Bay Note, the Company issued 4,567,949 shares of the Company's common stock to Kips Bay with a fair value of $11,850,097 at an average conversion price of $2.59.

The loss on debt conversion recognized during the nine-months ended September 30, 2025 was calculated as follows:

Principal converted	$9,799,900
Debt discount associated with principal converted	(2,415,868)
Accrued interest payable converted	181,579
Derivative liability converted	1,196,319
Total	8,761,930
Fair value of stock issued (4,567,949 shares)	11,850,097
Loss on conversion of debt	$(3,088,167)

On August 12, 2025, the Company entered into a payoff letter agreement (the “Payoff Agreement”), with “Kips Bay related to the Company’s obligations under its 2025 Kips Bay Note. Pursuant to the Payoff Agreement, Kips Bay agreed to accept the payment of $2,500,000 in cash in full satisfaction of the Company’s obligations under the 2025 Kips Bay Note. In the third quarter of 2025, the Company determined that the payoff resulted in a loss on debt extinguishment of $1,795,883 recognized in our condensed consolidated statement of operations. As of  September 30, 2025, the 2025 Kips Bay Note was fully paid.

AQMS Note

During the three-months ended September 30, 2025 and 2024, the Company recognized interest expense of $0 and $6,797, respectively, in connection with the AQMS note payable. During the nine-months ended September 30, 2025 and 2024, the Company recognized interest expense of $2,407 and $29,921, respectively, in connection with the AQMS note payable. As of March 26, 2025, the AQMS note payable was paid off in full.

NOTE 10         COMMITMENTS AND CONTINGENCIES

COMSTOCK MINERAL ESTATE LEASE PAYMENTS

On September 29, 2025, the Company assigned certain mineral rights and properties under leases to Mackay pursuant to the Mackay MIPA (see Note 5). The Company has no future mineral estate lease payments.

NORTHERN COMSTOCK OPERATING AGREEMENT

The Company has an Operating Agreement with Northern Comstock LLC, as amended August 27, 2015 (the “Operating Agreement”). The Operating Agreement required that the Company make monthly cash contributions of $30,000 for eleven months each calendar year to Northern Comstock LLC and an annual contribution in the amount of $482,500 payable in stock or cash. On August 4, 2025, the Company issued 132,573 shares of unregistered restricted common stock with a fair value of $482,500 to Northern Comstock LLC as payment for obligations due under the Northern Comstock Operating Agreement (see Note 11). In August 2025, the Company paid an additional $812,500 contribution payment to Northern Comstock LLC toward the commitment obligation. The Company is to receive 42 acres of surface rights and surface and mineral rights for 20 mining patents for a total of 167 acres. During the three-months ended September 30, 2025 and 2024, the Company recognized expense associated with the Operating Agreement of $1,037,102 and $222,236, respectively, in selling, general, and administrative expense on the condensed consolidated income statements.  During the nine-months ended September 30, 2025 and 2024, the Company recognized expense associated with the Operating Agreement of $1,481,574 and $666,708, respectively, in selling, general, and administrative expense on the condensed consolidated income statements. At September 30, 2025 and  December 31, 2024, approximately $0 and $390,000, respectively, in scheduled cash contributions were included in accounts payable on the condensed consolidated balance sheets.

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

The Company is required to spend a minimum of $250,000 per quarter on commercially reasonable research, development and commercialization activities. As of September 30, 2025, this commitment remains satisfied (see Note 4).

INVESTMENT IN LICENSED TECHNOLOGY

Developer (see Note 3)

On March 1, 2024, the Company and Developer entered into the DSA to advance technologies owned by the Company's subsidiary that incorporate applications of intellectual properties owned by the Developer (“Developer IP”) (See Note 3). For the three-months ended September 30, 2025 and 2024, the Company recorded $350,700 and $350,700, respectively, as research and development expense in the condensed consolidated statements of operations. For the nine-months ended September 30, 2025 and 2024, the Company recorded $1,052,100 and $818,300, respectively, as research and development expense in the condensed consolidated statements of operations. On March 1, 2024, Developer granted the Company an exclusive license to use Developer IP to produce fuel (“Fuels License”) and treat water (“Water License” and, together with the Fuels License, the “Comstock License Agreements”) in exchange for royalty fees based on the production and sales of qualified products. The Comstock License Agreements also require the Company to pay minimum royalty fees equal to $20,000 on the earlier to occur of 240 days after receiving a patent for the Developer IP, and, commenced on February 15, 2025, and for each year thereafter, (i) $10,000 in year 1 and 2, (ii) $25,000 in year 3 and 4, and (iii) $75,000 in year 5 and thereafter. The Company also agreed to pay for certain outstanding and future patent costs, as well as a new patent filing fees for each new patent application added to the Licensed Patent Rights deriving from Developer individually ($10,000) or together with the Company ($5,000). The scope of the Water License is exclusive unless Comstock elects not to invest a minimum of $100,000 per calendar quarter after completion of Phase 1. As of  September 30, 2025, in accordance with the funding commitments under the Comstock License Agreements, the Company paid $205,204 of 2024 patent fee costs reflected in research and development expense in our condensed consolidated statements of operations. As of  September 30, 2025, payables to the Developer included in accounts payable on the condensed consolidated balance sheet was $2,177,300.

NREL

On October 1, 2024, the Company entered into an agreement with a managing and operating contractor of the U.S. Department of Energy’s (“DOE”) National Renewable Energy Laboratory (“NREL”). The agreement provides that the Company fund the research which includes the use of its pilot facility, equipment and laboratory in Wisconsin. The ongoing funding commitment is $1.5 million, $1.7 million, and $1.5 million, during 2025, 2026, and 2027, respectively. For the three and nine-months ended September 30, 2025, $404,232 and $1,212,696, respectively, has been funded under the agreement and recognized as research and development expense.

On October 1, 2024, the Company entered into an exclusive licensing agreement with the same party whereby the Company obtained exclusive license in existing or future patent rights associated with the research. The licensing agreement required the Company to pay fees of $100,000 that were recognized as research and development expense during the year ended December 31, 2024. Under this licensing agreement, the Company will pay a royalty fee equal to 3% of net sales. The agreement includes minimum annual royalty payments that are not applied against future years’ royalty payments. For the nine-months ended September 30, 2025, the Company paid $65,000 in annual royalty fees recognized as research and development expense in our condensed consolidated statement of operations. Annual royalty payments are as follows:

Minimum Annual Royalty
For the remainder of 2025	$-
2026	$90,000
2027	$95,000
2028	$125,000
2029	$135,000
Thereafter	$150,000

The Company has sublicensing rights and will pay a royalty fee equal to 15% of any such sublicensing revenue to NREL. The royalty fee and the sublicensing fee will be reduced to 2% and 10%, respectively, upon achievement of certain thresholds.

Marathon Petroleum Corporation

Investment Agreements

On February 28, 2025, Bioleum (formerly Comstock Fuels) entered into a series of definitive agreements with Virent, involving the purchase of $14.0 million in Bioleum equity as part of Bioleum's planned Series A preferred equity financing (“Series A Financing”), subject to a $700 million valuation cap (“Investment”). The purchase price includes $1.0 million in cash and $13.0 million in the Marathon SAFE Note issued in exchange for payment-in-kind assets comprised of equipment, related intellectual properties, and other materials located at Marathon’s former renewable fuel demonstration facility in Madison, Wisconsin (“Payment-In-Kind Assets”), on and subject to the terms and conditions of the applicable transaction documents (“Investment Agreements”). On February 28, 2025, the Payment-In-Kind Assets were transferred to the Company. The cash portion of the Investment will be made within five business days of the execution by Bioleum of third-party investment agreements for at least $25,000,000 in planned Series A Financing cash proceeds. The Investment Agreements included (i) a simple agreement for future equity governing the portion of the Investment issued in exchange for the Payment-In-Kind Assets; (ii) an asset transfer agreement to assign the Payment-In-Kind Assets; (iii) a license agreement covering applicable intellectual properties (“License Agreement”); and (iv) a letter agreement to provide post-closing conditions (“Letter Agreement”). Ancillary agreements delivered in connection with the Investment Agreements included a board observer agreement executed as of the Effective Date by and between Comstock Fuels and MPC Investment LLC (“MPC”), a subsidiary of Marathon, under which Bioleum granted MPC board observation rights in connection with the Investment (“Board Observer Agreement”). Separately, Bioleum executed a commercial lease agreement for Marathon’s former renewable fuels facility located in Madison, Wisconsin (“Madison Facility”) (see Note 8).

The Payment-In-Kind Assets were valued based on the fair value of the Marathon SAFE Note, which was recorded as a liability on the condensed consolidated balance sheet. On February 28, 2025, the fair value of the SAFE was determined to be $12.0 million, calculated by discounting the $13.0 million principal amount using estimated time periods and a 35% discount rate. As of  September 30, 2025, the fair value of the SAFE was determined to be $11.1 million, calculated by discounting the $13.0 million principal amount using estimated time periods and a 35% discount rate (see Note 12). During the three and nine-months ended September 30, 2025, the Company recognized a gain of $900,000 for the change in the fair value of the Marathon SAFE Note reflected in our condensed consolidated statements of operations (see Note 12).

License Agreement

Bioleum will use the Madison Facility to increase Bioleum's current pilot production capabilities, including the integration of those facilities with the existing facilities in Wausau, Wisconsin, leveraging Bioleum's patented, patent pending, and proprietary lignocellulosic biomass refining technologies (“Comstock IP”). The License Agreement provides for the grant by Virent to Bioleum of a non-exclusive, non-transferable, non-assignable, non-sublicensable, perpetual, royalty-free license under the Virent IP solely for research and development purposes associated with the Virent equipment (“Included Virent IP”), excluding applications involving the heterogenous catalysis of biomass-derived sugars (“Reserved License Field”). The License Agreement provides for Virent and Bioleum to coordinate in good faith to obtain an additional license for the Reserved License Field for research and development purposes. Bioleum also granted Marathon a reciprocal royalty-free, non-exclusive, sublicensable worldwide license to any improvements or additional intellectual property related to the Included Virent IP, excluding improvements to Comstock IP. The parties additionally agreed to negotiate in good faith for a commercial license in the event that a commercial opportunity is identified for the Included Virent IP, and Virent granted Bioleum a right of first refusal in the event that Virent transfers some or all of the Included Virent IP to a third party, subject to applicable pre-existing rights held by third parties. The Virent IP consists of the transfer of know-how in order to use the Payment-In-Kind Assets and does not represent any standalone value to the Company, thus, no value was assigned to the Virent IP as of  September 30, 2025.

Letter Agreement

The Letter Agreement requires the cash portion of the Investment to be made within five business days of the execution by Bioleum of third-party investment agreements for at least $25,000,000 in Series A equity financing. The Letter Agreement additionally requires Bioleum to grant Virent a lien on the Virent Equipment if Bioleum does not complete $25,000,000 in the Series A equity financing before November 30, 2025. On September 26, 2025, the parties entered into a Consent to Assignment of Agreement which extended the closing date from November 30, 2025 to March 31, 2026. The Letter Agreement additionally reiterated certain elements of the February 6, 2025, term sheet by and between the Company, (i) a definitive offtake agreement under which Marathon or its affiliates will purchase advanced biomass-based intermediates and fuels from Bioleum's planned commercial demonstration facility; and (ii) a joint development agreement under which Marathon or its affiliates will provide support services to Bioleum in exchange for a warrant which creates the option for Marathon to purchase additional equity in Bioleum. As of  September 30, 2025, $20.0 million of Series A equity financing has been completed.

OTHER

The Company agreed to pay each of the independent directors a total of $160,000 annually, in cash or shares of common stock, which includes an annual cash payment of $60,000 plus chair and committee meeting fees. The Chair of each Committee is paid an additional cash payment of $20,000 annually. For the three-months ended September 30, 2025 and 2024, the Company recognized director fees expenses of $200,000 and $250,000, respectively. For the nine-months ended September 30, 2025 and 2024, the Company recognized director fees expenses of $600,000 and $675,000, respectively. As of  September 30, 2025 and December 31, 2024, director fees compensation included in accounts payable on the condensed consolidated balance sheet was $52,500 and $177,500, respectively. As of  September 30, 2025 and December 31, 2024, the Company accrued $1,375,000 and $1,000,000, respectively, in director fee compensation associated with the director fees payable expected to be satisfied with shares of the company's common stock that is expected to be issued in 2025 and paid annually and is included in other long-term liabilities on the condensed consolidated balance sheet.

We are involved in claims and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

NOTE 11         EQUITY

Issuance of Registered Shares of Common Stock

2025 Issuances

On August 12, 2025, the Company announced a Confidentially Marketed Public Offering (“CMPO”) with Titan Partners Group (“Titan”). The Company raised $30 million in gross proceeds before underwriting discounts and commissions and other offering expenses. On August 14, 2025, the Company issued 13,333,334 registered shares of its common stock at a price of $2.25 per share for $30,000,002 and received net proceeds of $27,640,001 pursuant to the equity offering on August 12, 2025. On September 11, 2025, Titan Partners exercised their over-allotment option and on September 15, 2025, the Company issued an additional 2,000,000 registered shares of its common stock at a price of $2.25 per share for $4,500,000 and received net proceeds of $4,170,000. On August 12, 2025, pursuant to the CMPO, the Company entered into underwriter purchase warrants with various parties and issued 933,334 warrants with an issue date of August 14, 2025, initial exercise date of February 8, 2026 and expiration date of August 12, 2030 with an exercise price of $2.58. On September 15, 2025, pursuant to the overallotment option, the Company entered into underwriter purchase warrants with various parties and issued 140,000 warrants with an issue date of September 15, 2025, initial exercise date of February 8, 2026 and expiration date of August 12, 2030 with an exercise price of $2.58.

On February 3, 2025, the Company issued 66,035 registered shares of its common stock for debt-issuance costs equal to 3% of the principal amount of the 2025 Kips Bay Note with a fair value of $319,149 (see Note 9).

Issuance of Unregistered Shares of Common Stock

2025 Issuances

Issuance Date	Issued To	Fair Value	Common Shares Issued
Various	Alvin Fund LLC	$401,523	127,509
Various	Kips Bay Select LP	$11,850,097	4,567,949
August 13, 2025	Georges Trust	$4,755,000	1,500,000
August 12, 2025	Alvin Fund LLC	$4,438,000	1,400,000
August 4, 2025	Northern Comstock LLC	$482,500	132,573
June 12, 2025	Haywood	$700,000	200,000
June 10, 2025	Flux Photon Corporation and affiliates	$5,780,000	2,000,000
May 13, 2025	Private Placement	$1,500,000	625,000
March 20, 2025	American Science and Technology Corporation (“AST”)	$2,482,200	985,000
February 28, 2025	Former LINICO CEO	$1,860,000	775,000
January 27, 2025	Kips Bay Select LP	$212,766	44,024
Total common shares issued			12,357,055

2024 Issuances

Issuance Date	Issued To	Fair Value	Common Shares Issued
Various	Alvin Fund LLC	$384,241	138,877
September 3, 2024	Northern Comstock LLC	$482,500	292,070
August 16, 2024	Private Placement	$1,000,000	500,000
August 6, 2024	Leviston Resources LLC	$54,350	33,779
May 22, 2024	Private Placement	$500,000	125,000
April 19, 2024	Private Placement	$250,000	100,000
April 19, 2024	OTB Capital Inc. (marketing fees)	$162,693	56,101
April 11, 2024	Haywood	$509,850	150,000
April 10, 2024	American Science and Technology Corporation (“AST”)	$1,587,025	497,500
March 27, 2024	ClearThink Capital Partners, LLC	$85,000	25,000
January 11, 2024	Kips Bay Select LP	$157,895	30,893
Total common shares issued			1,949,220

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

On May 22, 2025, Bioleum, entered into an agreement with an investor to close on the first $20 million in direct Convertible Preferred Stock - Series A equity investment. As part of the agreement, the investor received equity in Bioleum and the Company recognized non-controlling equity interest and additional paid-in capital of $663,638 and $19,336,362, respectively, in our condensed consolidated balance sheet. On May 22, 2025, Bioleum issued 2.0 million Series 2 Convertible Preferred Shares to the Founder Group in exchange for the assignment of additional developed technologies. As part of the exchange, the Founder Group received equity in Bioleum and the Company determined that the fair value of the Bioleum shares assigned to the Founder Group was $5,280,000 (see Note 12) which was recognized as an intangible asset and non-controlling equity interest and additional paid-in capital of $2,636,382 and $2,643,618, respectively, in our condensed consolidated balance sheet (see Note 6). The Company attributes Bioleum earnings and losses to non-controlling interests using the hypothetical-liquidation book value (“HLBV”) method, which is a balance sheet-oriented approach. Under the HLBV method, Bioleum income and losses are attributed to each unit based on changes to the amounts that each unit would hypothetically receive at each period end under the liquidation provisions of the Bioleum Amended and Restated Certificate of Incorporation, assuming the net assets of Bioleum were liquidated at their carrying values determined in accordance with GAAP. The proportion of earnings and losses attributed to non-controlling interests under HLBV is subject to change as Bioleum net assets change. As of September 30, 2025, the Company’s preference from the Series 1 Convertible Preferred Shares exceeds Bioleum’s net assets (see Note 14). As a result, earnings and losses of Bioleum are fully attributed to the Company.

On March 1, 2023, Comstock Metals LLC (“Comstock Metals”), a wholly owned subsidiary of the Company, entered into an Employment Agreement with the President of Comstock Metals (“Metals President”). As part of this agreement, the Metals President was to receive 20% of the equity in Comstock Metals, vesting evenly, over a five-year period which commenced on March 1, 2023 through March 1, 2028. On March 1, 2024, the first tranche vested reducing the Company’s ownership in Comstock Metals to 96% with a non-controlling interest of 4%. On December 30, 2024, Comstock Metals and the Metals President entered into a Rescission Agreement to rescind the Employment Agreement and cancel the Metals President vesting of equity in Comstock Metals. The rescission resulted in a decrease in non-controlling interest and a corresponding increase to additional paid-in capital of $91,156 during the year ended December 31, 2024. For the three and nine-months ended  September 30, 2024, the Company recognized share-based compensation expense of $43,150 and $129,450, respectively, associated with the rescinded agreement. During 2025, the Company did not recognize share-based compensation expense associated with the rescinded agreement. As of  September 30, 2025 and December 31, 2024, the Company owned 100% of Comstock Metals.

Warrants

Outstanding warrants at September 30, 2025 and  December 31, 2024 are as follows:

	Number of Warrants as of September 30, 2025	Number of Warrants as of December 31, 2024	Exercise Price	Expiration Date
GHF, Inc.	20,000	20,000	$4.56	December 31, 2027
GHF, Inc.	50,000	50,000	$4.56	December 31, 2027
GHF, Inc.	50,000	50,000	$4.56	December 31, 2027
Alvin Fund LLC	100,000	100,000	$4.56	December 31, 2027
Underwriter Purchase Warrants	1,073,334	—	$2.58	August 12, 2030
Total Outstanding warrants	1,293,334	220,000

On August 12, 2025, pursuant to the CMPO, the Company entered into underwriter purchase warrants with various parties and issued 933,334 warrants with an issue date of August 14, 2025, initial exercise date of February 8, 2026 and expiration date of August 12, 2030 with an exercise price of $2.58. On September 15, 2025, pursuant to the overallotment option, the Company entered into underwriter purchase warrants with various parties and issued 140,000 warrants with an issue date of September 15, 2025, initial exercise date of February 8, 2026 and expiration date of August 12, 2030 with an exercise price of $2.58.

During the nine-months ended September 30, 2025 and 2024, no warrants were exercised or expired. On August 8, 2025, the Company, Georges Trust and Alvin Fund extended the maturity of the GHF and Alvin Fund warrants to December 31, 2027 and the incremental fair value resulting from the amendment to the Alvin Fund warrants was $203,800 and was recognized as part of the loss on debt extinguishment (see Note 9).

NOTE 12

FAIR VALUE MEASUREMENTS

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2025:

		Fair Value Measurements at
		September 30, 2025
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Georges Trust derivative	$562,114	$—	$562,114	$—
Alvin Fund derivative	283,682	—	283,682	—
Total assets measured at fair value	$845,796	$—	$845,796	$—

Liabilities:
FPC derivative	$5,297,789	$—	$5,297,789	$—
Marathon SAFE Note	11,100,000	—	—	11,100,000
Total liabilities measured at fair value	$16,397,789	$—	$5,297,789	$11,100,000

The following table presents our assets measured at fair value on a recurring basis at  December 31, 2024:

Fair Value Measurements at
December 31, 2024
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Haywood derivative	$1,529,850	$—	$1,529,850	$—
Total assets measured at fair value	$1,529,850	$—	$1,529,850	$—

VALUATION METHODOLOGIES

Following is a description of the valuation methodologies used for the Company's financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Derivatives

The Company has several derivatives associated with its common stock including make-whole commitments and debt conversion options. The following tables presents changes in our derivative assets and liabilities for the three and nine-months ended September 30, 2025 and 2024, measured at fair value:

	For the Three-Months Ended September 30, 2025
	As of June 30, 2025	(Additions) Deductions	Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of September 30, 2025
2025 Kips Bay convertible debt derivative	$(220,000)	$170,000	$50,000	$—	$—
FPC derivative	(3,557,000)	—	(1,740,789)	—	(5,297,789)
Georges Trust derivative	—	101,114	375,000	86,000	562,114
Alvin Fund derivative	—	(66,318)	350,000	—	283,682
Haywood derivative	617,167	(339,574)	(277,593)	—	—
Total derivative assets (liabilities) at fair value	$(3,159,833)	$(134,778)	$(1,243,382)	$86,000	$(4,451,993)

	For the Nine-Months Ended September 30, 2025
	As of December 31, 2024	(Additions) Deductions	Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of September 30, 2025
2025 Kips Bay convertible debt derivative	$—	$(723,682)	$723,682	$—	$—
FPC derivative	—	(5,087,000)	(210,789)	—	(5,297,789)
Georges Trust derivative	—	101,114	375,000	86,000	562,114
Alvin Fund derivative	—	(66,318)	350,000	—	283,682
LINICO acquisition-related payable derivative	—	(400,170)	400,170	—	—
AST derivative	—	(916,204)	916,204	—	—
Haywood derivative	1,529,850	360,426	(2,120,276)	230,000	—
Total derivative assets (liabilities) at fair value	$1,529,850	$(6,731,834)	$433,991	$316,000	$(4,451,993)

	For the Three-Months Ended September 30, 2024
	As of June 30, 2024	(Additions) Deductions	Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of September 30, 2024
2023 Kips Bay convertible debt derivative	$(470,000)	$55,206	$404,794	$—	$(10,000)
Leviston convertible debt derivative	—	(130,000)	130,000	—	—
2024 Kips Bay convertible debt derivative	—	(1,120,000)	(120,000)	—	(1,240,000)
LINICO acquisition-related payable derivative	(3,252,429)	3,243,853	8,576	—	—
Haywood derivative	(678,150)	—	927,000	180,000	428,850
Total derivative assets (liabilities) at fair value	$(4,400,579)	$2,049,059	$1,350,370	$180,000	$(821,150)

	For the Nine-Months Ended September 30, 2024
	As of December 31, 2023	(Additions) Deductions	Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of September 30, 2024
2023 Kips Bay convertible debt derivative	$(1,360,000)	$(110,875)	$1,460,875	$—	$(10,000)
Leviston convertible debt derivative	—	(130,000)	130,000	—	—
2024 Kips Bay convertible debt derivative	—	(1,120,000)	(120,000)	—	(1,240,000)
LINICO acquisition-related payable derivative	(2,383,162)	3,243,853	(860,691)	—	—
Haywood derivative	(875,000)	409,850	594,000	300,000	428,850
GenMat derivative	(781,966)	(694,970)	(687,428)	2,164,364	—
Total derivative assets (liabilities) at fair value	$(5,400,128)	$1,597,858	$516,756	$2,464,364	$(821,150)

At September 30, 2025 and  December 31, 2024, the fair value of the derivative assets (George's Trust, Alvin and Haywood) and the FPC derivative liabilities were based on a trading price of the Company’s shares of $3.42, and $8.00, respectively. At  September 30, 2024, fair value of the LINICO acquisition-related payable derivative liability and Haywood derivative asset were based on a trading price of the Company’s shares of $4.70.

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

During the three and nine-months ended September 30, 2025, the Company recorded a gain of $50,000 and $723,682, respectively, for the change in the fair value of the derivative. During the nine-months ended September 30, 2025, $1,196,319 of the derivative liability decreased in connection with the conversion of the related debt into shares of common stock. At  September 30, 2025, the Kips Bay Note was fully converted. The derivative liability was classified within Level 3 of the valuation hierarchy.

In 2025, the range of variables used to calculate the original fair value of the conversion option derivative and the fair value on the dates of conversion are as follows.

Stock Price	Discount Rate	Volatility	Risk Free Rate
Conversion price equal to 88% of the 7 day minimum VWAP	35%	103.0% to 134.0%	3.93% to 4.24%

FPC Derivative Instrument

On May 21, 2025, in connection with execution and delivery of the Bioleum Transaction Documents, the Company and FPC entered into the FPC Asset Purchase Agreement Amendment and issued 2,000,000 shares of common shares of the Company, 1,700,000 of such shares went towards settling $10.0 million of the Earn Out, with true up provisions for any proceeds received by FPC that are below or in excess of $10.0 million (see Note 6). The Company further agreed to register the Company's common stock for resale by FPC under the Securities Act of 1933, as amended, which became effective on June 30, 2025.

The Company issued FPC 1,700,000 shares of its common stock with a fair value of $4,913,000 and recorded a derivative liability of $5,087,000 based on the $2.89 closing price per share of our common stock. The settlement is designed to fully satisfy the existing obligation of $10.0 million. As of  September 30, 2025, FPC sold 1,224,543 shares of the Company's stock for net proceeds of $3,076,148. During the three and nine-months ended September 30, 2025, the Company recorded a loss of $1,740,789 and $210,789, respectively, for the change in the fair value of the derivative. The derivative liability was classified within Level 2 of the valuation hierarchy.

Georges Trust Derivative Instrument

On August 13, 2025, pursuant to the GHF 2021 Note Amendment, the Company issued 1,500,000 shares of its common stock to Georges Trust with a fair value of $4,755,000 determined by the closing price per share of our common stock. Pursuant to the amendment, a true up provision was recognized as a derivative asset in the amount of $101,114 (see Note 9). For the three and nine-months ended September 30, 2025 and 2024, the Company paid Georges Trust $86,000 which resulted in a decrease in contractual stock consideration. During the three and nine-months ended September 30, 2025, the Company recorded a gain of $375,000 for the change in the fair value of the derivative. The derivative asset was classified within Level 2 of the valuation hierarchy.

Alvin Fund Derivative Instruments

On August 12, 2025, pursuant to the Alvin Fund 2022 and the Alvin Fund 2023 Note Amendments, the Company issued 1,400,000 shares of its common stock to Alvin Fund with a fair value of $4,438,000 determined by the closing price per share of our common stock. Pursuant to the amendment, a true up provision was recognized as a derivative liability in the amount of $66,318 (see Note 9). During the three and nine-months ended September 30, 2025, the Company recorded a gain of $350,000 for the change in the fair value of the derivative. The derivative asset was classified within Level 2 of the valuation hierarchy.

LINICO Acquisition-Related Payable Derivative Instrument

On February 28, 2025, the Company agreed to make cash payments of $148,853 and issue common shares of the Company valued at $2,200,000 to settle all amounts payable for the acquisition of LINICO to the Former LINICO CEO in full (see Note 7). The Company agreed to make up any shortfall if the proceeds from the sale of the shares are less than $2.2 million, and the Former LINICO CEO agreed to refund any excess proceeds. In March 2025, the Company issued to the Former LINICO CEO 775,000 shares of its common stock with a fair value $1,860,000 and recorded a derivative liability of $340,000. The Company further agreed to register the Company's common stock for resale by the Former LINICO CEO under the Securities Act of 1933, as amended, which became effective on March 28, 2025. The settlement is designed to fully satisfy the existing obligation of over $3.2 million and resulted in an estimated gain of $845,000 reflected in gain on extinguishment of liability on our condensed consolidated statement of operations. During the three and nine-months ended September 30, 2025, the Company recorded a gain of $0 and $400,170, respectively, for the change in the fair value of the derivative. The derivative liability was classified within Level 2 of the valuation hierarchy. At  September 30, 2025, the Company fulfilled our commitment requirements on the make-whole provision and eliminated the derivative and the accounting thereto.

AST Derivative Instrument

On March 20, 2025, the Company recognized a derivative asset on the condensed consolidated balance sheets in connection with the Second License Agreement Amendments (see Note 8). On that date, the $480,540 fair value of the derivative asset was determined based on the excess of the fair value of 1,207,166 shares of our common stock issued to and held by AST over the $3.5 million contractual stock consideration required under the agreement. The value of the shares was based on the $2.52 closing price per share of our common stock on that date. The Company further agreed to register the Company's common stock for resale by AST under the Securities Act of 1933, as amended, which became effective on April 7, 2025. During the three and nine-months ended September 30, 2025, the Company recorded a gain of $0 and $916,204, respectively, for the change in the fair value of the derivative. The derivative asset was classified in Level 2 of the valuation hierarchy. As of  September 30, 2025, the Company fulfilled our commitment requirements on the make-whole provision and the derivative and the accounting thereto.

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

During the nine-months ended September 30, 2025 and the year-ended  December 31, 2024, the Company paid Haywood $230,000 and $420,000, respectively, which resulted in a decrease in contractual stock consideration. As of  September 30, 2025, Haywood sold 407,944 shares of the Company's stock for net proceeds of $1,359,492. At September 30, 2025, the fair value of the Company's common stock held by Haywood of 92,056 shares was based on the closing price per share of our common stock with a fair value of the receivable of $389,174 (see Note 8). During the three and nine-months ended September 30, 2025, the Company recorded a loss of $277,593 and $2,120,275, respectively, for the change in the fair value of the derivative. The derivative asset was classified in Level 2 of the valuation hierarchy. As of  September 30, 2025, the Company fulfilled our commitment requirements on the make-whole provision and eliminated the derivative and the accounting thereto.

Other

Marathon SAFE Note Instrument

On February 28, 2025, Bioleum (formerly Comstock Fuels) entered into a series of definitive agreements with Virent, involving the purchase of Bioleum equity as part of Bioleum's planned Series A Financing (see Notes 5 and 10). As of February 28, 2025, the Company recognized the Marathon SAFE Note liability of $12.0 million on the condensed consolidated balance sheets in connection with the agreement with Virent and elected to account the Marathon SAFE Note liability under the fair value option. The Marathon SAFE Note liability was estimated with assistance from third-party valuation specialists and valued using a probability weighted present value of the Marathon SAFE Note with the discount factor based on published venture capital rate of returns of 35% and a discounting period range of 0.25 to 0.84 years. At  September 30, 2025, the fair value of the Marathon SAFE Note liability was estimated at $11.1 million and valued using a probability weighted present value of the Marathon SAFE Note with the discount factor based on published venture capital rate of returns of 35% and a discounting period range of 0.5 to 1.0 years. During the three and nine-months ended September 30, 2025, the Company recorded a gain of $900,000 for the change in the fair value of the Marathon SAFE Note reflected in our condensed consolidated statements of operations. The Marathon SAFE Note liability was classified within Level 3 of the valuation hierarchy.

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

Other Financial Instruments

At September 30, 2025, the carrying amount of cash and cash equivalents and notes receivable and advances approximates fair value because of the short-term maturity of these financial instruments.

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

Net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. For the three and nine-months ended September 30, 2025 and 2024, all common stock equivalent shares, including warrants to purchase common stock, are antidilutive.

NOTE 14         SEGMENT REPORTING

We have the following segments and reporting units: Bioleum, Metals, Mining, Strategic Investments and Corporate. The Company’s goal is to accelerate the commercialization of decarbonizing technologies. Once a technology achieves a certain technology readiness or a justifiable critical mass or market distinction, we strategically plan its commercialization and dedicate resources toward that end. Until then, it is managed with corporate resources.

Summarized financial information relating to our reportable segments is provided below. For the Metals, Mining, Strategic Investments and Corporate Segments, our chief operating decision maker (“CODM”) is our executive team consisting of our chief executive officer, chief operating officer and chief financial officer. For our Bioleum Segment, the chief executive officer of Bioleum is the CODM. Our CODM assesses the Company's performance and allocation of capital resources based on our segments of Bioleum, Metals, Mining, Strategic Investments and Corporate. Certain amounts have been reclassified to conform to the current period presentation on a comparable basis. The Company plans, executes and monitors each reporting segment and has dedicated personnel responsible for each reportable segment. Our Bioleum Segment represents our lignocellulosic biomass into biointermediates for refining into renewable fuels. Our Metals Segment represents our recycling of electrification products. Our Mining Segment includes our gold and silver mining assets and related real estate. Our Strategic Investments Segment includes our investments in Green Li-ion and SSOF and our Corporate Segment includes all other assets and general corporate costs. Mining revenue is from leasing mineral claims and other real estate.

The Company’s total revenue for the three-months ended  September 30, 2025, consisted of the following:

				Strategic
	Bioleum	Metals	Mining	Investments	Corporate	Total
Mining and Real Estate	$—	$—	$30,750	$—	$3,800	$34,550
Decommissioning Services	—	3,845	—	—	—	3,845
Off-take	—	15,684	—	—	—	15,684
Total Revenue	$—	$19,529	$30,750	$—	$3,800	$54,079

The Company’s total revenue for the three-months ended  September 30, 2024, consisted of the following:

				Strategic
	Bioleum	Metals	Mining	Investments	Corporate	Total
Mining and Real Estate	$—	$—	$423,025	$—	$4,800	$427,825
Recycling	—	36,023	—	—	—	36,023
Decommissioning Services	—	90,735	—	—	—	90,735
Off-take	—	1,800	—	—	—	1,800
Total Revenue	$—	$128,558	$423,025	$—	$4,800	$556,383

The Company’s total revenue for the nine-months ended September 30, 2025, consisted of the following:

				Strategic
	Bioleum	Metals	Mining	Investments	Corporate	Total
Mining and Real Estate	$—	$—	$95,250	$—	$12,900	$108,150
Decommissioning Services	—	1,044,546	—	—	—	1,044,546
Off-take	—	26,744	—	—	—	26,744
Total Revenue	$—	$1,071,290	$95,250	$—	$12,900	$1,179,440

The Company’s total revenue for the nine-months ended September 30, 2024, consisted of the following:

				Strategic
	Bioleum	Metals	Mining	Investments	Corporate	Total
Mining and Real Estate	$—	$—	$1,266,601	$—	$14,400	$1,281,001
Recycling	—	43,622	—	—	—	43,622
Decommissioning Services	—	90,735	—	—	—	90,735
Off-take	—	1,800	—	—	—	1,800
Total Revenue	$—	$136,157	$1,266,601	$—	$14,400	$1,417,158

For the nine-months ended September 30, 2025, one customer, RWE, accounted for over 10% of our revenues. For the nine-months ended September 30, 2024, one customer, Mackay Precious Metals Inc., accounted for over 10% of our revenues. At  September 30, 2025, one customer, Virtus Renewables, accounted for over 10% of our accounts receivable balance. At December 31, 2024, one customer, Mackay Precious Metals Inc., accounted for over 10% of our accounts receivable balance. At September 30, 2025, Comstock Metals billed $2.9 million of which $1.0 million was for decommissioning services and recorded as revenue and $1.5 million of which represents fees for recycling services that have not yet been completed and are recognized as deferred revenue. As of  September 30, 2025, total deferred revenue for these services were $1.8 million.

Three-Months Ended
September 30, 2025	Metals	Mining	Strategic Investments	Corporate / Other	Total of Segments before Bioleum Corp.	Bioleum	Consolidated
Revenue	$19,529	$30,750	$—	$3,800	$54,079	$—	$54,079

Cost of goods sold	$324,397	$—	$—	$—	$324,397	$—	$324,397

Selling and marketing	$22,430	$—	$—	$19,474	$41,904	$196,570	$238,474

General and administrative	$761,237	$531,264	$3,903	$2,739,323	$4,035,727	$1,835,810	$5,871,537

Research and development	$66,405	$1,930	$—	$27,908	$96,243	$2,133,595	$2,229,838

Depreciation and amortization	$63,931	$42,971	$—	$20,147	$127,049	$1,035,197	$1,162,246

Impairment of intangible assets	$—	$—	$—	$9,333	$9,333	$—	$9,333

Impairment of properties, plant and equipment	$30,480	$402,931	$—	$—	$433,411	$—	$433,411

Loss from operations	$(1,249,351)	$(948,346)	$(3,903)	$(2,812,385)	$(5,013,985)	$(5,201,172)	$(10,215,157)

Total other income (expense), net	$1,391	$(224,273)	$—	$(3,239,948)	$(3,462,830)	$789,651	$(2,673,179)

Net loss	$(1,247,960)	$(1,172,619)	$(3,903)	$(6,052,333)	$(8,476,815)	$(4,411,521)	$(12,888,336)

Interest Expense	$—	$825	$—	$335,251	$336,076	$—	$336,076

Equity method investment loss	$—	$—	$—	$—	$—	$(24,000)	$(24,000)

Capital Expenditures	$18,488	$—	$—	$1,000	$19,488	$901,129	$920,617

Three-Months Ended
September 30, 2024	Metals	Mining	Strategic Investments	Corporate / Other	Total of Segments before Bioleum Corp.	Bioleum	Consolidated
Revenue	$128,558	$423,025	$—	$4,800	$556,383	$—	$556,383

Selling and marketing	$371	$—	$—	$95,396	$95,767	$—	$95,767

General and administrative	$473,495	$649,455	$4,387	$2,045,773	$3,173,110	$(92,504)	$3,080,606

Research and development	$261,048	$—	$—	$257,202	$518,250	$922,117	$1,440,367

Depreciation and amortization	$260,371	$45,199	$180	$23,966	$329,716	$232,740	$562,456

Impairment of intangible assets	$8,655,176	$—	$7,560	$5,133	$8,667,869	$—	$8,667,869

Impairment of properties, plant and equipment	$—	$—	$—	$324,047	$324,047	$—	$324,047

Loss from operations	$(9,521,903)	$(271,629)	$(12,127)	$(2,746,717)	$(12,552,376)	$(1,062,353)	$(13,614,729)

Total other income (expense), net	$3	$980,188	$(417,296)	$(1,810,922)	$(1,248,027)	$(131,827)	$(1,379,854)

Net income (loss)	$(9,521,900)	$708,559	$(429,423)	$(4,557,639)	$(13,800,403)	$(1,194,180)	$(14,994,583)

Interest Expense	$—	$1,010	$—	$590,123	$591,133	$105,863	$696,996

Equity method investment income (loss)	$—	$1,952	$(425,871)	$—	$(423,919)	$(25,964)	$(449,883)

Capital Expenditures	$339,011	$—	$—	$—	$339,011	$—	$339,011

Nine-Months Ended
September 30, 2025	Metals	Mining	Strategic Investments	Corporate / Other	Total of Segments before Bioleum Corp.	Bioleum	Consolidated
Revenue	$1,071,290	$95,250	$—	$12,900	$1,179,440	$—	$1,179,440

Cost of goods sold	$2,025,194	$—	$—	$—	$2,025,194	$—	$2,025,194

Selling and marketing	$47,780	$—	$—	$380,160	$427,940	$319,459	$747,399

General and administrative	$1,958,875	$1,116,021	$9,654	$6,637,639	$9,722,189	$3,533,978	$13,256,167

Research and development	$139,206	$3,687	$—	$578,916	$721,809	$6,932,592	$7,654,401

Depreciation and amortization	$190,060	$133,594	$—	$59,439	$383,093	$1,791,229	$2,174,322

Impairment of intangible assets	$—	$—	$—	$9,333	$9,333	$—	$9,333

Impairment of properties, plant and equipment	$30,480	$402,931	$—	$—	$433,411	$—	$433,411

Gain on sale of mineral rights	$—	$(200,000)	$—	$—	$(200,000)	$—	$(200,000)

Loss from operations	$(3,320,305)	$(1,360,983)	$(9,654)	$(7,652,587)	$(12,343,529)	$(12,577,258)	$(24,920,787)

Total other income (expense), net	$1,390	$(1,967,441)	$400,170	$(4,951,106)	$(6,516,987)	$1,628,564	$(4,888,423)

Net income (loss)	$(3,318,915)	$(3,328,424)	$390,516	$(12,603,693)	$(18,860,516)	$(10,948,694)	$(29,809,210)

Interest Expense	$—	$2,621	$—	$1,578,816	$1,581,437	$187,845	$1,769,282

Equity method investment loss	$—	$—	$—	$—	$—	$(6,562)	$(6,562)

Acquisitions to intangible assets	$—	$—	$—	$—	$—	$20,915,617	$20,915,617

Capital Expenditures	$297,479	$—	$—	$1,000	$298,479	$1,331,710	$1,630,189

Nine-Months Ended
September 30, 2024	Metals	Mining	Strategic Investments	Corporate / Other	Total of Segments before Bioleum Corp.	Bioleum	Consolidated
Revenue	$136,157	$1,266,601	$—	$14,400	$1,417,158	$—	$1,417,158

Selling and marketing	$5,945	$—	$—	$388,853	$394,798	$1,515	$396,313

General and administrative	$979,114	$1,485,213	$(79,264)	$6,314,622	$8,699,685	$400,721	$9,100,406

Research and development	$518,188	$—	$1,287	$899,593	$1,419,068	$3,461,779	$4,880,847

Depreciation and amortization	$974,684	$135,472	$720	$59,171	$1,170,047	$705,104	$1,875,151

Impairment of intangible assets	$8,655,176	$—	$7,560	$5,133	$8,667,869	$—	$8,667,869

Impairment of properties, plant and equipment	$—	$—	$—	$324,047	$324,047	$—	$324,047

Income (loss) from operations	$(10,996,950)	$(354,084)	$69,697	$(7,977,019)	$(19,258,356)	$(4,569,119)	$(23,827,475)

Total other income (expense), net	$3	$768,884	$(2,747,121)	$(4,493,862)	$(6,472,096)	$(265,604)	$(6,737,700)

Net income (loss)	$(10,996,947)	$414,800	$(2,677,424)	$(12,470,881)	$(25,730,452)	$(4,834,723)	$(30,565,175)

Interest Expense	$—	$3,154	$—	$2,102,445	$2,105,599	$192,499	$2,298,098

Equity method investment loss	$—	$(1,694)	$(1,599,011)	$—	$(1,600,705)	$(74,364)	$(1,675,069)

Acquisitions to intangible assets	$—	$—	$—	$—	$—	$100,000	$100,000

Capital Expenditures	$804,949	$—	$—	$—	$804,949	$—	$804,949

As of September 30, 2025	Metals	Mining	Strategic Investments	Corporate / Other	Total of Segments before Bioleum Corp.	Bioleum	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$274,985	$8,420	$—	$19,002,945	$19,286,350	$12,426,002	$31,712,352

Accounts receivable	$414,345	$—	$—	$389,174	$803,519	$1,000,000	$1,803,519

Derivative assets	$—	$—	$—	$845,796	$845,796	$—	$845,796

Other current assets	$112,891	$29,060	$—	$299,765	$441,716	$322,888	$764,604

Total current assets	$802,221	$37,480	$—	$20,537,680	$21,377,381	$13,748,890	$35,126,271

Non-current Assets:
Investments	$—	$—	$38,426,065	$—	$38,426,065	$2,063,371	$40,489,436

Properties, plant and equipment, net	$2,387,285	$5,000,837	$6,328,338	$375,489	$14,091,949	$13,247,878	$27,339,827

Intangible assets, net	$—	$—	$—	$—	$—	$25,416,064	$25,416,064

Other assets	$4,474,040	$23,331,652	$1,105,595	$2,908,178	$31,819,465	$16,100,021	$47,919,486

Total non-current assets	$6,861,325	$28,332,489	$45,859,998	$3,283,667	$84,337,479	$56,827,334	$141,164,813

TOTAL ASSETS	$7,663,546	$28,369,969	$45,859,998	$23,821,347	$105,714,860	$70,576,224	$176,291,084

LIABILITIES

Current Liabilities:
Accounts payable	$34,287	$167,838	$—	$345,803	$547,928	$2,235,790	$2,783,718

Other current liabilities	$11,583,655	$18,049,726	$6,016,870	$(64,099,901)	$(28,449,650)	$32,271,136	$3,821,486

Deferred revenue	$1,839,049	$—	$—	$—	$1,839,049	$66,667	$1,905,716

Derivative liabilities	$—	$—	$—	$5,297,789	$5,297,789	$—	$5,297,789

Total current liabilities	$13,456,991	$18,217,564	$6,016,870	$(58,456,309)	$(20,764,884)	$34,573,593	$13,808,709

Long-term Liabilities:

Marathon SAFE Note	$—	$—	$—	$—	$—	$11,100,000	$11,100,000

Other liabilities	$5,348,433	$6,376,397	$—	$1,691,087	$13,415,917	$16,276,209	$29,692,126

Total long-term liabilities	$5,348,433	$6,376,397	$—	$1,691,087	$13,415,917	$27,376,209	$40,792,126

TOTAL LIABILITIES	$18,805,424	$24,593,961	$6,016,870	$(56,765,222)	$(7,348,967)	$61,949,802	$54,600,835

NET ASSETS	$(11,141,878)	$3,776,008	$39,843,128	$80,586,569	$113,063,827	$8,626,422	$121,690,249

As of December 31, 2024	Metals	Mining	Strategic Investments	Corporate / Other	Total of Segments before Bioleum Corp.	Bioleum	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$4,040	$26,547	$136	$918,842	$949,565	$4,706	$954,271

Accounts receivable	$157,280	$512,391	$—	$1,750,000	$2,419,671	$—	$2,419,671

Derivative assets	$—	$1,529,850	$—	$—	$1,529,850	$—	$1,529,850

Other current assets	$29,003	$5,641	$7,058,933	$484,344	$7,577,921	$76,332	$7,654,253

Total current assets	$190,323	$2,074,429	$7,059,069	$3,153,186	$12,477,007	$81,038	$12,558,045

Non-current Assets:
Investments	$—	$—	$37,776,065	$—	$37,776,065	$1,109,933	$38,885,998

Properties, plant and equipment, net	$2,294,039	$5,532,409	$—	$463,908	$8,290,356	$314,738	$8,605,094

Intangible assets, net	$—	$—	$—	$9,833	$9,833	$5,849,319	$5,859,152

Other assets	$4,731,117	$17,645,939	$375,000	$41,859	$22,793,915	$2,607,677	$25,401,592

Total non-current assets	$7,025,156	$23,178,348	$38,151,065	$515,600	$68,870,169	$9,881,667	$78,751,836

TOTAL ASSETS	$7,215,479	$25,252,777	$45,210,134	$3,668,786	$81,347,176	$9,962,705	$91,309,881

LIABILITIES

Current Liabilities:
Accounts payable	$118,856	$122,459	$616	$1,280,082	$1,522,013	$1,331,250	$2,853,263

Other current liabilities	$4,470,408	$17,448,854	$6,006,721	$(48,850,724)	$(20,924,741)	$25,933,313	$5,008,572

Deferred revenue	$151,939	$—	$—	$—	$151,939	$—	$151,939

Debt, net	$—	$—	$—	$97,593	$97,593	$—	$97,593

Total current liabilities	$4,741,203	$17,571,313	$6,007,337	$(47,473,049)	$(19,153,196)	$27,264,563	$8,111,367

Long-term Liabilities:

Debt, net	$—	$—	$—	$8,390,000	$8,390,000	$—	$8,390,000

Other liabilities	$5,187,716	$6,047,487	$—	$3,804,226	$15,039,429	$—	$15,039,429

Total long-term liabilities	$5,187,716	$6,047,487	$—	$12,194,226	$23,429,429	$—	$23,429,429

TOTAL LIABILITIES	$9,928,919	$23,618,800	$6,007,337	$(35,278,823)	$4,276,233	$27,264,563	$31,540,796

NET ASSETS	$(2,713,440)	$1,633,977	$39,202,797	$38,947,609	$77,070,943	$(17,301,858)	$59,769,085

NOTE 15         RELATED PARTY TRANSACTIONS

The following related party transactions occurred during the nine-months ended September 30, 2025 and 2024.

TRANSACTIONS INVOLVING SIERRA SPRINGS OPPORTUNITY FUND

At September 30, 2025, the Company’s total investment in SSOF has a carrying value of $20,225,000, representing 11,236,111 shares of common stock, or 16.99% of the total SSOF outstanding shares of common stock on a fully diluted, if converted basis. SSOF is a qualified opportunity zone fund, which owns 100% of Sierra Springs Enterprises Inc. (“SSE”), a qualified opportunity zone business. As of September 30, 2025, the Company has provided SSOF with a total of $2,500,000 in advances (see Notes 3 and 4). SSE and its subsidiaries own or control approximately 2,500 acres of land, a manufacturing facility, significant senior, junior and effluent water rights, sewer rights and also owns and operates the Silver Springs Regional Airport LLC.

The Company's executive chairman and chief executive officer co-founded SSOF and SSE, and serves as the chief executive officer of SSOF and as an executive of SSE along with a diverse team of qualified financial, capital markets, real estate and operational professionals that together govern, lead and manage SSOF and SSE. Our chief executive officer and two of our directors have separately invested $525,000 into SSOF consisting of 6,624,333 voting shares of SSOF which represents 10.02% of the total as converted SSOF shares of common stock. The Company's chief executive officer has not received compensation from either SSOF or SSE.

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

On May 21, 2025, in connection with the execution and delivery of the Bioleum Transaction Documents, the Company and FPC entered into the Amendment to the FPC Asset Purchase Agreement and issued 2,000,000 shares of common stock of the Company, 1,700,000 of such shares went towards settling $10.0 million of the Earn Out, with true up provisions for any proceeds received by FPC that are below or in excess of $10.0 million, and the other 300,000 shares of common stock as settlement with certain FPC affiliates (see Note 6). The Company issued FPC 1,700,000 shares of its common stock with a fair value of $4,913,000 and recorded a derivative liability of $5,087,000 (see Note 12). Pursuant to the FPC Asset Purchase Agreement Amendment, the Company is required to pay an additional $6,050,000 cash commitment to FPC for the remaining Earn Out due on the FPC Asset Purchase Agreement (see Note 7). Since the payments are not interest bearing, the Company calculated the implied interest of $1,581,383 on the future cash payments using an interest rate of 9.76% which was recognized as a discount on initial intangible asset of $6,050,000 and will be recognized over the payment term. For three and nine-months ended September 30, 2025, the Company paid $360,000 and $760,000, respectively, towards the cash commitment to FPC. The Company registered the Company's common stock for resale by FPC under the Securities Act of 1933, as amended, which became effective on June 30, 2025.

BIOLEUM FOUNDERS SHARES

Bioleum issued 2.0 million Series 2 Convertible Preferred Shares to the Founders Group in exchange for the assignment of additional developed technologies (see Notes 2, 6 and 11). A member of the Founders Group is an immediate family member of the chief executive officer.

PURCHASE OF METAL DEMONSTRATION-SCALE RECYCLING FURNACE

On December 15, 2023, the Company and Comstock Metals, signed an agreement whereby Comstock Metals contributed a metal recycling furnace to the Company in exchange for $375,000 from an amount not exceeding 20% of excess cash flow generated by Comstock Metals, defined as excess cash available after the satisfaction of all planned growth capital for Comstock Metals and the repayment of intercompany loans. At September 30, 2025 and December 31, 2024, the metal recycling furnace is included in Properties, plant and equipment, net and the corresponding liability is included in other liabilities (long- term) on the condensed consolidated balance sheet. For the three-months ended September 30, 2025 and 2024, the Company recognized depreciation expense on the metal recycling furnace of $4,688. For the nine-months ended September 30, 2025 and 2024, the Company recognized depreciation expense on the metal recycling furnace of $14,064.

OTHER

Sierra Clean Processing LLC, a wholly owned subsidiary of SSOF, owns the building at 600 Lake Avenue, Silver Springs, Nevada which the Company entered into the Building Lease on August 15, 2023 and a Real Estate and Building Lease on July 1, 2024 (see Note 8). The Company's chief executive officer is an executive officer and director of Sierra Clean Processing LLC.

On May 17, 2024, the chief executive officer purchased 125,000 restricted shares of the Company's common stock at a price of $4.00 per share, or $500,000 in net proceeds. Separately, the chief executive officer entered into a personal promissory note with Alvin Fund, who is separately a creditor and shareholder of the Company. The promissory note has a principal of $1,100,000 and accrues interest at 6% per annum for one year and 8% per annum thereafter and matures three years from the date of issuance. The obligations under the chief executive officer's personal promissory note are secured by a security interest in SSOF shares owned by the chief executive officer. The chief executive officer assigned 500,000 shares of SSOF owned by him to Alvin Fund as partial consideration for the extension of credit. The Company is not a party to the chief executive officer's arrangements with Alvin Fund.

NOTE 16         SUBSEQUENT EVENTS

On October 1, 2025, the Company provided SSOF advances of $2,500,000. The advances are non-interest bearing. Total advances outstanding at October 27, 2025, were $5,000,000.

On October 9, 2025, the Company completed the purchase of the Haywood Property and received cash proceeds of approximately $414,000 representing cash from the sale of the common shares in excess of amounts owe (see Note 8).

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

OVERVIEW

Comstock innovates and commercializes technologies, systems and supply chains that extract, integrate and convert under-utilized natural and waste resources into clean energy products, including pioneering technologies that produce electrification metals and minerals from end-of-life solar panels, including aluminum, silver and other critical and rare earth metals.

Bioleum innovates and commercializes technologies, systems and supply chains that secure, extract, integrate and convert carbon-based materials from under-utilized waste and purpose grown energy crops that would ultimately produce a broad range of extremely low carbon renewable fuels, including cellulosic ethanol, renewable diesel and sustainable aviation fuels.

Our goal is to Accelerate the Commercialization of Breakthrough Technologies. We plan on delivering extraordinary shareholder value by using systemic management practices, disciplined frontier scientific discovery, and applied engineering to innovate, develop, deploy and monetize clean energy technologies with integrated teams and partners in dedicated lines of business, especially in sustainable, renewable systems with the potential for superior, sustained throughput generation. Our plans to generate these throughputs involve both deploying and licensing our technologies, within a purpose-driven and designed ecosystem, including extended and interdependent partners that leverages their capital, human capacity, infrastructures, and other resources, often integrated directly with us and our solutions, to accelerate and maximize adoption.

We also own and manage investments in related assets that support our businesses, including existing minority equity positions and partnerships in strategic technology developers, two Wisconsin renewable fuels demonstration facilities, an existing Nevada-based solar panel recycling demonstration facility and currently ordered equipment for a Nevada-based industry-scale solar panel recycling facility. We also own, control and/or manage direct investments in northern Nevada real estate comprised primarily of industrial and commercial land, water rights and about twelve square miles of gold and silver mining claims and surface parcels that we own, lease or have a royalty interest in, some of which contain significant amounts of measured and indicated, and inferred gold and silver resources.

Lines of Business

Metals Segment

Our Metals Segment has established a goal of setting the global standard for solar panel recycling. For the past 21 months, we have operated a permitted, demonstration-scale solar panel recycling facility that delivers environmentally superior, zero-landfilled recycling solutions to support U.S. mineral industries. During 2024, this facility generated $0.4 million in revenue and, in the first nine months of 2025,  billable revenues (both recognized and deferred) increased nearly six-fold due, in part, to service fees for decommissioning services, recycling and processing end-of-life solar panels, and offtake sales of high-value recycled materials, including aluminum, copper, glass, and concentrated precious metals. We believe this technology deployment is globally leading and positioned to operate a world-class, quality, global solar panel recycling operation and the Metals Segment has the potential to establish the pace of metal recycling and ultimately, global solar panel recycling network deployment.

Comstock Metals has progressed all permitting requirements for its first industry-scale production facility, located on the same campus as the operating demonstration-scale facility, that can scale the operation, over 3 million panels per year representing up to 100,000 tons of processed waste materials per year. This strategically located facility will enable the expeditious transition of proven processes from commercial demonstration to full-scale production. The industry-scale facility is expected to significantly enhance our ability to meet the rapid and continuously growing demand for domestically recovered metals.

Our plan supports the creation of a more robust domestic supply chain for critical materials by innovating and scaling sustainable recycling technologies. The Company plans to build up to seven facilities in the United States over the next five years and support American energy and resource independence while simultaneously delivering significant economic and environmental value.

Our Metals Segment's 2025 objectives included (1) finalizing the industry-scale engineering, (2) submitting and receiving all prerequisite permits, (3) closing on equity and/or debt financing for Comstock Metals to sufficiently fund the construction and commissioning of the Company’s first industry-scale facility, (4) ordering all of the industry-scale equipment for our first industry-scale facility, (5) securing larger and longer terms supply contracts and (6) accelerating site selection for our second facility. We believe we are on track for completing all of our 2025 objectives.

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

On December 18, 2024, the Company executed a membership interest purchase agreement with Mackay Precious Metals Inc. (“Mackay”) pursuant to which the Company sold all of its right, title, and interest in its wholly owned subsidiary Comstock Northern Exploration LLC, and the Company's 25% interest in Pelen Limited Liability Company (“Pelen”), for an aggregate purchase price of $2,750,000. The Northern Targets encompass both the Gold Hill and Occidental Lode claim groups in Storey County, Nevada. Pelen owns certain claims adjacent to and/or relevant to these northern claim groups. The Company was paid $1.0 million in cash in 2024. On June 6, 2025, the parties executed an amendment (the “First Amendment”), to the membership interest purchase agreement. Pursuant to the First Amendment, the membership interest purchase agreement was amended to increase the purchase price to $2,950,000 bringing all final cash amounts due to a total of $1,950,000. As of September 30, 2025, the Company received all remaining cash payments of $1,950,000. For the nine-months ended September 30, 2025, pursuant to the First Amendment, the Company recognized an additional gain on the sale of mineral rights of $200,000 in our condensed consolidated statement of operations.

On June 30, 2023, the Company has previously entered a Mineral Exploration and Mining Lease Agreement (“Mackay Mining Lease”) with Mackay. The Mackay Mining Lease terminated on December 18, 2024.

Our Mining Segment's 2025 objectives include (1) monetizing over $2.0 million from the sale of the northern mining claims, (2) advancing the preliminary economic assessment for the Dayton Consolidated Project and (3) the development of preliminary Dayton mine and reclamation plans, progressing toward full economic feasibility for Dayton. We are on track for completing our first two objectives. Precious metal prices for 2025 have been exceptionally strong, presenting additional economic opportunities for our monetizing our mining assets. The Company is reevaluating these alternatives during the fourth quarter of 2025.

Fuels Segment - Bioleum Corporation

We hold an investment in Bioleum, through our Preferred Series 1 equity position (see Note 2 to the condensed consolidated financial statements). Bioleum delivers advanced lignocellulosic biomass refining solutions that are setting new industry standards for the production of cellulosic ethanol, gasoline, renewable diesel, sustainable aviation fuel (“SAF”), and other renewable Bioleum™ fuels, with extremely low carbon intensity scores of 15 and market-leading yields of up to 125 gallons per dry metric ton of feedstock (on a gasoline gallon equivalent basis, or “GGE”), depending on feedstock, site conditions, and other process parameters. Bioleum has also negotiated the exclusive rights to intellectual properties developed by Hexas, subject to certain preexisting agreements, for production of purpose grown energy crops in liquid fuels applications with proven yields exceeding 25 to 30 dry metric tons per acre per year. The combination of Bioleum's high yielding refining platform and Hexas’ high yielding energy crops enables the production of enough feedstock to produce upwards of 100 barrels (at 42 gallons per barrel) of fuel per acre per year, with regenerative practices that can effectively transform marginal agricultural lands into perpetual “drop-in sedimentary oilfields” with the potential to dramatically boost regional energy security and rural economies. Bioleum plans to contribute to domestic energy dominance by directly building, owning, and operating a network of Bioleum refineries in the U.S. to produce up to 200 million barrels of renewable fuel per year by 2035, starting with its planned first 400,000 barrel per year commercial demonstration facility in Oklahoma. Bioleum will also license its advanced feedstock and refining solutions to third parties for additional production in global markets. Bioleum does not currently generate revenue.

Bioleum operates two complementary and interdependent pilot facilities, including a feedstock conversion and biointermediate production pilot in Wausau, Wisconsin (“Wausau Facility”), and a biointermediate conversion and renewable fuel production development pilot in Madison, Wisconsin (“Madison Facility”). Bioleum continues innovating its existing commercial process for the purpose of advancing its technological readiness, stabilizing and increasing its market-leading yields, further decreasing carbon intensities, and driving costs down in the longer-term pursuit of fossil parity. In addition to Hexas, Bioleum’s innovations group has also partnered with National Renewable Energy Laboratory (“NREL”), the Massachusetts Institute of Technology (“MIT”), RenFuel K2B AB (“RenFuel”), Emerging Fuels Technologies Inc. (“EFT”), and others with sponsored research, licensing, and other agreements.

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

Investment in SSOF – For the nine-months ended September 30, 2025, the Company invested an additional $650,000 in SSOF for 361,111 additional common shares at $1.80 per share. At September 30, 2025 and December 31, 2024, the Company owns 11,236,111 and 10,875,000, respectively, of SSOF shares and our ownership is at 16.99% and 17.27%, respectively. At September 30, 2025 and December 31, 2024, no adjustments were made to our investments carrying value as a result of the SSOF equity issuances since the price per share sold was consistent with the Company’s carrying value for this investment. At September 30, 2025, the Company’s maximum exposure to loss as a result of its involvement with SSOF is limited to its investment of $20,225,000 and advances of $2,500,000.

SSOF is a qualified opportunity zone fund, that owns 100% of SSE, a qualified opportunity zone business. SSE and its subsidiaries own or controls approximately 2,500 acres of land, a manufacturing facility, significant senior, junior and effluent water rights, sewer rights and also owns and operates the Silver Springs Regional Airport LLC. The substantial majority of these properties are contiguous and strategically located within immediate proximity of Highway 50, State Route 439, the Northern Nevada Industrial Center and the Tahoe Reno Industrial Center where high-tech companies like Tesla, Switch, Google, Microsoft, Tract and Redwood Materials, and over one hundred other companies are currently located, expanding or locating in this industrializing region.

Investment in Hexas – On January 14, 2025, the Company executed an agreement with Hexas, under which Hexas agreed to grant the Company an exclusive worldwide license to Hexas’ intellectual properties in liquid fuels applications, subject to certain pre-existing agreements and relationships, and to provide certain development services in connection with Bioleum's site development and innovation activities. Through September 30, 2025, the Company invested $960,000 in Hexas in the form of simple agreements for future equity (“Hexas SAFE Investment”).

Investment in Research and Development Company

On March 1, 2024, the Company entered into Securities Purchase Agreement (the “Developer Securities Purchase Agreement”) with an unaffiliated research and development company (“Developer”) and recognized an initial investment of $1,290,614. Concurrently and in connection with the entity into the Developer Securities Purchase Agreement, the Company and Developer entered into Development Services Agreement (“DSA”) for purposes of conducting certain research and development work. At September 30, 2025, the future remaining payments, net implied interest, totaled $1,223,655. During the nine-months ended September 30, 2025 and 2024, the Company paid $0 and $240,000, respectively, to the Developer in accordance with the funding commitments under the Developer Securities Purchase Agreement.

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

COMPARATIVE FINANCIAL INFORMATION

Below we set forth a summary of comparative financial information for the three-months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024	Change
Revenue	$54,079	$556,383	$(502,304)

Cost of goods sold	324,397	—	324,397

Operating Expenses:
Selling, general and administrative expenses	6,110,011	3,176,373	2,933,638
Research and development	2,229,838	1,440,367	789,471
Depreciation and amortization	1,162,246	562,456	599,790
Impairment of intangible assets	9,333	8,667,869	(8,658,536)
Impairment of properties, plant and equipment	433,411	324,047	109,364
Total operating expenses	9,944,839	14,171,112	(4,226,273)

Loss from operations	(10,215,157)	(13,614,729)	3,399,572

Other Income (Expense)
Interest expense	(336,076)	(696,996)	360,920
Interest income	312,862	81,015	231,847
Change in fair value of derivative instruments	(1,243,382)	1,350,370	(2,593,752)
Gain (loss) on conversion of debt	242,664	(2,218,694)	2,461,358
Loss on debt extinguishment	(2,767,887)	(222,634)	(2,545,253)
Change in fair value of SAFE Note	900,000	—	900,000
Other income (expense)	218,640	327,085	(108,445)
Total other income (expense), net	(2,673,179)	(1,379,854)	(1,293,325)

Net loss	(12,888,336)	(14,994,583)	2,106,247

Net loss attributable to noncontrolling interest	—	(26,568)	26,568

Net loss attributable to Comstock Inc.	$(12,888,336)	$(14,968,015)	$2,079,679

RESULTS OF OPERATIONS

Three-Months Ended September 30, 2025 Compared to Three-Months Ended September 30, 2024

Revenues for the three-months ended September 30, 2025 decreased by $502,304 to $54,079 from $556,383 for the comparable 2024 period, primarily attributed to the following:

•	Lower revenues from our Mining Segment of $392,275 were attributed to the termination of the Mackay Mining Lease in the fourth quarter of 2024, and lower revenues from our Comstock Metals operations in 2025 of $109,029, primarily due to lower decommissioning services.

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

Cost of goods sold for the three-months ended September 30, 2025 increased $324,397 primarily due to the commencement and ramp up of our first commercial demonstration facility operating for all of our metal recycling operations.

Selling, general and administrative expense for the three-months ended September 30, 2025 increased by $2,933,638 to $6,110,011 from $3,176,373 in the comparable 2024 period, primarily as a result of higher employee-related costs of $1,120,271, due to a 2024 adjustment to lower the 2023 accrued incentive compensation for $800,000 in 2024 and a higher number of employees in 2025 as compared to the 2024 period, primarily due to the ramp of our metal recycling business and the acquisition of the Madison biofuel facility, higher rent expense of $352,927 also due to metal recycling and Madison, higher property related acquisition costs in mining totaling $846,682 resulting from the accelerated payment for the NCJV obligation, higher legal expense of $153,398, higher travel expense of $150,480, higher marketing expense of $142,707, and higher maintenance expense of $60,810.

Research and development expenses for the three-months ended September 30, 2025 increased by $789,471 to $2,229,838 from $1,440,367 in the comparable 2024 period, primarily related to higher research and development costs for renewable fuel associated projects, substantially all with external laboratories, of $663,745 primarily for NREL and higher employee-related costs of $176,533.

Depreciation and amortization for the three-months ended September 30, 2025 increased by $599,790 to $1,162,246 from $562,456 in the comparable 2024 period, primarily related to higher amortization of intangible assets attributed to intangible asset additions in 2025 (see Note 6 to the condensed consolidated financial statements).

Impairment of intangible assets and properties, plant and equipment assets for the three-months ended September 30, 2025 of $9,333 and $433,411, respectively, was attributed to the impairment of intangible assets and equipment in 2025. Impairment of intangible assets and properties, plant and equipment assets for the three-months ended September 30, 2024 of $8,667,869 and $324,047, respectively, was attributed to the impairment of intangible assets and equipment in 2024 (see Notes 5 and 6 to the condensed consolidated financial statements).

Interest expense for the three-months ended September 30, 2025 decreased by $360,920 to $336,076 from $696,996 in the comparable 2024 period, primarily due to lower interest and lower amortization of the original issue discount (“OID”) on the 2025 Kips Bay Note in 2025 compared to the 2023 Kips Bay Note, 2024 Kips Bay Note and the Leviston Note in 2024.

Interest income for the three-months ended September 30, 2025 increased by $231,847 to $312,862 from $81,015 in the comparable 2024 period, primarily due to higher accrued interest income related to the RenFuel note receivable.

Change in the fair value of our derivative instruments for the three-months ended September 30, 2025 decreased by $2,593,752 to a loss of $1,243,382 from a gain of $1,350,370 in the comparable 2024 period, resulting from a decrease in the Company's share price in connection with potential make whole obligations for minimum value commitments on the Company’s common stock and the change in fair value of conversion option derivatives.

In 2025, we recognized a gain on the conversion of debt to equity for the three-months ended September 30, 2025 of $242,664 attributed to the 2025 Kips Bay Note. In 2024, we recognized a loss on the conversion of debt to equity for the three-months ended September 30, 2024 of $2,218,694 attributed to the 2023 Kips Bay Note and the Leviston Note debt conversions.

In 2025, loss on debt extinguishment of $2,767,887 resulted from the 2025 Kips Bay Note payoff of $1,795,883 and note and warrant amendments for GHF and Alvin Fund Notes of $972,004. In 2024, loss on debt extinguishment of $222,634 resulted from the Company using cash to redeem $500,000 of principal of the 2023 Kips Bay Note including a 10% redemption premium, or $50,000, and a loss on debt extinguishment of $172,634.

In 2025, we recognized an unrealized gain on the change in the fair value of our SAFE Note of $900,000 related to the Marathon agreement (see Notes 10 and 12 to the condensed consolidated financial statements).

Other income (expense), net for the three-months ended September 30, 2025 were $218,640, primarily consisting of an unrealized gain on fair value change on the AST and Haywood non-trade receivables of $200,238.

Other income (expense), net for the three-months ended September 30, 2024 were $327,085, primarily consisting of unrealized gain on fair value change of GenMat advances of $776,656, partially offset by losses from our equity method investments of $449,883 substantially all of which were from GenMat.

COMPARATIVE FINANCIAL INFORMATION

Below we set forth a summary of comparative financial information for the nine-months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024	Change
Revenue	$1,179,440	$1,417,158	$(237,718)

Cost of goods sold	2,025,194	—	2,025,194

Operating Expenses:
Selling, general and administrative expenses	14,003,566	9,496,719	4,506,847
Research and development	7,654,401	4,880,847	2,773,554
Depreciation and amortization	2,174,322	1,875,151	299,171
Impairment of intangible assets	9,333	8,667,869	(8,658,536)
Impairment of properties, plant and equipment	433,411	324,047	109,364
Gain on sale of mineral rights	(200,000)	—	(200,000)
Total operating expenses	24,075,033	25,244,633	(1,169,600)

Loss from operations	(24,920,787)	(23,827,475)	(1,093,312)

Other Income (Expense)
Interest expense	(1,769,282)	(2,298,098)	528,816
Interest income	563,671	220,587	343,084
Change in fair value of derivative instruments	433,991	516,756	(82,765)
Gain (loss) on conversion of debt	(3,088,167)	(3,690,760)	602,593
Gain on extinguishment of liability	845,000	—	845,000
Loss on debt extinguishment	(2,767,887)	(744,256)	(2,023,631)
Change in fair value of SAFE Note	900,000	—	900,000
Other income (expense)	(5,749)	(741,929)	736,180
Total other income (expense), net	(4,888,423)	(6,737,700)	1,849,277

Net loss	(29,809,210)	(30,565,175)	755,965

Net loss attributable to noncontrolling interest	—	(62,196)	62,196

Net loss attributable to Comstock Inc.	$(29,809,210)	$(30,502,979)	$693,769

RESULTS OF OPERATIONS

Nine-Months Ended September 30, 2025 Compared to Nine-Months Ended September 30, 2024

Revenues for the nine-months ended September 30, 2025 decreased by $237,718 to $1,179,440 from $1,417,158 for the comparable 2024 period, primarily attributed to the following:

•	Lower revenues from our Mining Segment of $1,171,351 were attributed to the termination of the Mackay Mining Lease in the fourth quarter of 2024; partially offset by
•

Higher revenues from our Metals Segment of $935,133 for our Comstock Metals operations in 2025, primarily for decommissioning services and to a lesser extent, sales of aluminum, glass and mineral-rich tailings, including silver.

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

Cost of goods sold for the nine-months ended September 30, 2025 increased $2,025,194 primarily due to the commencement of our first commercial demonstration facility operating at far less than full capacity due to the installation of additional air quality control system, all for metal recycling operations.

Selling, general and administrative expense for the nine-months ended September 30, 2025 increased by $4,506,847 to $14,003,566 from $9,496,719 in the comparable 2024 period, primarily as a result of higher rent expense of $1,145,369, higher employee-related costs of $1,047,663 primarily due to a higher number of employees in 2025 as compared to the 2024 period, higher mining costs of $841,262 attributed to the accelerated payment for the NCJV obligation, higher legal fees of $406,709, higher marketing expense of $351,085, higher travel expense of $326,009, and higher consulting expense of $226,160.

Research and development expenses for the nine-months ended September 30, 2025 increased by $2,773,554 to $7,654,401 from $4,880,847 in the comparable 2024 period, primarily related to higher research and development costs for renewable fuel associated projects, substantially all with external laboratories of $1,808,129 primarily for NREL, higher employee-related costs of $646,116, higher consulting expense of $208,502 and higher rent expense of $121,242 attributed to the AST research and development rent of $1,487,476 paid in March 2025 as compared to $1,208,180 paid in April 2024 (see Note 8 to the condensed consolidated financial statements).

Depreciation and amortization for the nine-months ended September 30, 2025 increased by $299,171 to $2,174,322 from $1,875,151 in the comparable 2024 period, primarily related to higher amortization of intangible assets attributed to intangible asset additions in 2025 (see Note 6 to the condensed consolidated financial statements).

Impairment of intangible assets and properties, plant and equipment assets for the nine-months ended September 30, 2025 of $9,333 and $433,411, respectively, was attributed to the impairment of intangible assets and equipment in 2025. Impairment of intangible assets and properties, plant and equipment assets for the nine-months ended September 30, 2024 of $8,667,869 and $324,047, respectively, was attributed to the impairment of intangible assets and equipment in 2024 (see Notes 5 and 6 to the condensed consolidated financial statements).

In 2025, we recognized a gain on the sale of mineral rights of $200,000 related to the Mackay First Amendment (see Note 5 to the condensed consolidated financial statements).

Interest expense for the  nine-months ended  September 30, 2025 decreased by  $528,816 to  $1,769,282 from  $2,298,098 in the comparable  2024 period, primarily due to lower interest and lower amortization of the OID on the 2025 Kips Bay Note in 2025 compared to the 2023 Kips Bay Note, 2024 Kips Bay Note and the Leviston Note in 2024.

Interest income for the  nine-months ended  September 30, 2025 increased by $343,084 to  $563,671 from  $220,587 in the comparable 2024 period, primarily due to higher accrued interest income related to the RenFuel note receivable.

Change in the fair value of our derivative instruments for the nine-months ended September 30, 2025 decreased by $82,765 to a gain of $433,991 from a gain of $516,756 in the comparable 2024 period, resulting from an decrease in the Company's share price in connection with potential make whole obligations for minimum value commitments on the Company’s common stock and the change in fair value of conversion option derivatives.

Loss of $3,088,167 on the conversion of debt to equity for the nine-months ended September 30, 2025 is attributed to the 2025 Kips Bay Note debt conversions. Loss of $3,690,760 on the conversion of debt to equity for the nine months ended September 30, 2024 is attributed to the 2023 Kips Bay Note and the Leviston Note debt conversions.

Gain on extinguishment of liability of $845,000 was attributed to the restructuring of the LINICO acquisition-related payable (see Note 12 to the condensed consolidated financial statements).

In 2025, loss on debt extinguishment of $2,767,887 resulted from the 2025 Kips Bay Note payoff and note and warrant amendments for GHF and Alvin Fund of $1,795,883 and $972,004, respectively. In 2024, loss on debt extinguishment of $744,256 is attributed to the debt modifications for the Amended GHF 2021 Note and Amended Alvin Fund 2023 Note and from the Company using cash to redeem $500,000 of principal on the 2023 Kips Bay Note at a 10% redemption premium totaling $50,000 and loss on debt extinguishment of $172,634.

In 2025, we recognized an unrealized gain on the change in the fair value of our SAFE Note of $900,000 related to the Marathon agreement (see Notes 10 and 12 to the condensed consolidated financial statements).

Other income (expense), net for the nine-months ended September 30, 2025 were $5,749, primarily consisting of an unrealized loss on fair value change on the AST and Haywood non-trade receivables of $66,245.

Other income (expense), net for the nine-months ended September 30, 2024 were $741,929, primarily consisting of income recognized on SSOF deposits of $400,000 and unrealized gain on fair value change of GenMat advances of $493,892, partially offset by losses from our equity method investments of $1,675,069 substantially all of which were from GenMat.

OUTLOOK

Our goal is to Accelerate the Commercialization of Breakthrough Technologies.

Comstock innovates and commercializes technologies, systems and supply chains that extract, integrate and convert under-utilized natural and waste resources into clean energy products, including pioneering technologies that produce electrification metals and minerals from end-of-life solar panels, including aluminum, silver and other critical metals.

Bioleum innovates and commercializes technologies, systems and supply chains that secure, extract, integrate and convert carbon-based materials from under-utilized waste and purpose grown energy crops that would ultimately produce a broad range of extremely low carbon renewable fuels, including cellulosic ethanol, renewable diesel and sustainable aviation fuels.

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

Corporate

The growth opportunities for both Comstock Metals and Bioleum developed beyond our original plans, and we have now realigned both the organizations and their respective capital bases with some of the most sophisticated partners for investment, feedstocks, technologies, operations, and offtakes, including significant investments.

We are expanding those partnerships across both our extended metals and fuels systems and supply chains, positioning them for industry leadership, exponential revenue growth and superior throughput profiles, especially for Metals and leading to cash profitability for Comstock Metals in 2026.

Comstock now owns a $65 million face value convertible preferred stock in Bioleum Corporation, ultimately convertible into 32.5 million common shares, positioning an exceptional value potential for Comstock’s shareholders and preserving Comstock’s ability to accelerate the growth and delivery of that value directly to shareholders.

The Company’s Corporate remaining objectives for the rest of 2025 include:

•	Advance our legacy real estate and non-strategic investments for ultimate monetization;
•	Support the next phases of accelerating Metals growth; and
•	Finalize, communicate and implement plans to unlock maximum value from the separation of Bioleum.

The Company’s 2025 efforts to date have now resulted in two, fully dedicated, high-growth companies: our Nevada-based renewable metals operation with expanding production and our Oklahoma-headquartered Bioleum Corporation, with major research, development and pilot production operations based in Wausau and Madison, Wisconsin.

Comstock Metals

Comstock Metals has now been operating its first commercial demonstration facility for nearly 21 months and in November of 2024, submitted permits for the first industry-scale photovoltaic recycling facility. The Company expects these permits to be issued imminently during the fourth quarter of 2025. The industry-scale facilities are designed for 100,000 tons of annual capacity, with operations commencing post commissioning during the second quarter 2026.

Additional site selection activities are ongoing for the next two industry-scale facilities and multiple associated storage sites. The Company plans to ultimately build up to 7 industry-scale U.S. based recycling facilities.

The Company's Metals remaining objectives for the rest of 2025 include:

•	Receive final permits for our first industry-scale facility in Silver Springs, NV;
•	Procure, deploy, and assemble plant and equipment for our first industry-scale facility in Silver Springs, NV;
•	Secure additional Master Service Agreements (MSA) with national and regional customers;
•	Complete site selection for two additional solar panel recycling locations;
•	Expand the system globally with international strategic and capital partners; and
•	Advance R&D efforts to recover more and higher-purity materials from recycled streams for offtake.

The capital expenditures for the first 100,000 tons of annual capacity for the first industry scale facility are expected to be approximately $12.5 million which includes expanded storage. As of September 30, 2025, the Company paid deposits of $5.1 million for property, plant and equipment and anticipates a total capital spend of $10.0 million for the industry-scale by the end of 2025, with an additional $2-3 million expected in the first quarter of 2026. Billable revenues are expected to be eight times greater in 2025, as compared to 2024, or over $3.5 million, with proportionate 2026 increases as we scale up our facility.

Comstock Mining

Comstock Mining has amassed the single largest known repository of historical and current geological data within the Comstock mineral district, including extensive geophysical surveys, geological mapping, and drilling data, including the Dayton resource.

The Company's Mining remaining objectives for the rest of 2025 include:

•	Commercialize agreements that either monetize or enable resource expansion of the central claims;
•	Publish the Dayton Consolidated Project technical work with preliminary economics and sensitivities; and
•	Complete the preliminary mine plans that enable the economic development of the southern district claims.

The Company’s 2025 efforts will apply economic analysis to Comstock’s existing gold and silver resources progressing toward preliminary economic feasibility for the southern part of the district and the ultimate development of full mine and reclamation plans and the development of post productive land and community development plans.

Bioleum

Bioleum is actively engaged in the expansion of its pilot production facilities and the planning for its first commercial demonstration facilities and the associated supply chain participants (including feedstock, site selection, engineering, construction and procurement, and offtake).

Bioleum's remaining objectives for the rest of 2025 include:

•	Advance efforts on the remaining subsidiary-level “Series A” equity financing in the separate Fuels entity;
•	Plan and deploy a Hexas-based, scalable, commercial demonstration fuel farm;
•	Complete site selection for first commercial biorefinery project in Oklahoma;
•	Expand integrated pilot production capabilities to up to two barrels per week of intermediates and fuels; and
•	Advance our innovation and development efforts toward even higher yields, lower costs and lower capital.

Comstock Fuels also offers integrations of its solutions into existing agriculture, forestry, pulp and paper, ethanol, and existing petroleum infrastructures to generate additional capacities, revenues, technical services, engineering and royalties. The plans also include integrating Bioleum’s high yield Bioleum refining platform with Hexas’ high yield energy crops to provide enough feedstock to produce upwards of 100 barrels of fuel per acre per year, effectively transforming agricultural lands into perpetual “drop-in sedimentary oilfields” with the potential to dramatically boost domestic energy resources.

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

Investments in other non-mining real estate, water rights and securities

The Company has announced plans for selling its non-mining real estate and water rights anticipated in the latter part of 2026.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position and liquidity are based on our net sources of capital from financing as generally compared to our net uses of capital from investing activities and ultimately, our ability to provide or use cash flows from or in our operations. Our cash balances at September 30, 2025 and December 31, 2024 were $31,712,352 and $954,271, respectively, with $12,426,002 representing Bioleum's total cash balance at September 30, 2025. The Company had current assets of $35,126,271 and current liabilities of $13,808,709, representing working capital excess of $21,317,562 at September 30, 2025.

The current liabilities include $3,821,486 of accrued expenses, including $1,043,687 for the payable to a research and development company, $987,975 for further investment into Bioleum through the committed Flux payments, $995,675 for accrued payroll and related expenses and $331,250 for incentive compensation.

2025 Balance Sheet Enhancements

•	Extinguishment of Northern Comstock obligations
•	Extinguishment of AST obligations
•	Extinguishment of LINICO obligations
•	Extinguishment of AQMS obligations
•	Extinguishment of Haywood obligations
•	Extinguishment of Kips Bay Convertible Debt obligations
•	Repayment of Promissory Notes

The Company intends to fund our operations over the next twelve months from revenues from our solar panel recycling business, sales of non-strategic assets and other investments, and existing cash and cash equivalents. Based on these expected funding sources, management believes we will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the condensed consolidated financial statements included herein. While we have been successful in the past in obtaining the necessary capital to support our operations, there is no assurance we will be able to obtain additional equity capital or other financing, if needed.

Our primary source of liquidity during the first nine-months of 2025 was cash from financing activities. During the nine-months ended September 30, 2025, we generated $60,341,689 in cash from our financing activities and we used $18,486,753 and $11,096,855, respectively, in cash in our operating and investing activities. Our primary source of liquidity during the first nine-months of 2024 was cash from financing activities. During the nine-months ended September 30, 2024, we generated $14,058,395 in cash from our financing activities and we used $9,617,985 and $6,862,660, respectively, in cash in our operating and investing activities.

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

The Company has increasing access to a number of alternative capital resources, including $20 million in proceeds to date from the Bioleum Preferred Series A offering, $34.5 million in gross proceeds ($31.8 million, net of offering expenses), various grant sources, including a recent $3.0 million grant from the State of Oklahoma, and various planned asset sales in 2025 and 2026. The Company is also planning additional “Series A” direct equity investment into Bioleum during 2025, from various known strategic and other investors directly into Bioleum.

On August 8, 2025, the Company reached agreement amend its outstanding promissory notes with its creditors, Georges Trust and Alvin Fund.  Pursuant to the amendments, the Company issued 2,900,000 shares to such creditors, the proceeds of which will be used by such creditors to pay the $8,390,000 principal amount and interest owed to such creditors. Pursuant to the amendments, on or before April 15, 2026, the Company is required to pay such creditors an amount equal to the total amounts payable pursuant to the promissory notes minus the net cash proceeds received the creditors from the sale of the Company’s commons shares. Any cash proceeds or shares held after repayment of the promissory notes shall be returned to the Company. The Company is required to file a resale registration statement for the benefit of the creditors.

On August 12, 2025, the Company announced a Confidentially Marketed Public Offering (“CMPO”) with Titan Partners. The Company raised $30 million in gross proceeds ($27.6 million in net proceeds). On August 14, 2025, the Company issued 13,333,334 registered shares of its common stock with a fair value of $30,000,002 pursuant to the equity offering on August 12, 2025. On September 11, 2025, Titan Partners exercised the over-allotment option and on September 15, 2025, the Company issued 2,000,000 registered shares of its common stock and raised an additional $4,500,000 in gross proceeds ($4.2 million in net proceeds) at a price of $2.25 per share.

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

Risks to our liquidity could result from future operating expenditures above management’s expectations, including but not limited to research and development, capital expenditures and expansions, selling, general and administrative, and investment related expenditures in excess of sale proceeds from our non-strategic assets and other investments, declines in the market value of properties planned for sale, or declines in the share price of our common stock that would adversely affect our results of operations, financial condition and cash flows. If we were unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about our ability to continue as a going concern. In such case, we could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or investments, or sell certain assets or businesses. There can be no assurance that we would be able to take any such actions on favorable terms, in a timely manner, or at all.

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

ITEM 4          CONTROLS AND PROCEDURES

A. Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act") was conducted. Our disclosure controls and procedures are designed to ensure information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act rules, and such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, were effective as of September 30, 2025, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2025, there was no change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2          UNREGISTERED SALES OF EQUITY SECURITIES AND USES OF PROCEEDS

During the three-months ended September 30, 2025, pursuant to the 2025 Kips Bay Note, the Company issued 447,724 shares of the Company's common stock to Kips Bay with a fair value of $1,110,355 at an average conversion price of $2.48.

On August 13, 2025, the Company issued 1,500,000 shares of unregistered restricted common stock with a fair value of $4,755,000 to Georges Trust as payment for settlement of the 2021 GHF Note pursuant to 3(a)9.

On August 12, 2025, the Company issued 1,400,000 shares of unregistered restricted common stock with a fair value of $4,438,000 to Alvin Fund LLC as payment for settlement of the Alvin Fund 2022 and 2023 Notes pursuant to 3(a)9.

On August 4, 2025, the Company issued 132,573 shares of unregistered restricted common stock with a fair value of $482,500 to Northern Comstock LLC as payment for obligations due under the Northern Comstock operating agreements.

On August 4, 2025, the Company issued 14,842 shares of unregistered restricted shares of its common stock with a fair value of $53,479 to Alvin Fund LLC in lieu of payment of interest under the Alvin Fund 2022 Note.

On August 4, 2025, the Company issued 19,608 shares of unregistered restricted shares of its common stock with a fair value of $63,518 to Alvin Fund LLC in lieu of payment of interest under the Alvin Fund 2023 Note.

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

ITEM 5          OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6          EXHIBITS

The exhibits required to be filed as a part of this Report on Form 10-Q are listed in the Exhibit Index attached hereto, which is incorporated herein by reference.

(1) Exhibits filed as part of this Report:

See Exhibits for which the Exhibit number is noted with an asterisk on the Exhibit Index attached hereto.

Exhibit Number	Exhibit

10.1	Note Amendment Agreement (incorporated by reference to Exhibit 10.1 on Form 8-K file August 12, 2025)

10.2	Note Amendment Agreement (incorporated by reference to Exhibit 10.2 on Form 8-K file August 12, 2025)

10.3	Note Amendment Agreement (incorporated by reference to Exhibit 10.3 on Form 8-K file August 12, 2025)

10.4	Omnibus Common Stock Purchase Second Warrant Amendment (incorporated by reference to Exhibit 10.4 on Form 8-K file August 12, 2025)

10.5	Common Stock Purchase Second Warrant Amendment (incorporated by reference to Exhibit 10.5 on Form 8-K file August 12, 2025)

10.6	Payoff Letter Agreement (incorporated by reference to Exhibit 10.6 on Form 8-K file August 12, 2025)

10.7	Underwriting Agreement (incorporated by reference to Exhibit 1.1 on Form 8-K file August 14, 2025)

10.8	Underwriter's Purchase Warrant (incorporated by reference to Exhibit 4.1 on Form 8-K file August 14, 2025)

31.1*	Certification of Principal Executive Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Executive Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures.

101*

Interactive Data File (Quarterly Report on Form 10-Q, for the periods ended September 30, 2025, furnished in iXBRL (Inline eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the three and nine-months ended September 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Changes in Equity for the three and nine-months ended September 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Cash Flows for nine-months ended September 30, 2025 and 2024 and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Date: October 30, 2025

By: /s/ JUDD MERRILL
JUDD MERRILL
Chief Financial Officer
(Principal Financial Officer)

Date: October 30, 2025