Form 10-K
period 2025-12-31
Comstock Inc.
filed 2026-03-24
CIK 1120970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2025

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

The aggregate market value of the 31,209,494 shares of voting stock held by non-affiliates of the registrant based on the closing price on the NYSE American on June 30, 2025 was $118,283,981.

The number of shares outstanding of Common Stock, $0.000666 par value per share, on March 20, 2026 was 74,099,140.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement to be delivered to shareholders in connection with the 2026 Annual Meeting of Shareholders, are incorporated by reference in Part III

This page intentionally left blank.

COMSTOCK INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2025

PART I

DEFINED TERMS USED IN THIS REPORT

The following are defined terms and naming conventions used in this Annual Report on Form 10-K, unless otherwise specified:

Comstock Inc. and its Subsidiaries:

Comstock, we, our, us, or the Company	Comstock Inc. and its subsidiaries on a consolidated basis

Comstock Fuels	Comstock Fuels Corporation

Bioleum	Bioleum Corporation, a subsidiary of the Company, (Comstock Fuels Oklahoma LLC, Comstock Innovations Corporation, Comstock IP Holdings, Hexas Biomass Inc., HX Biomass Corporation, Bioleum PDC Madison LLC, Bioleum IP Holdings LLC and Bioleum PDC Wausau LLC)

Comstock Metals	Comstock Metals LLC (Comstock Solar Recycling (CA) LLC, Comstock Solar Recycling (OH) LLC and Comstock Solar Recycling LLC)

Comstock Mining	Comstock Mining LLC, Comstock Processing LLC, Comstock Exploration and Development LLC and Northern Comstock LLC

Various Defined Terms:

EPS	Earnings per share

Exchange Act	Securities Exchange Act of 1934, as amended

GAAP	U.S. Generally Accepted Accounting Principles

NYSE	NYSE American LLC

SEC	Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Industry Defined Terms:

BLM	Bureau of Land Management, an agency of the U.S. Department of Interior

BTC	Federal biodiesel mixture excise tax credit

CI	Carbon intensity, or CI, refers to the relative amount of carbon dioxide (CO2) emissions that are released for a specific activity.

EIA	U.S. Energy Information Administration

EPA	U.S. Environmental Protection Agency

GHG	Greenhouse gas

LCFS	Low Carbon Fuel Standard

RFA	Renewable Fuels Association

RFS or RFS II	Renewable Fuel Standards published by the EPA

RIN	Renewable identification number

RVO	Renewable volume obligation

U.S.	United States of America

Glossary:

AI	Artificial intelligence

Biomass	renewable organic material produced, in pertinent part, upon conversion of energy from the sun, water, and carbon dioxide into stored chemical energy.

Claim	a mining interest area giving its holder the right to prospect, explore for, and exploit minerals.

Grade	the amount of metal per ton of material.

Indicated Mineral Resource	that part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.

Inferred Mineral Resource	that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic uncertainty.

Intermediate	a product produced from one or more reactants during one conversion step for use in one or more succeeding conversion steps into a final product.

Lode	a vein-like deposit or rich supply of or source of minerals.

Long cycle carbon	long-term carbon cycle operating over millions of years, primarily involving the production and sequestration of biomass in the Earth’s crust and mantle, where it is converted with heat, pressure, and time into fossil hydrocarbons; emissions of long cycle carbon derive, in pertinent part, from previously-sequestered carbon dioxide, and therefore add to and disrupt the Earth’s natural short cycle and climate.

Measured Mineral Resource	that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in this section, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to probable mineral reserve.

Mineral reserve	an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowance for losses that may occur when the material is mined or extracted. The mineral reserve estimate must be based on at least a preliminary feasibility study.

Mineral resource	a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or part, become economically extractable.

NSR	net smelter return, a frequently used basis for calculating royalties.

Ore	mineral-bearing material, which is economically and legally extractable.

Precursor	an initial or intermediate compound that participates in a reaction and/or process that produces another compound.

Probable mineral reserve	the economically mineable part of an indicated, and, in some cases, a measured mineral resource.

Proven mineral reserve	the economically mineable part of a measured mineral resource which can only result from conversion of a measured mineral resource.

Short cycle carbon	short-term carbon cycle operating over months or centuries involving the exchange of carbon above the surface of the Earth, primarily between its air, water, biomass, and soil; emissions of short cycle carbon derive, in pertinent part, from carbon dioxide that was recently photosynthesized into biomass, and therefore have a net zero impact on the carbon content above the Earth’s surface and climate.

Stripping ratio	the ratio of waste tons to ore tons mined.

Tailings	refuse materials resulting from the washing, concentration, or treatment of mineralized material.

TRL	Technology Readiness Levels (TRLs) are a method for understanding the technical maturity of a technology during its nine potential development phases. TRLs allow scientists and engineers to have a consistent datum of reference for understanding technology evolution, regardless of their technical background.

Vein	a deposit of non-sedimentary origin, which may or may not contain minerals.

REVERSE STOCK SPLIT

On February 24, 2025, the Company effected a one-for-ten (1:10) reverse stock split of its issued and outstanding shares of common stock. In connection with the reverse split, all shares of common stock, stock options, per-share and warrant amounts for all periods presented have been adjusted retrospectively to reflect this reverse stock split. This recast ensures comparability across all periods presented and does not impact previously reported net income (loss), total assets, or total liabilities but does impact earnings per diluted share. The reverse stock split did not impact the total stockholders’ equity, the number of authorized shares of common stock, or the par value per share.

MARKET AND INDUSTRY DATA FORECASTS

This document includes industry data and forecasts prepared by third parties. Third-party industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. We have based much of our discussion on the solar industries and renewable fuels, including government regulation relevant to those industries, and on information published by industry associations, like the RFA. The RFA is a trade organization, and they and other such organizations may present information in a manner that is more favorable than would be presented by independent sources. We have also used data and other information in this document that was published by the EIA and the EPA. Forecasts, in particular, are subject to a high risk of inaccuracy, especially forecasts projected over long periods of time.

CAUTIONARY INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can understand a company’s future prospects and make informed investment decisions. This report contains such forward-looking statements. We make certain forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements relate to our outlook or expectations for revenues, expenses, earnings, asset quality or other future financial or business performance, strategies, transactions, or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words believe, estimate, plan, project, forecast, expect, anticipate, seek, target, intend, should, may, will, would and similar expressions. These statements reflect our management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties, many of which are unforeseeable and beyond our control, and could cause actual results, developments, and business decisions to differ materially from those contemplated by such forward-looking statements. Some factors that could cause our actual results to differ include:

•	sales of, and demand for, our products, services, and/or properties;
•	industry market conditions, including the volatility and uncertainty of commodity prices;
•

the speculative nature, costs, regulatory requirements, and hazards of natural and waste resource identification, exploration, development, availability, recycling, extraction, processing, and refining activities, including operational or technical difficulties, and risks of diminishing quantities or insufficiency of grades of qualified resources;

•	changes in our planning, exploration, research and development, production, and operating activities;
•	research and development, exploration, production, operating, and other variable and fixed costs;
•	throughput rates, margins, earnings, debt levels, contingencies, taxes, capital expenditures, net cash flows, and growth;
•	restructuring activities, including the nature and timing of restructuring charges and the impact thereof;
•	employment and contributions of personnel, including our reliance on key management personnel;
•	the costs and risks associated with developing new technologies;
•	our ability to commercialize existing and new technologies;
•	the impact of new, emerging, and competing technologies on our business;
•	the possibility of one or more of the markets in which we compete being impacted by political, legal, and regulatory changes, or other external factors over which we have little or no control;
•	the effects of mergers, consolidations, and unexpected announcements or developments from others;
•	the impact of laws and regulations, including permitting and remediation requirements and costs;
•	changes in or elimination of laws, regulations, tariffs, trade, or other controls or enforcement practices, including the potential that we may not be able to comply with applicable regulations;
•	changes in generally accepted accounting principles;
•	adverse effects of climate changes, natural disasters, and health epidemics, such as the COVID-19 outbreak;
•

global economic and market uncertainties, changes in monetary or fiscal policies or regulations, the impact of terrorism and geopolitical events, volatility in commodity and/or other market prices, and interruptions in delivery of critical supplies, equipment and/or raw materials;

•	assertion of claims, lawsuits, and proceedings against us;
•	potential inability to satisfy debt and lease obligations, including because of limitations and restrictions contained in the instruments and agreements governing our indebtedness;
•	our ability to raise additional capital and secure additional financing;
•	interruptions in our production capabilities due to equipment failures or capital constraints;
•	potential dilution from stock issuances, recapitalization, and balance sheet restructuring activities;
•	potential inability or failure to timely file periodic reports with the SEC;
•	potential inability to maintain the listing of our securities on any securities exchange or market;
•	our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and
•	other risks referenced from time to time in our filings with the SEC and those factors listed in this Annual Report on Form 10-K for the year ended December 31, 2025 under Item 1A, Risk Factors.

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

ITEM 1         BUSINESS

OVERVIEW

Comstock commercializes innovative technologies, systems and supply chains that extract, process, and convert under-utilized waste and natural resources into clean energy and supporting products, including sustainable solutions that produce renewed and repurposed electrification metals and minerals from end-of-life solar panels. Bioleum Corporation (“Bioleum”), the Company's subsidiary, seeks to commercialize technologies that produce renewable fuels from waste, energy crops and other forms of woody biomass.

We approach the challenge of sustainability head-on by innovating, developing and commercializing technologies that accomplish more while utilizing fewer natural resources, protecting our ecosystem from the negative impact of carbon emissions and toxic materials, and enabling and empowering the next industrial revolution. Our plans to generate these throughputs involve deploying, integrating, partnering and licensing our technologies within a purpose-driven and designed ecosystem, including extended and interdependent partners that leverage their infrastructures, capacities, and resources, that are often directly integrated with our system.

Our strategic assets for Bioleum include two Wisconsin renewable fuels demonstration facilities, two pilot farms for purpose grown energy crops, a site in Tulsa, Oklahoma for our first fully integrated biorefinery, and for Metals, an operating Nevada-based solar panel recycling demonstration facility and a first-of-its-kind industry-scale solar panel recycling facility that we are currently installing, testing and commissioning.

We also own and manage investments in various legacy assets that previously supported our current or prior businesses that we are working to monetize. This includes our legacy gold and silver mining assets, real estate assets and certain non-strategic investments. This includes northern Nevada real estate that we own, control and/or manage comprised of industrial and commercial land, water rights, other direct investments and about seven square miles of patented and unpatented mining claims and surface parcels, some of which contain significant amounts of measured, indicated, and inferred gold and silver mineral resources.

OPERATING SEGMENTS

We group our business activities into two high-growth operating segments. Our corporate segment activities include supporting our high-growth segments, monetizing of non-strategic segments, like our mining segment, and evaluating potentially new and strategic opportunities. Collectively, these five business activities, that is, Metals, Fuels, Mining, Strategic Investments and Corporate Services, are grouped to manage our various systems and performance:

Metals Segment

Our Metals Segment is administered by our wholly owned subsidiary, Comstock Metals LLC and facilitates solar panel recycling and materials recovery solutions that drive sustainability across the electrification products market. In 2025 and 2024, Comstock Metals has been operating a demonstration-scale solar panel recycling facility, which generates revenue through service fees for decommissioning, environmental remediation (“tipping”) fees for receiving and processing end-of-life solar panels, and offtake sales of high-value recycled materials, including aluminum, glass pearls, and concentrated tailings containing silver, silicon, copper, and other critical and electrification metals. This facility has demonstrated our capability to deliver environmentally superior recycling solutions that support the domestic critical mineral and electrification metals supply chains while reducing landfill waste.

Comstock Metals has completed all permitting requirements for its first industry-scale production facility, located on the same campus as the operating demonstration-scale facility. This industry-scale facility is expected to enhance our ability to meet the rapid and continuously growing demand for domestically recovered metals. The Company has secured a second site in the greater Las Vegas, Nevada area, and has submitted state permits for the second industry-scale facility and has commenced ordering equipment for the second industry-scale facility in Nevada. Comstock Metals has also designed a preliminary, engineered solution for a centralized, industrial scale refinery designed to maximize the recovery of the precious and critical metals from the industrial tailings generated by our growing network of industrial scale recycling facilities.

Fuels Segment - Bioleum Corporation

Our Fuels Segment is administered by Bioleum, our majority-owned subsidiary, who develops and commercializes technologies that extract and convert wasted and unused lignocellulosic biomass into intermediates for refining into advanced renewable fuels. Bioleum plans to enable and elevate domestic energy production capacity by directly building, owning, and operating a network of U.S. Bioleum Refineries, starting by demonstrating its refining solutions at demonstration scale, with its first planned commercial demonstration facility in Oklahoma. Bioleum also licenses selected technologies to strategic international and domestic partners, including long term feedstock and offtake agreements.

Mining Segment

Our Mining Segment is administered by our wholly owned subsidiaries, Comstock Mining LLC, Comstock Processing LLC and various other local subsidiaries that collectively own, control or retain royalty interests on approximately seven square miles of patented mining claims, unpatented mining claims and surface parcels in Nevada, including five miles of continuous mineralized strike length (the “Comstock Mineral Estate”).

Strategic Investments Segment

We own several investments that were intended to support our plans to produce and maximize throughput in our Metals and Fuels Segments, but that are not an independent component of our other segments or do not yet have any distinct operating activities. Our Strategic Investments Segment includes our minority equity investments in Green Li-ion Pte Limited (“Green Li-ion”) (lithium ion battery material processor for precursor cathode active materials (“PCAM”) production), and Sierra Springs Opportunity Fund (“SSOF”) (direct investments in industrial northern Nevada real estate and supporting utilities where Metals currently operates).

Corporate Segment

Our Corporate Segment includes our corporate functions and services. Each segment has a distinct cost structure with dedicated management personnel with reporting responsibility to the chief operating decision maker (“CODM”). The CODM makes decisions about allocating resources based on discrete financial information for each segment. Discrete financial information is available for each operating segment.

RECENT DEVELOPMENTS

On January 9, 2026, the Company and Mackay entered into a Royalty Purchase and Sale Agreement pursuant to the NSR Royalty Agreement (see Note 6 of the Notes to the Consolidated Financial Statements), wherein the Company sold to Mackay 100% of the Company’s right, title, and interest in and to a 1.5% net smelter returns royalty covering certain patented and unpatented mining claims and leased properties located in Storey County, Nevada, for an aggregate purchase price of $1,100,000 cash, all of which was received before January 20, 2026.

On January 28, 2026, the Company announced a Confidentially Marketed Public Offering (“CMPO”) with Titan Partners Group LLC (“Titan Partners”). The Company raised $50 million in gross proceeds before underwriting discounts and commissions and other offering expenses. On January 30, 2026, the Company issued 18,181,819 registered shares of its common stock at a price of $2.75 per share for $50,000,002 and received net proceeds of $46,140,002 pursuant to the equity offering on January 28, 2026. On March 3, 2026, Titan Partners exercised the over-allotment option that gave Titan Partners the right to place an additional 2,727,272 registered shares of our common stock at a price of $2.75 per share for additional gross proceeds of $7,500,000 (net proceeds of approximately $6,900,000).

On January 30, 2026, in connection with the CMPO, the Company issued underwriter purchase warrants to various parties and issued 1,272,727 warrants with an issue date of January 30, 2026, initial exercise date of July 27, 2026 and expiration date of January 28, 2031 with an exercise price of $3.16. On March 3, 2026, the Company issued an additional 190,909 warrants with an issue date of March 3, 2026, expiration date of January 28, 2031 and with an exercise price of $3.16.

COMPETITIVE STRENGTHS

Our management team operates systemically and has deep experience in a diverse array of areas and industries, including heavy industrial manufacturing, high temperature, high heat manufacturing, carbon-based and graphite-based materials, hazardous materials and industrial waste, agriproducts, renewable metals, renewable fuels, mining, and intellectual property research, development, and award-winning and industry leading commercializations. We have deep and core competencies in systemic management, including constraint-based systems management, conflict resolution, acquisitions, and innovating, acquiring, integrating, and scaling new technologies to commercial maturity. This includes significant specific expertise and know-how in the design, engineering, construction, integration, operation, and scaling of facilities based on our patented, patent-pending, and/or proprietary processes and other technologies and specific management methodologies. Our expertise, know-how, technologies, and patent position collectively comprise our primary competitive strengths, and form the basis for our growth plans and the value-added renewable metals, renewable energy, mineral discovery, process solutions, related services, and client licensing options. Our strategic and tactical plans rely on the commercialization of renewable energy enabling technologies that shift the consumption, conservation and renewable policies and patterns of industries and populations to support energy abundance, systemic decarbonization and a net zero carbon world.

BUSINESS OVERVIEW

We were originally incorporated in Florida in October 1999 and changed our name to GoldSpring, Inc. in March 2003, and subsequently reincorporated in Nevada in November 2008 and changed our name to Comstock Mining Inc. in July 2010, and, most recently, to Comstock Inc. in June 2022.

Our Metals Segment is leading the development and commercialization of recycling and refining technologies that facilitate materials recovery solutions that drive sustainability across the electrification products market.

Our Fuels Segment enables clean energy solutions with proprietary technologies that convert woody and woody-like biomass into the intermediates and precursors needed to produce fuels, including SAF, renewable diesel, cellulosic ethanol, and other co-products.

Our Mining Segment is focused on more efficient, effective, and expedient development of precious metals resources, preferably with partners and the sustainable, post productive uses of those properties in a manner that adds financial, environmental, and social value.

Our Strategic Investments Segment makes and manages investments that expand our capabilities and opportunities in select strategic and relevant industries that support or enhance our goal to accelerate the throughput from our Metals, Mining and Bioleum Segments.

COMPETITION

Our renewable metals technology competes against the well-established waste management and/or waste metal processing industries. We operate in the nascent solar panel recycling industry, where we also face competition primarily from companies that focus on one type of recycling, some of which have more expertise in the mechanical recycling and refining of that material than we do. We also compete against companies that have a substantial competitive advantage because of longer operating histories and greater financial and other resources. National or global competitors could enter the market with more substantial financial and workforce resources, stronger existing customer relationships, and greater name recognition, or could choose to target medium to small companies in our markets. Competitors could also focus their substantial resources on developing more efficient recovery solutions than our efficient processes planned for silver, cadmium, and other basic metal and material extraction. Competition can also place downward pressure on contract prices and royalties, which presents significant challenges to maintaining growth rates and sustainable margins.

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

We also face the prospect that petroleum refiners will be increasingly competitive with our technology, either by converting oil refineries to produce renewable diesel or by co-processing renewable feedstock with crude oil. Since 2021, several petroleum refiners in the U.S. have affected conversions of their facilities from crude oil to renewables including but not limited to Sinclair, Phillips 66, Holly Frontier, Marathon, and Exxon. Some of the largest refiners have started co-processing renewable feedstocks or have announced plans to do so. If refinery conversions accelerate or if co-processing expands significantly, the competition we face could increase significantly. We also face competition in the biomass-based diesel RINs compliance market from producers of renewable diesel and in the advanced biofuel RIN compliance market from producers of other advanced biofuels, such as sugarcane ethanol and biogas.

We also compete with other renewable fuel technologies, electrification metal recycling solutions, clean technology engineering solutions, and technology licensing companies in connection with the acquisition of properties and assets, feedstock and offtake agreements, clients, financial capital resources, and the attraction and retention of human capital. Those competitors typically have substantially greater financial resources than we do.

We also compete with other mineral exploration and mining companies in connection with the acquisition of gold and other mineral properties, and the attraction and retention of human and financial capital. Such competitors typically have substantially greater financial resources than we do.

CUSTOMERS

The Company is commercializing both its Metals and Fuel Segments, including Hexas Biomass Inc., with growing customer profiles in each segment, and is not currently, nor does it foresee being dependent on one or a limited number of customers for its sales (see Note 20 of the Notes to our Consolidated Financial Statements).

REGULATORY MATTERS

Our Metals, Fuels and Mining Segment activities are subject to various and extensive environmental and other regulations. We are required to obtain and maintain various environmental permits to operate our plants, operations and other facilities. Renewable fuel and metal production will involve the emission of various airborne pollutants, including particulate, carbon dioxide, oxides of nitrogen, hazardous air pollutants and volatile organic compounds. Bioleum is sensitive to government programs and policies that affect the supply and demand for SAF, renewable diesel, ethanol, gasoline, other renewable fuels, and their intermediates, precursors, and derivatives, which in turn may impact our throughput.

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

Comstock's mining activities are generally required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies. The Nevada Revised Statutes (“NRS”) 519A to 519A.280 and Nevada Administrative Code 519A.010 to 519A.415 promulgated by the Nevada State Environmental Commission and the Nevada Division of Environmental Protection (“NDEP”), Bureau of Mining and Reclamation (“BMRR”) require a surety bond to be posted for mining projects so that, after completion of the work on such mining projects, the sites are left safe, stable and capable of providing for a productive post-mining use. Over the past five years, the Company has provided a reclamation surety bond, through the Lexon Surety Group, with the BMRR and the Bond Safeguard Insurance Company. The BMRR, with concurrence from Storey County, has approved our most recent mine reclamation plan, as revised, and our estimated total costs related thereto of approximately $6,663,000, including $6,163,000 for BMRR and $500,000 of additional reclamation surety bonding directly, with Storey County. In addition, the Company has a mine reclamation surety bond with Bond Safeguard Insurance Company of $2,036,072 for a total bonded amount for mining of $8,199,072. As part of the surety agreements, the Company agreed to pay a 2.0% annual bonding fee and signed a corporate guarantee. The Company has total cash collateral held on deposit for bonding of $3,814,527 at December 31, 2025.

Comstock Metals also has an irrevocable letter of credit for the benefit of the State of Nevada in the amount of $74,710.

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

From time to time, we are involved in claims and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition, or cash flows.

INTELLECTUAL PROPERTY

We protect our intellectual properties and our freedom to operate these technologies through a combination of patents, patent applications, license agreements, common law copyrights, and trade secrets. Bioleum holds the portfolio of patented, patent-pending, and proprietary technologies, including the recently acquired RenFuel IP. The earliest the Bioleum patents are scheduled to expire is in 2033, however, we have additional issued and pending patents that are expected to expire at later dates. We have also developed and use trade secrets to protect our know-how in the extraction, valorization, and processing of waste resources for Comstock Metals.

HUMAN CAPITAL RESOURCES

The foundation of our system rests with our employees, and how we organize ourselves around the systemic design. Our success begins with the identification, attraction, alignment, acculturation, and development of our employees within the broader system. We accomplish this, in part, through our systemic management practices, leadership training initiatives, professional development and growth opportunities and competitive, performance-based compensation practices. Comstock and Bioleum currently have 45 and 35 employees, respectively and employ research, engineering, geological, agronomical, operating, regulatory, environmental, managerial, financial, and administrative personnel. There is currently no union representation for any of our employees.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

All executive officers serve until such person resigns, is removed or is otherwise disqualified to serve or until such officer's successor is duly elected.

Name	Age *	Business Experience in the Past Five Years
Corrado De Gasperis	60	2015 to present	Executive Chairman, Chief Executive and Director
		2011 to 2015	Chief Executive Officer, President and Director
Dr. Fortunato Villamagna	68	2023 to present	President, Comstock Metals LLC
		2012 to 2023	CEO - Paragon Waste Solutions, Paragon SW LLC
Judd B. Merrill	55	2025 to present	Chief Financial Officer, President, Mining
		2018 to 2025	Chief Financial Officer - Aqua Metals, Inc.
William J. McCarthy	46	2021 to present	Chief Operating Officer
		2020 to 2021	Co-Founder, Chief Executive Officer - Mana Corp.
		2017 to 2021	Founder and Principal - Normandy Road Partners
Matthew J. Bieberly	46	2024 to present	Chief Accounting Officer
		2023 to 2024	Director SEC Reporting and Disclosure
		2021 to 2022	Manager, DWC CPAs and Advisors
		2016 to 2021	Director SEC Reporting and Corporate Accounting - ONE Gas, Inc.

AVAILABLE INFORMATION

Comstock maintains a website at www.comstock.inc. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any filed or furnished amendments to those reports pursuant to Section 13(a) of the Exchange Act are made available through our website as soon as practical after we electronically file or furnish the reports to the SEC. Also available on our website are the Company’s Governance Guidelines and Code of Conduct, as well as the charters of the Audit and Finance, Compensation, Executive and Nominating Committees of the Board of Directors. Information on our website is not incorporated into this report. Stockholders may request free charter copies from Comstock Inc., P.O. Box 1118, Virginia City, Nevada 89440.

RISK FACTOR SUMMARY

An investment in our securities involves risk. You should carefully consider the risk factors detailed below in Item 1A, Risk Factors, in addition to those discussed elsewhere in this report, in evaluating our Company, its business, its industry and prospects. These risks include, but are not limited to, those described in the following summary:

Business and Operating Risks

•	You may lose all or part of your investment.
•	We need additional capital, for investing in our business and to finance acquisitions and other strategic transactions.
•	We have a limited operating history.
•	We may never earn significant revenues from our operations.
•	We may be unable to manage our future growth.
•	We may not be able to successfully implement our growth strategy on a timely basis or at all.
•	We are exposed to global health, economic, supply chain, and market risks that are beyond our control.
•	The Renewable Fuel Standard, a federal law requiring the consumption of qualifying renewable fuels, could be repealed.
•	Loss of or reductions in federal and state government tax incentives for renewable fuel production or consumption may have a material adverse effect on our revenues and operating margins.
•

We intend to derive a significant portion of our revenues from sales of our renewable fuel in states with LCFS, however, adverse changes in the associated laws or reductions in the value of the applicable credits would harm our revenues and profits.

•

A decline in the adoption rate of renewable energy or electrification, or a decline in the support by governments for renewable energy and electrification technologies, could materially harm our financial results and ability to grow our business.

•	Our success will depend on acquiring, maintaining, and increasing feedstock supply commitments, as well as securing new customers and offtake agreements.
•	Our margins are dependent on the spread between the market prices for our renewable energy and the costs for our feedstocks.
•	Our operations depend on the availability of sufficient water supplies.
•	Owning property and water rights and options on property and water rights carries inherent risks.
•	We do not have proven or probable reserves.
•	The cost of our exploration, development and acquisition activities is substantial.
•	Estimated costs and timing are uncertain, which may adversely affect our expected production and profitability.
•	Resource and other material statements are estimates subject to uncertainty.
•	Market prices fluctuate and a downturn in our products prices could negatively impact our operations and cash flow.
•	Risk management transactions could significantly increase our operating costs and may not be effective.
•	In addition to changes in prevailing commodity prices, our results of operations could be significantly affected by the volume, mix, and composition of the various wasted and unused natural resource feedstocks that we are targeting, all of which are subject to variance.
•	If one or more of our facilities become inoperative, capacity constrained, or if operations are disrupted, our business, results of operations or financial condition could be materially adversely affected.
•	We may experience increased costs or losses resulting from the hazards and uncertainties associated with mining.
•	Our facilities and our customers' facilities will be subject to risks associated with fire, explosions, leaks, and natural disasters.
•	Storage and transportation of our renewable energy could cause disruptions in our operations.
•	Increases in transportation costs or disruptions could have a material adverse effect on our business.
•	Weather interruptions may affect, and delay proposed operations and impact our business plans.
•	Disruptions in the supply of certain key inputs and components and other goods from our suppliers, including limited or single source suppliers, could have an adverse effect on the results of our business operations, and could damage our relationships with customers.
•	We rely on contractors to conduct a significant portion of our operations and construction projects.
•	We operate in highly competitive industries and expect that competition will increase.
•	Technological advances could render some or all our plans obsolete and adversely affect our ability to compete.
•	Our business could be adversely affected if we are unable to protect our intellectual property, or others assert that our operations violate their intellectual property.
•	The success of our business depends on our ability to continuously innovate.
•	The success of our business depends on evolving, highly technical, and uncommonly qualified technical resources.
•	We may not be successful in developing our new products and services.
•	If we fail to introduce new products in a timely manner, we may be unable to acquire and/or lose market share and be unable to achieve revenue growth targets.
•	If we are unable to commercially release products that are accepted in the market or that generate significant revenues, our financial results will continue to suffer.
•	Product defects or problems with integrating our and other products may seriously harm our business and reputation.
•	We may encounter manufacturing or assembly problems for products.
•	Unfavorable economic conditions may have a material adverse effect on our business, results of operations and financial condition.
•

Natural disasters, unusually adverse weather, epidemic or pandemic outbreaks, boycotts and geopolitical events could materially adversely affect our business, results of operations or financial condition.

•	Illiquidity of investments and assets could impede our ability to respond to changes in economic and other conditions.
•	Our business requires substantial capital investment, and we may be unable to raise additional funding.
•	Nevada law and our articles of incorporation and bylaws contain provisions that could delay or discourage takeover attempts that stockholders may consider favorable.
•	Our government grants are subject to uncertainty, which could harm our business and results of operations.
•

Governmental programs designed to incentivize the production and consumption of low-carbon fuels and carbon capture and utilization, may be implemented in a way that does not include products produced using our novel technology platform and process technologies or could be repealed, curtailed or otherwise changed.

•	Our industrial waste management services subject us to potential environmental liability.
•	If we cannot maintain our government permits or cannot obtain any or certain required permits, we may not be able to continue or expand our operations.
•	Changes in environmental regulations and enforcement policies could subject us to additional liability.
•	As our operations expand, we may be subject to increased exposure to litigation.
•	Our business and operations would suffer in the event of IT system failures or a cyber-attack.
•

We may use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

•	Our plans to expand our revenue sources through commercializing our market-ready technologies and developing new technology with commercial applicability may not be successful.
•	We face risks from doing business in international markets.
•	Our current and future licensing arrangements may not be successful and may make us susceptible to the actions of third parties over whom we have limited control.
•	We face risks to our business and proprietary confidential information due to the use of artificial intelligence systems.

Legal, Regulatory and Compliance Risks

•	We may be subject to litigation.
•

Our operations are subject to strict environmental laws and regulations, including regulations and pending legislation governing issues involving climate change, which could result in added costs of operations and operational delays.

•

Failure to comply with governmental regulations, including EPA requirements relating to RFS II or new laws designed to deal with climate change, could result in the imposition of higher costs, penalties, fines, or restrictions.

•	Our ability to execute our strategic plans often depend upon our success in obtaining required governmental approvals.
•	We are subject to federal and state laws that require environmental assessments and the posting of bonds.
•	Closure, reclamation, and rehabilitation costs could be higher than expected, and our insurance and surety bonds for environmental-related issues could be limited.
•

Because certain of our land holdings are within the Carson River Mercury Superfund Site, our operations are subject to certain soil sampling and potential remediation requirements, which may result in added costs and delays; and we are also potentially subject to further costs as the result of on-going government investigation and future remediation decisions.

•	Title claims against our properties could require us to compensate parties making such claims.
•	Mine operators are increasingly required to consider and provide benefits to their local communities.

Risks Related to Investments in Our Common Stock

•	The price of our common stock has and may continue to fluctuate significantly, which could negatively affect the Company and holders of our common stock.
•	Our stock has historically been a penny stock with trading restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.
•	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
•	We may be delisted if we are unable to maintain the listing standards of the NYSE American stock exchange.
•	We do not expect to pay any cash dividends for the foreseeable future.
•	We may issue additional common stock or other equity securities in the future that could dilute the ownership interest of existing stockholders.

Risks Related to Strategic Transactions

•	We have and may continue to pursue investments in other companies, acquisitions, divestitures, business combinations or other transactions with other companies.
•

We may undertake joint ventures, investments, projects and other strategic alliances and such undertakings, as well as our existing joint ventures, may be unsuccessful and may have an adverse effect on our business.

•	If we are unable to maintain existing or future strategic partnerships, or if these strategic partnerships are not successful, our business could be adversely affected.
•	We have invested capital in high-risk mineral, metals and other natural resource projects where we have not conducted sufficient exploration, development and engineering studies.
•	Our success in development in the artificial intelligence for materials development industry depends on our ability to operate without infringing the patents and other proprietary rights of third parties.
•	Our strategic partnerships rely on the availability of third-party intellectual property.
•

We rely on third parties for certain cloud-based software platforms, which impact our financial, operational and research activities. If any of these third parties fail to provide timely, accurate and ongoing service or if the technology systems and infrastructure suffer outages that we are unable to mitigate, our business may be adversely affected.

General Risk Factors

•	Our ability to execute our strategic plan depends on many factors, some of which are beyond our control.
•	Our business depends on a limited number of key personnel, the loss of whom could negatively affect us.
•	Our business may be adversely affected by information technology disruptions, including materials-based AI.
•

The Company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and share price, which could cause you to lose some or all of your investment.

•	Diversity in application of accounting literature in our industries may impact our reported financial results.
•	Our indebtedness and payment obligations could adversely affect our operations, financial condition, cash flow, and operating flexibility.
•	The estimation of mineral reserves and mineral resources is imprecise and depends on subjective factors.
•	Mineral resources do not have demonstrated economic value.

 ITEM 1A         RISK FACTORS

There are many important factors that have affected, and in the future could affect, our business, including, but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

An investment in our securities involves risk. You should carefully consider the following risk factors and those discussed elsewhere in this report, in evaluating our Company, its business, its industry and prospects. The risks described below are not the only ones facing us. Additional risks not presently known to us, or that we currently deem immaterial, may also have a material adverse effect on us. The following risks could cause our business, financial condition, results of operations or cash flows to be materially and adversely affected. In that case, the market price of our securities could decline, and you could lose all or part of your investment.

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

If we are unable to generate cash flows from our planned operating activities in our Metals Segment, then it is unlikely that the cash generated from our Strategic Investments Segment will suffice as a source of the liquidity necessary for anticipated working capital requirements. There is no assurance that the Company’s initiatives to improve its liquidity and financial position will be successful, including increasing and maintaining a sufficient quantity of authorized common stock available for raising equity capital. Accordingly, there would be substantial risk that the Company would be unable to continue as a going concern. In the event of insolvency, liquidation, reorganization, dissolution or other winding up of the Company, the Company’s creditors would be entitled to payment in full out of the Company’s assets before holders of common stock would be entitled to any payment, and the claims on such assets may exceed the value of such assets.

We have a limited operating history.

We have a limited operating history. The success of our Company is significantly dependent on the completion of uncertain future events, including the financing, development, permitting, construction, commissioning, start-up, and initiation of sustainable throughput of renewable electrification metals production facilities, the discovery and exploitation of mineralized materials on our properties, selling the rights to exploit those materials, and/or commercializing our other diversified production and processing activities. If our business plan is not successful and we are not able to operate profitably, then our securities may become worthless, and investors may lose all of their investment in our Company.

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

The capital expenditures and time required to acquire, develop and explore our projects are considerable and changes in costs, construction schedules or both, can adversely affect project economics and expected production and profitability. There are a number of factors that can affect costs and construction schedules, including, among others:

•	availability of labor, energy, transportation, equipment, and infrastructure;
•	changes in input commodity prices and labor costs;
•	fluctuations in currency exchange rates;
•	availability and terms of financing;
•	changes in anticipated tonnage, grade and characteristics of the mineralized material to be mined and processed;
•	recovery rates of gold and other metals from mineralized or recyclable materials;
•	difficulty of estimating construction costs over a period of a year;
•	delays in completing any environmental review or in obtaining environmental or other government permits;
•	weather and severe climate impacts; and
•	potential delays related to health, social, political and community issues.

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

•	surface or underground fires or floods;
•	unexpected geological formations or conditions (whether in mineral or gaseous form);
•	ground and water conditions;
•	fall-of-ground accidents in underground operations;
•	failure of mining pit slopes and tailings dam walls;
•	seismic activity; and
•	other natural phenomena, such as lightning, rain, snowstorms, floods, or other inclement weather conditions.

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

Our research and development efforts may not lead to the successful introduction of products within the time frame that our customers demand. Our competitors may introduce new or improved products, processes or technologies that make our current or proposed products obsolete or less competitive. We may encounter delays or problems in connection with our research and development efforts. Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;
•	inability to manufacture new products cost effectively;
•	difficulties in reallocating engineering resources and overcoming resource limitations;
•	changing market or competitive product requirements; and
•	unanticipated engineering complexities.

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

Product defects or problems with integrating our and other products may seriously harm our business and reputation.

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

Our short-term plans include the sale of non-strategic and other investments and assets. The success of these plans depends on the market prices and demand for the purchase of such investments and assets. We may not be able to generate sufficient funds from the sale of these investments and assets to pay off our indebtedness we may incur or offset our other liquidity needs. Our ability to sell one or more of our investments or assets in response to changing economic, financial and investment conditions may be limited. We cannot predict whether we will be able to sell any of our investments or assets for the price or terms set by us, or whether any price or other terms offered by a prospective buyer would be acceptable to us.

We also cannot predict the length of time needed to find a willing buyer and to close the sale of investments or assets. The applicable markets are affected by many factors that are beyond our control. The nature of our properties, including our held- for-sale properties, may make it difficult for us to sell or develop those properties and could require considerable, additional capital to adapt the properties for sale or other productive uses, and could negatively affect our financial performance, including as a result of the following factors:

•	Time required to complete a sale or development may be greater than originally anticipated, thereby adversely affecting our cash flows and liquidity.
•	Our water rights or the availability of water through wells or municipal water providers may not be adequate to support potential development.
•	Water rights sales values are highly volatile.
•	We may encounter other delays because of a variety of factors that are beyond our control including natural disasters, material shortages, and regulatory requirements.

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

Provisions in our articles of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	the right of the board to elect a director to fill a vacancy created by the expansion of the Board of Directors;
•	the requirement for advance notice for nominations for election to the Board of Directors or for proposing matters that can be acted upon at a stockholders’ meeting;
•	the ability of the Board of Directors to alter our bylaws without obtaining stockholder approval;
•

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

Our employees utilize third-party AI tools and services—such as ChatGPT, Grok, Microsoft Copilot, and similar solutions—through the Company’s paid accounts with such tools and services to assist with coding, content creation, data analysis, and other business functions. The use of these AI-driven technologies presents inherent risks. These systems often rely on cloud-based platforms or large language models maintained by third-party vendors, over which we have limited visibility and control. As a result, information exchanged with these systems may not remain confidential, secure, or protected in the manner we intend, which poses risks to the protection of data, including the potential exposure of our proprietary confidential information to unauthorized recipients and the misuse of our or third-party intellectual property.

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

Our ability to execute our strategic plans often depend upon our success in obtaining required governmental approvals that may be opposed by third parties.

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

Because certain of our land holdings are within the Carson River Mercury Superfund Site, our operations are subject to certain soil sampling and potential remediation requirements, which may result in added costs and delays; and we are also potentially subject to further costs as the result of on-going government investigation and future remediation decisions.

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

The market price of our common stock is subject to volatility, has fluctuated, and may continue to fluctuate significantly due to, among other things, changes in market sentiment regarding our operations, financial results or business prospects, the mining, metals, recycling or environmental remediation industries generally, coordinated trading activities, large derivative positions or the macroeconomic outlook. The price of our common stock has been, and may continue to be, highly volatile in response to our recent transactions. Certain events or changes in the market or our industries generally are beyond our control. In addition to the other risk factors contained or incorporated by reference herein, factors that could impact our trading price include:

•	our actual or anticipated operating and financial results, including how those results vary from the expectations of management, securities analysts and investors;
•	changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other industry participants;
•	failure to declare dividends on our common stock from time to time;
•	reports in the press or investment community relating to our reputation or the financial services industry;
•	developments in our business or operations or our industry sectors generally;
•	any future offerings by us of our common stock;
•

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

•	legislative or regulatory changes affecting our industry generally or our business and operations specifically;
•	the operating and stock price performance of companies that investors consider to be comparable to us;
•	announcements of strategic developments, acquisitions, restructurings, dispositions, financings and other material events by us or our competitors;
•	expectations of (or actual) equity dilution, including the actual or expected dilution to various financial measures, including earnings per share, that may be caused by equity offerings;
•	actions by our current shareholders, including future sales of common stock by existing shareholders, including our directors and executive officers;
•	proposed or final regulatory changes or developments;
•	anticipated or pending regulatory investigations, proceedings, or litigation that may involve or affect us; and
•

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

We are currently authorized to issue 245,000,000 shares of common stock, of which 51,853,490 shares were issued and outstanding at December 31, 2025, and 50,000,000 shares of preferred stock, of which no Preferred Shares are outstanding at December 31, 2025. To maintain its capital at desired levels or to fund future growth, the board may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock.

RISKS RELATED TO STRATEGIC TRANSACTIONS

We have and may continue to pursue investments in other companies, acquisitions, divestitures, business combinations or other transactions with other companies, involving our properties or new properties, which could harm our operating results, may disrupt our business and could result in unanticipated accounting charges.

We have made, and could make in the future, investments in other companies, including privately-held companies in a development stage, including Green Li-ion and most recently RenFuel IP. Many of these equity investments in private companies are inherently risky because the companies’ businesses may never develop, and we may incur losses related to these investments.

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

Existing and future strategic partnerships that we may enter into pose a number of risks, including the following:

•	we may not be able to enter into critical strategic partnerships or enter them on favorable terms;
•	strategic partners have significant discretion in determining the effort and resources that they will apply to such a partnership, and they may not perform their obligations as agreed or expected;
•

strategic partners may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on changes in the partners’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

•

strategic partners could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the strategic partners believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than our product candidates;

•

product candidates discovered in collaboration with us may be viewed by our strategic partners as competitive with their own product candidates or products, which may cause strategic partners to cease to devote resources to the commercialization of our product candidates;

•

a strategic partner with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product candidates;

•

key personnel of strategic partners may be unable or unwilling to continue in their respective positions with such strategic partners, and if such strategic partners are unable to find suitable replacements, our business and financial results could be materially negatively affected;

•

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

•

strategic partners may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	strategic partners may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•

strategic partnerships may be terminated for the convenience of the partner and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates; and

•	strategic partners may not enable or maintain our access to quantum computing infrastructures at all, or on reasonably affordable terms.

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

Diversity in application of accounting literature in our industries may impact our reported financial results.

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

Our lease payment obligations could adversely affect our operations, financial condition, cash flow, and operating flexibility.

Our outstanding lease payment obligations, and the covenants contained in the documents governing such obligations could have a material adverse effect on our operations and financial condition. The size and terms of certain of our lease agreements may limit our ability to obtain financing to fund future working capital, acquisitions, capital expenditures, engineering and product development costs, and other general corporate requirements. Other consequences for our operations could include:

•	impairing our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;
•

requiring us to dedicate a substantial portion of our cash flow from operations to lease payments and related occupancy costs, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•	placing us at a competitive disadvantage compared to our competitors that have proportionately lower fixed lease commitments.

Our ability to make required minimum rent and other amounts due under our leases will depend on our future performance and the other cash requirements of our business. Our performance is subject to general economic, political, financial, competitive, and other factors that are beyond our control in addition to challenges that are unique to the Company. We cannot provide any assurance that our business will generate sufficient cash flow from operations or that additional financing or other sources of liquidity will be available in an amount sufficient to enable us to meet lease obligations.

Our lease agreements contain certain restrictive covenants and customary events of default. One or more of these restrictive covenants may limit our ability to execute our preferred business strategy, take advantage of business opportunities, or react to changing industry conditions.

Upon an event of default, if not waived by our lessors, our lessors may exercise contractual and statutory remedies, including terminating one or more leases; seeking to recover some or all remaining rent and other amounts (subject to mitigation, offsets, and present‑value discounting where applicable); drawing on letters of credit or security deposits; enforcing landlord liens; or requiring us to vacate premises, which may cause cross-defaults under our other obligations. If our current lessors pursue these remedies, we may not have sufficient capital available at that time to pay the amounts due on a timely basis, and there is no guarantee that we would be able to repay, refinance, or restructure the payments on such lease obligations. Further, the lessors could exercise remedies against certain of our assets, including drawing on letters of credit or security deposits, enforcing statutory or contractual landlord liens, terminating our leases, or requiring us to vacate premises, which could have a material adverse effect on our Company.

The estimation of mineral reserves and mineral resources is imprecise and depends on subjective factors.

Estimated mineral reserves and mineral resources may not be realized in actual production. Our results of operations and financial position may be adversely affected by inaccurate estimates. The mineral reserve and mineral resource figures presented in our public filings are made by independent mining consultants with whom we contact. Mineral reserve and mineral resource estimates are a function of geological and engineering analyses that require us to make assumptions about production costs, recoveries and gold and silver market prices. Mineral reserve and mineral resource estimation is an imprecise and subjective process. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about gold and silver market prices are subject to great uncertainty as those prices fluctuate widely. Declines in the market prices of gold or silver may render mineral reserves and mineral resources containing relatively lower grades of mineralization uneconomic to exploit, and we may be required to reduce mineral reserve and mineral resource estimates, discontinue development at one or more of our properties or write down assets as impaired. New or updated geotechnical or geological information may also impact anticipated metal recovery rates. Any of these adjustments may adversely affect our financial condition, results of operations, and cash flows.

Mineral resources do not have demonstrated economic value.

Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be made that they will eventually convert into future reserves. Investors are cautioned not to assume that any part of any of the Inferred Resources exists or is economically or legally mineable.

ITEM 1C         CYBERSECURITY

Risk Management and Strategy

As part of our operational risk management strategy, led by our chief financial officer, we have implemented processes to assess, identify, and manage material risks facing the Company, including from cybersecurity threats. Components of this strategy includes the use of industry standard traffic monitoring tools, training users to detect, report, and prevent unusual behavior, and working with reputable service providers capable of ensuring their ability to operate with strategies equal to or better than our own. The implementation and management of these processes are integrated with the Company’s overall operational risk management processes that seeks to limit our exposure to unnecessary risks across our operations. For cybersecurity threat management and mitigation, the Company engages with expert consultants and third-party services providers for the design and implementation of these industry standard strategies to identify any potential threats or vulnerabilities in our system. We have developed a cyber crisis response plan which provides a documented framework for handling high severity security incidents and facilitates coordination across multiple parts of the Company. Our incident response team constantly monitors threat intelligence feeds, handles vulnerability management and responds to incidents.

To date, risks from cybersecurity threats have not previously materially affected us, and we currently do not expect that the risks from cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. The sophistication of cyber threats continues to increase, and the preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. Accordingly, no matter how well designed or implemented our controls are, we will not be able to anticipate all security breaches of these types, including security threats that may result from third parties improperly employing AI technologies, and we may not be able to implement effective preventive measures against such security breaches in a timely manner. See Item 1A: Risk Factors above for additional information on risk related to cyber-attacks.

Governance

Role of the Board

The Audit and Finance Committee of the Board of Directors is responsible for the primary oversight of our information security programs, including relating to cybersecurity, and are integrated into the Company’s Cybersecurity Incident response process. Our chief financial officer is responsible for reporting to the Audit and Finance Committee on our incident response plan, which includes an evaluation of cyber risks and threats, and notifies the Audit and Finance Committee of a cybersecurity threat. In the event of an incident, the Audit and Finance Committee reviews and approves the material incident disclosure plan and recommendation for determination of materiality using the guidelines approved by the Audit and Finance Committee. The Board of Directors and Audit and Finance Committee receive regular updates throughout the year on cybersecurity.

Role of the Management

Our chief financial officer, together with our chief accounting officer, is responsible for the day-to-day management of our cybersecurity risks. We have an incident response framework in place. We use this incident response framework as part of the process we employ to keep our management and Board of Directors informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. The framework is a set of coordinated procedures and tasks that our incident response team, under the direction of the chief financial officer, executes with the goal of ensuring timely and accurate resolution of cybersecurity incidents. The chief financial officer activates the incident response plan to assess and mitigate a cybersecurity incident. In the event of an incident, the chief financial officer and chief accounting officer consult with cybersecurity consultants and other involved parties to identify the undesirable effects of the cybersecurity incident and develop a material incident disclosure plan for review and approval by the Audit and Finance Committee.

ITEM 2         PROPERTIES

The following table summarizes our business segments that use our properties described below.

Business Segment	Property
Fuels	Research and Development Pilot and Commercial Demonstration Facilities
Metals	Commercial Demonstration Facility
Mining	Mining Properties and Haywood Property

RESEARCH AND DEVELOPMENT PILOT FACILITY

On April 16, 2021, the Company entered into an asset purchase agreement (the “AST Asset Purchase Agreement”) with American Science and Technology Corporation (“AST”), pursuant to which the Company agreed to purchase substantially off of the real and person property located at 6445 Packer Drive, Wausau, Wisconsin, including bench and pilot scale processing equipment used in connection with our lignocellulosic fuels and refining processes. All of the assets purchased under the initial lease agreement are being used for research and development activities. The machinery and equipment acquired was built for a specific purpose and is being used in testing for development of the technology required to process woody biomass into intermediate materials that can be converted into pulp, paper and fuels. These assets have no alternative future use. The facility is an industrial property located in Wausau, Wisconsin with alternative uses (see Note 10 of the Notes to the Consolidated Financial Statements).  The property is adequate for its current use and used for our Fuels Segment.

COMMERCIAL DEMONSTRATION FACILITY

On December 10, 2025, the Company, as lessee, signed a Lease Agreement (the “Industrial and Commercial Lease”) with the lessor to lease land and premises located at 10210 Idaho Ave, Hanford, California. The Industrial and Commercial Lease is under a five-year term commencing on December 10, 2025, and includes an option to extend the term for an additional 36 months, which the Company believes is probable. The property is used for our solar panel recycling and materials recovery processes. The property is adequate for its current use and used for our Metals Segment (see Note 10 of the Notes to the Consolidated Financial Statements).

Sierra Clean Processing LLC (“SCP”)

On August 15, 2023, the Company, as lessee, signed a Real Estate and Building Lease Agreement (the “SCP Building Lease”) with SCP to lease real property and improvements located in Silver Springs, Nevada. The SCP Building Lease is under a five-year term commencing on August 1, 2023, and at lease inception, the SCP Building Lease was classified as an operating lease with a lease term of five years (see Note 10 of the Notes to the Consolidated Financial Statements).

On July 1, 2024, the Company, as lessee, signed a Real Estate and Building Lease Agreement (the “SCP Real Estate and Building Lease”) with SCP to lease real property and improvements located in Silver Springs, Nevada. The SCP Real Estate and Building Lease is under a five-year term commencing on August 1, 2024, and at lease inception, the SCP Real Estate and Building Lease was classified as an operating lease with a lease term of ten years based on the assumption that the Company will elect to extend the lease (see Note 10 of the Notes to the Consolidated Financial Statements).

On November 1, 2025, the Company, as lessee, signed a Lease Agreement (the “SCP Storage Lease”) with SCP to lease land and premises located at 800 Lake Avenue in Silver Springs, Nevada. The SCP Storage Lease is under a five-year term commencing on November 1, 2025, and at lease inception, the SCP Storage Lease was classified as an operating lease with a lease term of ten years (see Note 10 of the Notes to the Consolidated Financial Statements).

For our SCP leased properties, the properties are used for our solar panel recycling and materials recovery processes. The properties are adequate for its current use and used for our Metals Segment. The Company's chief executive officer is an executive and director of SCP.

Bioleum

On January 22, 2025, the Company, as lessee, signed a Building Lease Agreement (the “Oklahoma Office Lease”) to lease real property and improvements located in Oklahoma City, OK. The Oklahoma Office Lease is under a three-year term which commenced on February 1, 2025, and at lease inception, the Oklahoma Office Lease was classified as an operating lease with a lease term of three years (see Note 10 of the Notes to the Consolidated Financial Statements). The property is used for our advanced lignocellulosic biomass refining solution processes. The property is adequate for its current use and used for our Fuels Segment.

On February 27, 2025, the Company, as lessee, signed a Commercial Lease Agreement (the “Madison Commercial Lease”) with McAllen Properties Dane LLC to lease commercial property and improvements located in Madison, WI. The Madison Commercial Lease is under an initial seven-year term which commenced on March 1, 2025, and at lease inception, the Madison Commercial Lease was classified as an operating lease with a lease term of twelve years (see Notes 10 and 13 of the Notes to the Consolidated Financial Statements). The property is used for our advanced lignocellulosic biomass refining solution processes. The property is adequate for its current use and used for our Fuels Segment.

On August 14, 2025, Bioleum, as lessee, signed a Sublease Agreement (the “Tulsa Commercial Lease”) with Tulsa Airports Improvement Trust (TAIT) to lease commercial land for development located in Tulsa, OK. The Tulsa Commercial Lease is under a twenty-year term commencing on September 1, 2025, and at lease inception, the Tulsa Commercial Lease was classified as an operating lease and the Company expects to exercise the option, thus the Company determined a lease term of thirty years and a one-year option term (see Note 10 of the Notes to the Consolidated Financial Statements). The property is used for our advanced lignocellulosic biomass refining solution processes. The property is adequate for its current use and used for our Fuels Segment.

On December 4, 2025, Bioleum Corporation acquired Hexas (see Note 3 of the Notes to Consolidated Financial Statements) and assumed an existing lease for research farmland and building. The Lease Agreement (the “Hexas Farm Lease”) is with a related party, with the former chief executive officer of the newly acquired Hexas, to lease research farmland and building in Olympia, WA. The Hexas Farm Lease had an original lease term of five years commencing on March 1, 2025, and at lease inception, the Hexas Farm Lease was classified as an operating lease with a remaining lease term of 4.2 years (see Note 10 of the Notes to the Consolidated Financial Statements). The property is used for our advanced lignocellulosic biomass refining solution processes. The property is adequate for its current use and used for our Fuels Segment.

HAYWOOD PROPERTY

On April 7, 2022, as amended on November 7, 2022, April 2, 2024 (the “Second Amendment”), and June 9, 2025 (the “Third Amendment”), the Company contracted to purchase Haywood quarry and industrial property (the “Haywood Property”) from Decommissioning Services LLC (“Haywood”) for $2.2 million. The Haywood Property represents approximately 190 industrial acres in Lyon County, Nevada, and is part of one of the larger industrial parks in Lyon County. The property has power, water and direct highway access. As of December 31, 2025, the Company owns the Haywood Property and included in our mining assets. The property is adequate for its current use and used for our Mining Segment.

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

Summary Mining Disclosure

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

Comstock and its subsidiaries own, control, or retain interests in mineral properties covering five miles of strike-length on the Comstock and Silver City lodes, including fee ownership of real properties, patented mining claims, and unpatented mining claims administered by the BLM, totaling 5,544 acres (due to overlapping interests, the combined area is approximately 4,454 acres).

Comstock owns 82 patented lode mining claims totaling 913 acres with surface parcels increasing the total to 2,362 acres, 201 unpatented lode mining claims, 38 unpatented placer claims, and one mill site claim administered by the BLM totaling 3,181 acres.

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

Comstock District
Land Position 2025
Legend
V&T Railroad
Counties
Sections
Comstock Interests
Storey County Properties
Patent, Fee
Unpatented
Lyon County Properties
Patent, Fee
Unpatented
Royalty Interests
Patent, Fee
Unpatented
N
Feet
0 750 1,500 3,000
1 inch = 2,755 feet
As-of: 12/31/2025
American Flat
Lucerne Resource
Dayton Resource
Oest Target
Spring Valley Target
Amazon Target
Gold Canyon Place

A summary overview of each material property is as follows:

Property:	Dayton – Spring Valley Project
Stage:	Exploration
Location:	Lyon County, Nevada
Ownership:	100%
Titles and Mining Claims:	75 unpatented lode claims and 38 unpatented placer claims (2,042 acres), 39 patented lode claims (550 acres), and 23 surface parcels (673 acres).
Key Permit Conditions:	Private and BLM administered land. Required state permits in place for exploration on private land.
Mine Type:	Open Pit Heap Leach
Mineralization Styles:	Resembles the geometry of a volcanic autoclastic dome. Late-stage manganiferous calcite-quartz-adularia veining and silicified breccia zones with drusy quartz filling fractures and stockwork veinlets.
Other:	a. Certain properties have royalty interests ranging from 1.5% to 2.0%

Property:	Lucerne Project
Stage:	Exploration
Location:	Storey County, Nevada
Ownership:	Majority 100%
Titles and Mining Claims:	82 unpatented lode claims (488 acres), 35 patented lode claims (268 acres), and 38 surface parcels (89 acres).
Key Permit Conditions:	Private and BLM administered land. Required state and county permits in place for exploration, mining, and processing on private land. BLM granted right-of-way for haul road over federal land.
Mine Type:	Open Pit Heap Leach
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
b. Fully permitted, dedicated processing facility in American Flat

The following tables summarize our estimated mineral resources as of December 31, 2025 and 2024 for each of our exploration projects:

Gold Mineral Resources as of December 31, 2025 and 2024(1,2,4)

	Measured			Indicated			Measured + Indicated			Inferred
	Mineral Resources			Mineral Resources			Mineral Resources			Mineral Resources
	Tons	Grade	Ounces	Tons	Grade	Ounces	Tons	Grade	Ounces	Tons	Grade	Ounces
	(000s)	(oz/ton)	(000s)	(000s)	(oz/ton)	(000s)	(000s)	(oz/ton)	(000s)	(000s)	(oz/ton)	(000s)
Dayton(3)	2,650	0.030	80	7,620	0.028	213	10,270	0.029	293	3,740	0.024	90

Silver Mineral Resources as of December 31, 2025 and 2024(1,2,4)

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

(3)

Dayton mineral resources are current as of December 31, 2025 and were prepared by Behre Dolbear & Company (USA), Inc. on November 30, 2022. Resources were constrained within a pit shell based on metal prices of $1,800 per ounce of gold and $20.22 per ounce of silver, and reported using a gold cutoff of 0.007 ounce per ton.

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

The mineral property includes 75 unpatented lode claims and 38 unpatented placer claims (2,042 acres), 39 patented lode claims (550 acres), and 23 surface parcels (673 acres). The Company owns these properties, and pays annual claim fees to the BLM for each of the unpatented claims.

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

Technical Report Summary

The Company commissioned a TRS, authored by Behre Dolbear & Company (USA), Inc. The TRS was effective November 1, 2022 and was published November 30, 2022. The report remains current as of December 31, 2025 and 2024.

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

Economic Parameters
Metal Prices
Au price	$1,800 per oz
Ag price	$20.22 per oz

Processing and Refining
Au Recovery	80.0%
Ag Recovery	50.0%
Refinery Fee	1.5%

Costs per Ton
Mining	$2.50
Process	$5.50
G&A	$1.00
Reclamation	$0.50

Total ($/ton)	$9.50

Summary of Estimated Mineral Resources as of December 31, 2025 and 2024(1,2,3,4,5)

				Contained
		Au	Ag	Au	Ag
	Tons	(opt)	(opt)	(oz)	(oz)
Measured	2,650,000	0.030	0.252	80,000	670,000

Indicated	7,620,000	0.028	0.190	213,000	1,450,000

Measured and Indicated	10,270,000	0.029	0.206	293,000	2,120,000

Inferred	3,740,000	0.024	0.129	90,000	480,000

(1)	The Qualified Person firm responsible for the mineral resources estimate is Behre Dolbear & Company (USA), Inc.
(2)	Mineral resources comprised all model blocks at a 0.007 oz/ton gold cut-off that lie within an economic pit shell.
(3)	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
(4)	The effective date of the resource estimate is November 1, 2022. The assumptions were current at December 31, 2025 and 2024.
(5)	Rounding may result in apparent discrepancies between tons, grade, and contained metal content.

Internal Controls

Comstock’s internal controls for the Dayton project are designed to provide reasonable assurance that information and processes utilized in assessing its exploration results, as well as mineral resource and reserve estimation, are reasonable and in line with industry best practices. These internal controls include QA/QC programs in the collection of drill hole assay information based on:

•	Third-party certified labs used for assays reported in public disclosure or resource models;
•	Secure chain of custody for all assay samples;
•	Drill programs with insertion of blank, duplicate, and certified reference materials; and
•	Sufficient QA/QC results for the analytical programs.

All core and reverse circulation samples were cataloged and stored in secure, designated areas on Comstock’s property. Data has been subject to validation, which includes checks on collar coordinates, downhole surveys, geological data, and assay data. Internal controls and estimation procedures are discussed where required in the relevant chapters of the technical report summary.

Lucerne

Overview and Location

The Lucerne Project is an exploration stage project 100% owned by Comstock Mining LLC and Northern Comstock LLC, both wholly owned subsidiaries of Comstock. The property is located at 39°17ʹ north latitude and 119°39ʹ30″ west longitude, in Storey County, Nevada, midway between the towns of Virginia City and Silver City, Nevada, 30 miles southeast of Reno, Nevada.

The mineral property includes 82 unpatented lode claims (488 acres), 35 patented lode claims (268 acres), and 38 surface parcels (89 acres). The Company owns these properties and pays annual claim fees to the BLM for each of the unpatented claims.

Comstock acquired its original interest in the Lucerne area through its acquisition of Plum Mining LLC in 2003. The Company continued leasing, optioning, and purchasing properties in an effort to sufficiently consolidate the Lucerne Project area through 2012. Comstock acquired 100% of the mineral interests in Northern Comstock LLC after a final payment in 2025.

The property is accessible via State Route 342 and the American Flat processing facility, which is approximately a mile and a half to the west, is accessible via a haulage road with a BLM-Leased right of way.

Previous Operators

The Lucerne property, on the Silver City branch of the Comstock lode, includes the historic Keystone, Justice, Lucerne, Succor, and Woodville underground mines. The Woodville was considered the southern-most of the 33 Comstock district “bonanzas.”

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

In 2015, the Company drove a 780-foot drift to the north from the floor of the Lucerne pit, in the footwall of the Silver City vein. Forty-nine core holes were drilled into the vein from drill bays spaced every 100 feet along the drift. Additional exploration work included an airborne, 3-D magnetic/electromagnetic geophysical survey over all of the Company's Mineral Estate properties in 2020.

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

Internal Controls

Comstock’s internal controls for the Lucerne project are designed to provide reasonable assurance that information and processes utilized in assessing its exploration results, as well as mineral resource and reserve estimation, are reasonable and in line with industry best practices. These internal controls include quality assurance and quality control (“QA/QC”) programs in the collection of drill hole assay information based on:

•	Third-party certified labs used for assays reported in public disclosure or resource models;
•	Secure chain of custody for all assay samples;
•	Drill programs with insertion of blank, duplicate, and certified reference materials; and
•	Sufficient QA/QC results for the analytical programs.

All core and reverse circulation samples were cataloged and stored in secure, designated areas on Comstock’s property. Data has been subject to validation, which includes checks on collar coordinates, downhole surveys, geological data, and assay data. Internal controls and estimation procedures are discussed where required in the relevant chapters of the technical report summary.

OTHER PROPERTY

The Company owns industrial and commercially zoned properties in Silver Springs, Nevada (the “Silver Springs Properties”). The industrial properties comprise approximately 98 acres of industrial land and senior water rights and the commercial properties comprise 160 acres of commercial land along with its rights in the membership interests of Downtown Silver Springs LLC.

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

PART II

ITEM 5         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

Our common stock is traded on the NYSE American exchange under the symbol LODE. The last reported sale price of our common stock on the NYSE American on March 20, 2026, was $2.65 per share. At March 20, 2026, the number of holders of record was 417.

SALE OF UNREGISTERED SECURITIES

See Note 14 of the Notes to our Consolidated Financial Statements for information on our sale of unregistered securities.

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

REVERSE STOCK SPLIT

On February 24, 2025, the Company effected a one-for-ten (1:10) reverse stock split of its issued and outstanding shares of common stock. In connection with the reverse split, all shares of common stock, stock options, per-share and warrant amounts for all periods presented have been adjusted retrospectively to reflect this reverse stock split. This recast ensures comparability across all periods presented and does not impact previously reported net income (loss), total assets, or total liabilities but does impact earnings per diluted share. The reverse stock split did not impact the total stockholders’ equity, the number of authorized shares of common stock, or the par value per share.

OVERVIEW

Comstock commercializes innovative technologies, systems and supply chains that extract, process, and convert under-utilized waste and natural resources into clean energy and clean energy supporting products, including truly sustainable solutions that produce renewed and repurposed electrification metals and minerals from end-of-life solar panels. We approach industrial growth opportunities by identifying, acquiring, and building companies with the potential for superior financial returns on deployed capital, by systematically creating and operating industrial enterprises and systems from the ground up, typically in full equity-based alignment with the founders of the technologies, and then developing, integrating and commercializing their breakthrough technology-based solutions through a distinctive combination of operational and organizational scale-up expertise. Comstock Metals and Bioleum Corporation represent the two leading examples of actualizing our strategy, where in the founders' groups have a meaningful stake (up to 20% of the subsidiaries equity or comparable form of profit interest), that is fully restricted until major monetization events occur.

Comstock Metals has established the goal of setting the global standard for solar panel recycling. Our process creates no waste, generates no landfilled materials, and results in clean recycled products that are safe for reuse.

Bioleum seeks to commercialize technologies, systems and supply chains that produce renewable fuels from waste, purpose grown energy crops and other forms of woody biomass.

We approach the challenge of sustainability head-on by innovating, developing and commercializing technologies that accomplish more while utilizing fewer natural resources, protecting our ecosystem from the negative impact of carbon emissions and toxic materials, and enabling and empowering the next industrial revolution. Our plans to generate these throughputs involve both deploying and licensing our technologies within a purpose-driven and designed ecosystem, including extended and interdependent partners that leverage their infrastructures, capacities, and resources, that are often directly integrated with our system.

Our strategic assets for Bioleum include two Wisconsin renewable fuels demonstration facilities, two pilot farms for purpose grown energy crops, a site in Tulsa, Oklahoma for our first fully integrated biorefinery, and for Metals, an existing Nevada-based solar panel recycling demonstration facility and a first-of-its-kind industry-scale solar panel recycling facility that we are currently installing, testing and commissioning.

We also own and manage investments in various legacy assets that previously supported our current or prior businesses that we are working to monetize. This includes our legacy gold and silver mining assets, real estate assets and certain non-strategic investments. This includes northern Nevada real estate that we own, control and/or manage comprised of industrial and commercial land, water rights, other direct investments and about seven square miles of patented and unpatented mining claims and surface parcels, some of which contain significant amounts of measured, indicated, and inferred gold and silver mineral resources.

Lines of Business

Metals Segment

Our Metals Segment utilizes solar panel recycling and materials recovery solutions that drive sustainability across the electrification products market. In 2025 and 2024, we have operated a permitted, demonstration-scale solar panel recycling facility that delivers environmentally superior, zero-landfilled recycling solutions to support U.S. mineral industries. During 2025 and 2024, this facility generated revenues of $1.4 million and $0.4 million, respectively, from service fees for decommissioning services, recycling and processing end-of-life solar panels, and offtake sales of high-value recycled materials, including aluminum, copper, glass, and concentrated precious metals. Total billings of both revenues and deferred revenues were $3.5 million in 2025. We believe this technology deployment is globally leading and positioned to operate a world-class, quality, global solar panel recycling operation and has the potential to set the global standard for solar panel recycling and ultimately, a global worldwide recycling network deployment.

Comstock Metals has completed all permitting requirements for its first industry-scale production facility, located on the same campus as the operating demonstration-scale facility. The cost of equipment and installation is estimated to be approximately $13 million. Equipment arrival and installation began in the first quarter of 2026, and it is anticipated that commissioning of the plant will be completed late in the first quarter with operations coming on-line during the second quarter of 2026. This plant is expected to scale to a production capacity to over 3 million panels per year representing up to 100,000 tons of processed waste materials per year. This strategically located facility will enable the expeditious transition of proven processes from commercial demonstration to full-scale production. The industry-scale facility is expected to enhance our ability to meet the rapid and continuously growing demand for domestically recovered metals. Comstock Metals has selected and submitted state-level permits for a second industry-scale production facility in southern Nevada.

Our plan supports the creation of a more robust domestic supply chain for critical materials by innovating and scaling sustainable recycling technologies. The Company plans to build up to seven facilities in the United States over the next five years and support American energy and resource independence while simultaneously delivering significant economic and environmental value.

Our Metals Segment's 2026 objectives included (1) finalizing commercial plant equipment installation, (2) commissioning of commercial plant, (3) securing larger and longer terms supply contracts (4) select site number two, three and four and begin permitting, (5) ensure financing for Comstock Metals to sufficiently fund the construction and commissioning of the Company’s second industry-scale facility (6) ordering all of the industry-scale equipment for our second industry-scale facility,  and (7) finalize the design for downstream refining of the solar tailings. We believe we are on track for completing all of our 2026 objectives.

Mining Segment

Our Mining Segment is administered by our wholly owned subsidiaries, Comstock Mining LLC, Comstock Processing LLC and various other local subsidiaries that collectively own approximately seven square miles of patented mining claims, unpatented mining claims and surface parcels in Nevada, comprising the Comstock Mineral Estate.

On December 18, 2024, the Company executed the Mackay MIPA with Mackay pursuant to which the Company sold all of its right, title, and interest in its wholly owned subsidiary Comstock Northern Exploration LLC, and the Company's 25% interest in Pelen to Mackay, for an aggregate purchase price of $2,750,000. The Company was paid $1.0 million in cash in 2024. On June 6, 2025, the parties executed an amendment (the "First Amendment"), to the Mackay MIPA. Pursuant to the First Amendment, the Mackay MIPA was amended to increase the purchase price to $2,950,000 bringing all final cash amounts due to a total of $1,950,000 which the Company received in 2025 (see Note 6 of the Notes to Consolidated Financial Statements). Pursuant to and as defined in the Mackay Royalty Agreement the Company was to receive a 1.5% royalty of Net Smelter Returns from metal revenues on these properties. On January 9, 2026, the Company and Mackay entered into a Royalty Purchase and Sale Agreement in which the Company sold all of the Company's rights, title and interest in and to the royalty pursuant to the Mackay Royalty Agreement (see Note 6 of the Notes to the Consolidated Financial Statements). The purchase price consisted of $1,100,000 cash, all of which was received before January 20, 2026. For the years ended December 31, 2025 and 2024, the Company recognized a gain on sale of these mineral rights of $0.2 million and $0.8 million, respectively. On February 22, 2026, the Company agreed to a minor modification in a non-compete language associated with the prior purchase of properties by Mackay and received an additional $300,000 in compensation from Mackay.

On June 30, 2023, the Company entered into the Mackay Mining Lease with Mackay. The Mackay Mining Lease terminated on December 18, 2024. Since June 30, 2023, the Company has realized over $8 million in cash proceeds with approximately $4 million from the initial payment, subsequent lease payments and reimbursed expenses plus over $4 million from the sale of the claims and the residual NSR sale transaction. The Company also received an additional 250 acres of mineral and other properties in Lyon County, for no additional consideration.

Our Mining Segment's 2026 objectives include (1) monetizing mining assets, (2) complete the preliminary economic assessment for the Dayton Consolidated Project and (3) the development of preliminary Dayton mine and reclamation plans, progressing toward full economic feasibility for Dayton. Metal prices for 2025 have been exceptionally strong, presenting additional economic opportunities for our monetizing our mining assets. We believe we are on track for completing all of our 2026 objectives.

Fuels Segment - Bioleum Corporation

Our Fuels Segment is administered by Bioleum and we hold an investment in Bioleum, through our Preferred Series 1 equity position (see Note 2 of the Notes to Consolidated Financial Statements). Bioleum seeks to deliver advanced lignocellulosic biomass refining solutions that set new industry standards for the production of cellulosic ethanol, gasoline, renewable diesel, SAF, and other renewable Bioleum™ fuels, with extremely low carbon intensity scores of 15 and market-leading yields of up to 125 gallons per dry metric ton of feedstock (on a GGE basis), depending on feedstock, site conditions, and other process parameters. In December 2025, Bioleum completed the acquisitions of both the RenFuel IP and of Hexas (see Notes 3 and 5 of the Notes to Consolidated Financial Statements). Bioleum is now capable of producing its own purpose grown energy crops used in producing our liquid fuels applications with proven yields exceeding 25 to 30 dry metric tons per acre per year. The combination of Bioleum’s high yielding refining platform and Hexas’ high yielding energy crops enables the production of enough feedstock to produce upwards of 100 barrels (at 42 gallons per barrel) of fuel per acre per year, with regenerative practices that can effectively transform marginal agricultural lands into perpetual “drop-in sedimentary oilfields” with the potential to dramatically boost regional energy security and rural economies. Bioleum plans to contribute to domestic energy dominance by directly building, owning, and operating a network of Bioleum refineries in the U.S., starting with its planned first 400,000 barrel per year commercial demonstration facility in Oklahoma. Bioleum will also license its advanced feedstock and refining solutions to third parties for additional production in global markets. Bioleum does not currently generate revenue.

Bioleum operates two complementary and interdependent pilot facilities, including the Wausau Facility, and the Madison Facility. Bioleum continues innovating its existing commercial process for the purpose of advancing its technological readiness, stabilizing and increasing its market-leading yields, further decreasing carbon intensities, and driving costs down in the longer-term pursuit of fossil parity. In addition to Hexas, Bioleum has also acquired substantially all of the patents and other intellectual property assets of RenFuel IP through a wholly-owned subsidiary of Bioleum, including RenFuel IP’s patented catalytic esterification process to refine Bioleum’s proprietary biointermediates.

Bioleum’s innovations group has further partnered with other industry leading technologists, including the National Renewable Energy Laboratory ("NREL"), the Massachusetts Institute of Technology ("MIT"), Emerging Fuels Technologies Inc. ("EFT"), and others with sponsored research, licensing, and other agreements.

On February 28, 2025, the Company entered into a series of definitive agreements, later assigned to Bioleum, with subsidiaries of Marathon, involving the purchase of $14,000,000 in Bioleum equity as part of the Series A Financing, subject to the Investment. The purchase price includes $1,000,000 in cash and $13,000,000 in Payment-In-Kind Assets.

In May 2025, Bioleum also completed the initial $20 million closing of its Series A Financing. Bioleum also plans to complete its Series A Financing during the first half of 2026 and commence project equity and debt financing activities that includes an allocation of up to $160 million from the State of Oklahoma in project activity bonds for the construction of its planned first 400,000 barrel per year facility in Oklahoma.

Strategic Investments Segment

We own and manage several investments and projects that are strategic to our plans and ability to produce and maximize throughput in our Metals and Mining Segments, that are held for the purpose of complementing or enhancing our mission of accelerating the commercialization of hard technologies for the energy transition and creating value but that are not a component of such other segments or otherwise have distinct operating activities. Our Strategic Investments Segment includes minority equity and equity-linked investments in Green Li-ion Pte Limited (lithium-ion battery component recycler and remanufacturing) and Sierra Springs Opportunity Fund (northern Nevada real estate). In November 2024, we completed a transaction for the disposition of our minority equity investment in GenMat while retaining the rights for using the technologies.

Investment in Green Li-ion– Our wholly owned LINICO subsidiary owns 35,662 Green Li-ion preferred shares representing 13.34% of Green Li-ion. The Company intends to sell its remaining shares in conjunction with a liquidity event at Green Li-ion.

Investment in SSOF – In 2025, the Company invested an additional $650,000 in SSOF for 361,111 additional common shares at $1.80 per share. As of December 31, 2025 and 2024, the Company owned 11,236,111 and 10,875,000, respectively, of SSOF shares and our ownership was at 16.99% and 17.27%, respectively. As of December 31, 2025 and 2024, no adjustments were made to our investments carrying value as a result of the SSOF equity issuances since the price per share sold was consistent with the Company’s carrying value for this investment. As of December 31, 2025, the Company’s maximum exposure to loss as a result of its involvement with SSOF is limited to its investment of $20,225,000 and advances of $9,400,000 (see Note 5 of the Notes to the Consolidated Financial Statements).

SSOF is a qualified opportunity zone fund, which owns 100% of Sierra Springs Enterprises Inc. (“SSE”), a qualified opportunity zone business. SSE and its subsidiaries own or control approximately 2,500 acres of land, a manufacturing facility, significant senior, junior and effluent water rights, sewer rights and also owns and operates the Silver Springs Regional Airport LLC. The substantial majority of these properties are contiguous and strategically located within immediate proximity of Highway 50, State Route 439, the Northern Nevada Industrial Center and the Tahoe Reno Industrial Center where high-tech companies like Tesla, Switch, Google, Microsoft, and Tract, and over one hundred other companies are currently located, expanding or locating in this industrializing region.

Investment in Hexas – On January 14, 2025, the Company executed an agreement with Hexas, under which Hexas agreed to grant the Company an exclusive worldwide license to Hexas’ intellectual properties in liquid fuels applications, subject to certain pre-existing agreements and relationships, and to provide certain development services in connection with Bioleum's site development and innovation activities. In 2025, the Company invested $1,135,000 in Hexas in the form of simple agreements for future equity (“Hexas SAFE Investment”). In December 2025, Bioleum completed the full acquisition of Hexas, which is now a fully owned subsidiary of Bioleum Corporation (see Note 3 of the Notes to Consolidated Financial Statements).

Other Investment – On March 1, 2024, the Company entered into a Securities Purchase Agreement (the “Developer Securities Purchase Agreement”) with an unaffiliated research and development company (“Developer”) and recognized an initial investment of $1,290,614. Concurrently and in connection with the entry into the Developer Securities Purchase Agreement, the Company and Developer entered into Development Services Agreement (“DSA”) for purposes of conducting certain research and development work. At December 31, 2025, the future remaining payments, net implied interest, totaled $1,254,170. For the years ended December 31, 2025 and 2024, the Company paid $0 and $260,000, respectively, to the Developer in accordance with the funding commitments under the Developer Securities Purchase Agreement.

Other

Investments in Properties – The Company directly owns three types of properties in Silver Springs, NV, including 98 acres of industrial land, 160 acres of commercial land, both centrally located in Silver Springs, just south of the Silver Springs Regional Airport and a portfolio of water rights. The Company continues to market these assets for sale as both industrial and commercial development as interest in Silver Springs, NV continues to increase.

RECENT DEVELOPMENTS

On January 9, 2026, the Company and Mackay entered into a Royalty Purchase and Sale Agreement pursuant to the NSR Royalty Agreement (see Note 6 of the Notes to the Consolidated Financial Statements), wherein the Company sold to Mackay 100% of the Company’s right, title, and interest in and to a 1.5% net smelter returns royalty covering certain patented and unpatented mining claims and leased properties located in Storey County, Nevada, for an aggregate purchase price of $1,100,000 cash, all of which was all received before January 20, 2026. On February 22, 2026, the Company agreed to a minor modification in a non-compete language associated with the prior purchase of properties by Mackay and received an additional $300,000 in compensation from Mackay.

SUMMARY RESULTS OF OPERATIONS

Below we set forth a summary of comparative financial information for the years ended December 31, 2025 and 2024:

	2025	2024	Change
Revenue	$1,553,796	$3,016,163	$(1,462,367)

Cost of goods sold	2,626,962	451,938	2,175,024

Operating Expenses:
Selling, general and administrative expenses	20,671,016	12,703,056	7,967,960
Research and development	12,319,904	19,098,183	(6,778,279)
Depreciation and amortization	3,842,226	2,242,554	1,599,672
Impairment of intangible assets	9,333	8,667,869	(8,658,536)
Impairment of properties, plant and equipment	433,411	324,047	109,364
Gain on sale of mineral rights (Note 6)	(200,000)	(804,489)	604,489
Total operating expenses	37,075,890	42,231,220	(5,155,330)

Loss from operations	(38,149,056)	(39,666,995)	1,517,939

Other Income (Expense):
Loss on investments	—	(711,920)	711,920
Interest expense	(1,927,800)	(2,971,351)	1,043,551
Interest income	831,375	302,091	529,284
Change in fair value of derivative instruments	1,443,967	1,284,614	159,353
Loss on conversion of debt	(3,088,167)	(9,755,686)	6,667,519
Loss on debt extinguishment	(2,767,887)	(817,498)	(1,950,389)
Gain on extinguishment of liability	845,000	—	845,000
Other income (expense)	(354,318)	(1,066,153)	711,835
Total other income (expense), net	(5,017,830)	(13,735,903)	8,718,073

Net loss	(43,166,886)	(53,402,898)	10,236,012

Net loss attributable to noncontrolling interest	(90,443)	(81,444)	(8,999)

Net loss attributable to Comstock Inc.	$(43,076,443)	$(53,321,454)	$10,245,011

For the years ended December 31, 2025 and 2024, we had the following (loss) from operations by segment, as set forth in the summary table below. See Note 20 of the Notes to Consolidated Financial Statements.

	2025	2024
Metals	$(4,909,674)	$(11,651,104)
Mining	(1,657,997)	1,375,391
Strategic Investments	(13,604)	(694,572)
Corporate	(10,017,400)	(23,737,525)
Bioleum	(21,550,381)	(4,959,185)
Loss from operations	$(38,149,056)	$(39,666,995)

For the years ended December 31, 2025 and 2024, we had total assets set forth in the summary table below. See Note 20 of the Notes to Consolidated Financial Statements.

	2025	2024
Metals	$16,518,409	$7,215,479
Mining	23,421,012	25,252,777
Strategic Investments	45,484,999	45,210,134
Corporate	21,309,421	3,668,786
Bioleum	62,870,796	9,962,705
Total Assets	$169,604,637	$91,309,881

COMPONENTS OF REVENUES AND EXPENSES

Our revenues are primarily derived from revenue generated from our Metals operations, and revenues generated from our real estate. Our future costs of goods sold will primarily include allocable labor, materials and incidental expenses incurred in connection with revenue from anticipated services and solutions. Selling, general and administrative expenses consist of payroll, insurance and professional fees for marketing, selling, legal, consulting, accounting, governance and investor relations activities. Payroll, including benefits, are the largest single category of expenditures in selling, general and administrative expenses and research and development.

RESULTS OF OPERATIONS

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Revenues for the year ended December 31, 2025 decreased by $1,462,367 to $1,553,796 from $3,016,163 for the comparable 2024 period, primarily attributed to the following.

•

Lower revenues from our Mining Segment of $2,459,725 with $136,000 in 2025 as compared to $2,595,725 in 2024 attributed to the termination of the Mackay Mining Lease in December 2024, which resulted due to the sale of those mining claims and properties.

•	Higher revenues from our Metals Segment of $999,458 with $1,400,696 in 2025 as compared to $401,238 in 2024 attributed to the startup of our first commercial demonstration facility in Silver Springs, NV for our Comstock Metals operations.

Revenue and costs of sales in future periods will vary significantly depending on a number of factors, including the amount of solar panels that we recycle, the amount of lease revenues generated on our real properties, the amount of renewable energy technology solutions, including the sales or licensing of biomass feedstock solutions, the market prices for those services, the extent to which we secure and collect reasonable royalties, and the costs associated with each component of the aforementioned revenues.

Cost of goods sold for the year ended December 31, 2025 increased $2,175,024 primarily due to the commencement and ramp up of our first commercial demonstration facility operating for all of our metal recycling operations.

Selling, general and administrative expense for the year ended December 31, 2025 increased $7,967,960 to $20,671,016 from $12,703,056 for the comparable 2024 period, primarily as a result of higher employee related costs of $1,967,077, primarily related to higher head count in 2025 compared to 2024 as we ramp our metals recycling and biofuels businesses, higher rent expense of $1,762,205 due to metal recycling and Madison facility, higher consulting fees of $973,975, higher legal expense of $884,547, higher marketing expense of $573,471, higher property related acquisition costs in mining totaling $461,870 resulting from the accelerated payment for the Northern Comstock joint venture obligation, higher travel expense of $419,978, higher utilities expense of $196,756, higher repairs and maintenance expense of $156,027 and higher insurance expense of $133,954.

Research and development expenses for the year ended December 31, 2025 decreased $6,778,279 to $12,319,904 from $19,098,183 for the comparable 2024 period, primarily as a result of $12,244,538 in research and development costs incurred for the GenMat transaction in 2024 (see Note 4 of the Notes to the Consolidated Financial Statements). Variance partially offset due to $3,672,593 in research and development costs incurred for the RenFuel IP asset purchase in 2025 (see Note 5 of the Notes to the Consolidated Financial Statements), higher employee-related costs of $1,185,868 due to increased headcount in 2025 and higher research and development costs for renewable fuel associated projects, substantially all with external laboratories of $499,174 primarily for NREL.

Depreciation and amortization expense for the year ended December 31, 2025 increased $1,599,672 to $3,842,226 from $2,242,554 for the comparable 2024 period, primarily from higher amortization for intangible asset additions and higher depreciation for property, plant and equipment additions in 2025 including the Bioleum Madison facility.

Impairment of intangible assets for the year ended December 31, 2025 decreased $8,658,536 attributed to the impairment of intangible assets associated with battery recycling in 2024 of $8,667,869 compared to $9,333 impairments recognized in 2025.

Impairment of properties, plant and equipment assets for the year ended December 31, 2025 increased $109,364 attributed to the impairment of obsolete battery recycling and mining equipment in 2025 of $433,411 compared to $324,047 impairments of obsolete battery recycling equipment recognized in 2024.

In 2025, we recognized a gain on the sale of mineral rights of $200,000. In 2024, we recognized a gain on the sale of mineral rights of $804,489 (see Note 6 of the Notes to the Consolidated Financial Statements).

Loss on investments for the year ended December 31, 2025 decreased by $711,920 due to a loss on investments of $711,920 for the comparable 2024 period attributed to a $711,920 unrealized loss associated with our Green Li-ion preferred share investment in 2024. No loss on investments was recognized in 2025.

Interest expense for the year ended December 31, 2025 decreased by $1,043,551 to $1,927,800 from $2,971,351 for the comparable 2024 period. The decrease was primarily attributable to lower outstanding debt balances and reduced interest costs in 2025 following debt conversions, extinguishments, and amended terms.

Interest income for the year ended December 31, 2025 increased by $529,284 to $831,375 in 2025, from $302,091 for the comparable 2024 period, primarily due to higher accrued interest income related to the RenFuel IP note receivable (see Note 5 of the Notes to the Consolidated Financial Statements).

Change in fair value of our derivative instruments for the year ended December 31, 2025 increased by $159,353 to a gain of $1,443,967 in 2025 from a gain of $1,284,614 for the comparable 2024 period, resulting from a change in the Company's share price in connection with potential make whole obligations for minimum value commitments on the Company’s common stock and the change in fair value of conversion option derivatives.

Loss of $3,088,167 on conversion of debt for the year ended December 31, 2025 was attributed to the 2025 Kips Bay Note debt conversions associated with the Company's common stock used for the conversion for the year ended December 31, 2025. A loss of $9,755,686 is attributed to the Kips Bay Notes and the Leviston Notes debt conversions associated with the Company's common stock used for conversion for the year ended December 31, 2024.

Loss on debt extinguishment of $2,767,887 for the year ended December 31, 2025 was attributed to the 2025 Kips Bay Note payoff and note and warrant amendments for GHF and Alvin Fund of $1,795,883 and $972,004, respectively. Loss on debt extinguishment of $817,498 for the year ended December 31, 2024 are attributed to the debt modifications for the Amended GHF 2021 Note and Amended Alvin Fund 2023 Note and from the Company using cash to redeem principal on the 2023 Kips Bay Note.

Gain on extinguishment of liability of $845,000 was attributed to the restructuring of the LINICO acquisition-related payable (see Notes 9 and 15 to the Consolidated Financial Statements).

Other income (expenses), net, for the year ended December 31, 2025 were $354,318 of net expenses, primarily consisting of a loss recognized for the expiration of LINICO deposits of $375,000.

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

No current or deferred income tax benefit or expense was recognized for the years ended December 31, 2025 and 2024.

SUMMARY RESULTS OF CASH FLOWS

Net cash used in operating activities for the year ended December 31, 2025 increased $10,444,359 to $24,387,033 in 2025 from $13,942,674 in 2024 primarily due to an increase in operating expenses associated with our Metals and Fuels operations as discussed in Financial Condition and Results of Operating Information.

Net cash used in investing activities for the year ended December 31, 2025 was $21,975,824 compared to net cash used in investing activities of $6,478,721 in 2024, resulting in a $15,497,103 change, primarily due to cash used for advances to SSOF of $9,400,000 and deposits paid on metals equipment of $7,571,679, partially offset by lower payments on contractual commitments of $2,139,364.

Net cash provided by financing activities for the year ended December 31, 2025, increased by $44,770,142 to $62,360,231 in 2025 from $17,590,089 in 2024, primarily attributed to higher proceeds from issuance of common stock of the Company of $31,007,804, and higher issuance of equity in Bioleum through Series A investments of $20,000,000, partially offset by higher stock issuance costs of $3,097,513, lower issuances of debt of $2,000,000 and increased debt reductions of $1,236,759.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position and liquidity are based on our net sources of capital from financings as generally compared to our net uses of capital for investing activities and ultimately, our ability to provide or use cash flows from or in our operations. Our cash balances at December 31, 2025 and 2024 were $17.0 million and $1.0 million, respectively. The Company had current assets of $20,657,979 and current liabilities of $10,024,965, representing a working capital excess of $10,633,014 at December 31, 2025.

The current liabilities at December 31, 2025, include $4,848,299 of accrued expenses and other liabilities, including $1,501,110 for accrued payroll and related expenses, a payable to a research and development company of $1,146,845, a current payable to Flux Photon of $1,143,412, and $263,750 associated with 2024 incentive compensation that was accrued but not paid.

Our primary source of liquidity during 2025 was cash from financing activities. During the year ended December 31, 2025, we generated $62,360,231 in cash from our financing activities, and we used $24,387,033 and $21,975,824, respectively, in cash in our operating and investing activities. Our primary source of liquidity during 2024 was also cash from financing activities. During the year ended December 31, 2024, we generated $17,590,089, respectively, in cash from our financing activities and we used $13,942,674 and $6,478,721, respectively, in cash in our operating and investing activities.

During 2025, we issued 16,547,577 shares of common stock through equity issuance and private placement agreements, at an average price per share of $2.11 corresponding to proceeds of $34,983,881, which is net of cash issuance fees of $3,237,633. During 2025, we also used $2,337,552 for the purchase of property, plant and equipment, primarily associated with solar panel recycling facility and Bioleum Madison facility.

During 2024, we issued 3,135,579 shares of common stock through equity issuance and private placement agreements, at an average price per share of $2.26 corresponding to proceeds of $7,073,590, which is net of cash issuance fees of $140,120. During 2024, we also used $934,724 for the purchase of property, plant and equipment, primarily associated with our new solar panel recycling facility.

On August 14, 2025, the Company issued 13,333,334 registered shares of its common stock at a price of $2.25 per share for $30,000,002 and received net proceeds of $27,640,001 pursuant to this equity offering. These proceeds were used to extinguish most of the Company’s liabilities, fund the first industry-scale facility for our solar panel recycling business, fund working capital and other general corporate purposes.  The balance sheet enhancements associated with these activities are summarized below:

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

On November 21, 2025, the Company entered into an At the Market Offering Agreement (“2025 Titan ATM Agreement”) with Titan Partners to offer and sell registered shares of common stock of the Company at an aggregate offering price of up to $100 million from time to time, at our option. Sales under the ATM Agreement, if any, are subject to market conditions and the Company’s discretion.

On January 28, 2026, the Company announced a CMPO with Titan Partners. The Company raised $50 million in gross proceeds before underwriting discounts and commissions and other offering expenses. On January 30, 2026, the Company issued 18,181,819 registered shares of its common stock at a price of $2.75 per share for $50,000,002 and received net proceeds of $46,140,002 pursuant to the equity offering on January 28, 2026. On March 3, 2026, Titan Partners exercised their over-allotment option and placed an additional 2,727,272 registered shares of our common stock at a price of $2.75 per share for additional gross proceeds of $7,500,000 (net proceeds of approximately $6,900,000).

The Company intends to fund our operations over the next twelve months from existing cash and cash equivalents, primarily from the Company’s prior and recent equity issuances, additional “Series A” Bioleum subsidiary-level equity issuances, revenues and billings from our solar panel recycling business, and the sale of non-strategic assets and other investments. Based on these expected funding sources, management believes we will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the consolidated financial statements included herein. While we have been successful in the past in obtaining the necessary capital to support our operations, there is no assurance we will be able to obtain additional equity capital or other financing, if needed. The Company is also planning additional “Series A” direct equity investment into Bioleum during 2026, from various known strategic and other investors directly into Bioleum. There is no assurance that such investments will be completed.

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

The Company has increasing access to a number of alternative capital resources, including various grant sources, including a recent $3.0 million grant from the State of Oklahoma, the allocation of up to $160 million in municipal industrial bonds, also from the State of Oklahoma, a nearly $1 million tax abatement from the State of Nevada, other State-level incentives and various planned asset and investment sales in 2026 and 2027.

Risks to our liquidity could result from future operating expenditures above management’s expectations, including but not limited to variable and fixed costs associated with solar recycling, research and development, capital expenditures and expansions, selling, general and administrative, and investment related expenditures in excess of sale proceeds from our non-strategic assets and other investments, declines in the market value of properties planned for sale, or declines in the share price of our common stock that would adversely affect our results of operations, financial condition and cash flows. If we were unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about our ability to continue as a going concern. In such case, we could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or investments, or sell certain assets or businesses. There can be no assurance that we would be able to take any such actions on favorable terms, in a timely manner, or at all.

OUTLOOK

Comstock Metals has established the goal of setting the global standard for solar panel recycling. Our process creates no waste, no landfilled materials, and results in clean recycled products safe for reuse.

Bioleum seeks to commercialize technologies, systems and supply chains that produce renewable fuels from waste, purpose grown energy crops and other forms of woody biomass, enabling and integrating agricultural and clean energy economics.

The growth opportunities for both Comstock Metals and Bioleum have and continue developing beyond our original plans, and we have now realigned both the organizations and their respective capital bases with some of the most sophisticated partners for investment, feedstocks, technologies, operations, and offtakes, including significant investments.

The Company’s Corporate objectives for 2026 include:

•	Monetize our legacy mineral and mining properties, plants and equipment;
•	Secure sufficient power source to enable hyper-scale data center developments in Silver Springs, NV;
•	Restructure, align, power, and expand the ownership in the Sierra Springs Opportunity Fund Inc. and monetize;
•	Monetize all other legacy, non-core real estate in Silver Springs, NV;
•	Support the next phases of accelerating Metals growth, including refining; and
•	Support the next phases of accelerating Fuels growth, including the commercialization of Hexas-based biomass solutions.

The Company’s progress to date has now resulted in two, fully dedicated, high-growth potential companies: our Nevada-based renewable metals operation with expanding, multiple, industry-scale production sites and our Oklahoma-headquartered Bioleum Corporation, with major research, development and pilot production operations based in Wausau and Madison, Wisconsin and Hexas Biomass farming and purpose grown energy crop solutions in Olympia, Washington.

Comstock Metals

Comstock Metals has now been operating its first commercial demonstration facility for nearly two years and in November of 2024, submitted permits for the first industry-scale photovoltaic recycling facility in northern Nevada. The permits were received in early January of 2026. Comstock Metals has also selected its second site in the southern part of the State of Nevada.  These industry-scale facilities are designed for recycling up to 3.3 million panels (or approximately 100,000 tons) of annual capacity, with operations for the first facility commencing post commissioning activities during the first quarter of 2026 for operations in the second quarter 2026.

Additional site selection activities are ongoing for the next five industry-scale facilities (that is, industry-scale recycling facilities #3-#7) and multiple associated storage sites and at least one centralized, industrial scale refining facility capable of handling the metals-rich tailings produced by its recycling facilities.

The Company's Metals objectives for 2026 include:

•	Receive, deploy, assemble and commission our first industry-scale facility in Silver Springs, NV;
•	Operate our first industry-scale facility in Silver Springs profitably;
•	Secure additional Master Service Agreements (MSA) with national and regional customers;
•	Select and secure additional sites, expand storage capabilities and secure permits for these additional sites;
•	Submit permits for our second industry-scale facility in southern NV;
•	Procure the equipment for our second industry-scale recycling and processing facility and commence commissioning;
•	Complete site selection for at least three additional solar panel recycling locations and commence permitting;
•	Evaluate international expansion opportunities with international strategic and capital partners; and
•	Advance development efforts, with strategic partners, to recover more and higher-purity materials from recycled streams.

The capital expenditures for each of the first and second facilities with 100,000 tons of annual capacity are expected to be approximately $14 million each, which includes expanded storage. The Company estimates total capital spending of approximately $13 million to be fully paid by the end of the first quarter of 2026. Revenues were three times greater in 2025 of $1.4 million, as compared to 2024 of $0.4 million. Total billings in 2025 were over $3.5 million. Master Service Agreements are being signed with major utility and electronic recycling aggregators across the U.S. and particularly in the southwest regions including California, Arizona and Nevada. Future revenue growth will depend on the rate of customer replacements, pricing, and operating performance as the Company scales production.

Comstock Mining

Comstock Mining has amassed the single largest known land position within the Comstock mineral district, including an extensive repository of drilling data, engineering, and gold and silver resources, including the Lucerne and Dayton resources.

The Company's Mining objectives for 2026 include:

•	Commercialize agreements that monetize our mining and related mining beneficiation assets; and
•	Publish the Dayton Consolidated Project technical work with preliminary economics and sensitivities.

The Company’s 2026 efforts will be to monetize these assets completely or partially, with partners willing to acquire and deploy capital and capacity to develop, advance and ultimately further monetize these assets to the benefit our shareholders.

Bioleum

Bioleum is actively engaged in the expansion of its pilot production facilities and the planning for its first commercial demonstration facilities and the associated supply chain participants (including feedstock, site selection, engineering, construction and offtake).

Bioleum's objectives for 2026 include:

•	Complete the remaining “Series A” equity financing for Bioleum;
•	Deploy a Hexas-based, commercial demonstration fuel farm;
•	Expand integrated pilot production capabilities to up to five barrels per week of intermediates and fuels;
•	Commercialize at least one major new project for purpose grown feedstock applications;
•	Commercialize at least one major new project for renewable fuel applications;
•	Commercialize at least one major project that integrates our technology solutions into existing production platforms; and
•	Advance our innovation and development efforts toward even higher yields, lower costs and lower capital.

Bioleum also offers integrations of its solutions into existing agriculture, forestry, pulp and paper, ethanol, and existing petroleum infrastructures to generate additional capacities, revenues, technical services, engineering and royalties. The plans also include integrating Bioleum’s high yield Bioleum refining platform with Hexas’ high yield energy crops to provide enough feedstock to produce upwards of 100 barrels of fuel per acre per year, effectively transforming agricultural lands into perpetual “drop-in sedimentary oilfields” with the potential to dramatically boost domestic energy resources.

Strategic Investments

Investment in Green Li-ion

Green Li-ion continues making meaningful progress in the development and deployment of its system that remanufactures critical PCAM, having now deployed its first commercial battery remanufacturing facility from fully recycled battery materials deployed. The Company intends to sell the remaining 35,662 Green Li-ion preferred shares as soon as Green Li-ion experiences a liquidity event, subject to market conditions.

Investments in other non-mining real estate, water rights and securities

The Company has announced plans for monetizing its mining, non-mining real estate and water rights as soon as practical, also subject to market conditions.

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

At the end of each reporting period, management reviews purchased intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or asset group are expected to generate. When appropriate, management develops discounted cash flow projections of our projected revenue and net income for intangible asset assessments for the Bioleum business segment. These GAAP-based undiscounted cash flow analysis are prepared by a third-party consultant and reviewed by management for reasonableness. If the carrying value of the assets or asset group are not recoverable, impairment is measured and recognized as the amount by which the carrying value exceeds its fair value.

Estimates of future cash flows used to test the recoverability of our intangible assets are based on management’s best estimate of the revenues generated from planned projects and related costs expected to be incurred for our Bioleum business segment. Such cost estimates include, where applicable, recurring operating costs. Actual revenues and costs incurred in future periods could differ from amounts estimated.

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

Interest Rate Risk

The interest rates on our prior long-term debt borrowings were fixed, and as a result, interest due on our borrowings have not been impacted by changes in market-based interest rates. Interest rates on our cash and or cash equivalents are subject to variable rates that could result in more or less interest income realized on these cash balances.

ITEM 8         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Comstock Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Comstock Inc. (“the Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessment of Intangible Assets

As of December 31, 2025, the Company’s intangible assets—all of which relate to the Fuels Asset Group (Bioleum segment)—had a carrying value of $24.9 million (Note 8).   Because these assets represent a significant portion of the Company’s total assets, management evaluates the group for impairment whenever events or changes in circumstances suggest the carrying amount may not be recoverable. Based on its assessment, management concluded that no such triggering events occurred during the year ended December 31, 2025.

We identified the evaluation of potential impairment indicators for the Fuels Asset Group as a critical audit matter. Auditing management’s "no-trigger" conclusion required significant auditor judgment due to the complexities of evaluating the cumulative evidence supporting the segment’s transition to pilot and commercial-scale production. This included assessing qualitative factors such as market-observable transactions, external funding, and evolving global demand for alternative fuel solutions.

The primary procedures we performed to address this critical audit matter included the following, among others:

•	Obtained an understanding of management’s process and evaluated the design and implementation of controls over the review of internal and external impairment indicators.
•

Evaluated management’s identification of the Fuels Asset Group carrying value and independently developed a schedule of the associated long-lived assets and liabilities to ensure the carrying value was complete and accurately represented the group’s operations.

•

Evaluated a third-party investment exchanged for equity shares of the Bioleum segment during the year as contemporary evidence supporting the asset group’s fair value and management's recoverability assessment.

•	Inspected facility leases, vouched equipment acquisitions, and confirmed government grant funding to validate the Company's "held-for-use" model and its progress towards commercialization.
•	Assessed the broader industry environment, including global regulatory trends and government incentives supporting long-term demand for the technology platform.
•	Compared management’s impairment conclusions against their public statements in SEC filings and investor presentations to ensure disclosures remained consistent with the audit evidence.

/s/Assure CPA, LLC

We have served as the Company’s auditor since 2020.

Spokane, Washington

PCAOB ID: 444

March 24, 2026

COMSTOCK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
ASSETS

Current Assets:
Cash and cash equivalents	$16,951,645	$954,271
Accounts receivable	1,287,722	2,419,671
Derivative assets (Note 15)	1,960,796	1,529,850
Assets held for sale - land and mineral rights and properties (Note 6)	—	7,058,933
Prepaid expenses and other current assets	457,816	595,320
Total current assets	20,657,979	12,558,045

Non-current Assets:
Investments (Note 4)	39,505,436	38,885,998
Mineral rights and properties (Note 6)	11,980,716	11,250,121
Properties, plant and equipment, net (Note 6)	29,886,209	8,605,094
Deposits - equipment	8,002,643	411,268
Reclamation bond deposit (Note 7)	3,996,174	3,259,514
Notes receivable and advances (Note 5)	10,313,754	2,430,291
Intangible assets, net (Note 8)	24,943,388	5,859,152
Goodwill (Note 3)	1,507,154	—
Finance lease - right of use asset, net (Note 10)	836,921	3,088,188
Operating lease - right of use asset, net (Note 10)	17,704,775	4,650,862
Other assets	269,488	311,348
Total noncurrent assets	148,946,658	78,751,836

TOTAL ASSETS	$169,604,637	$91,309,881

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

AS OF December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,269,912	$2,853,263
Accrued expenses and other liabilities (Note 9)	4,848,299	4,473,739
Deferred revenue (Note 20)	2,166,517	151,939
Finance lease - right of use lease liability (Note 10)	—	490,075
Operating lease - right of use lease liability (Note 10)	540,542	44,758
Deferred liabilities	199,695	—
Debt, net (Note 11)	—	97,593
Total current liabilities	10,024,965	8,111,367

Long-term Liabilities:
Reclamation liability (Note 12)	6,488,215	6,033,418
Operating lease - right of use lease liability (Note 10)	18,172,659	4,826,785
Deferred revenue (Note 9)	1,887,500	—
Marathon Simple Agreement for Future Equity ("Safe") Note (Note 15)	12,000,000	—
Debt, net (Note 11)	—	8,390,000
Flux Photon payable (Notes 9 and 21)	7,923,888	—
Other liabilities	2,206,420	4,179,226
Total long-term liabilities	48,678,682	23,429,429

TOTAL LIABILITIES	58,703,647	31,540,796

COMMITMENTS AND CONTINGENCIES (Notes 13 and 21)

Stockholders' Equity
Preferred Stock $0.000666 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock $0.000666 par value, 245,000,000 shares authorized, 51,853,490 and 23,507,577 shares issued and outstanding at December 31, 2025 and 2024, respectively	177,026	156,590
Additional paid-in capital	486,130,452	395,263,560
Accumulated deficit	(378,727,508)	(335,651,065)
Total equity - Comstock Inc.	107,579,970	59,769,085
Non-controlling interest	3,321,020	—
Total stockholders' equity	110,900,990	59,769,085
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$169,604,637	$91,309,881

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
Revenue	$1,553,796	$3,016,163

Cost of goods sold	2,626,962	451,938

Operating expenses:
Selling, general and administrative expenses	20,671,016	12,703,056
Research and development	12,319,904	19,098,183
Depreciation and amortization	3,842,226	2,242,554
Impairment of intangible assets	9,333	8,667,869
Impairment of properties, plant and equipment	433,411	324,047
Gain on sale of mineral rights (Note 6)	(200,000)	(804,489)
Total operating expenses	37,075,890	42,231,220

Loss from operations	(38,149,056)	(39,666,995)

Other Income (Expense):
Loss on investments	—	(711,920)
Interest expense	(1,927,800)	(2,971,351)
Interest income	831,375	302,091
Change in fair value of derivative instruments	1,443,967	1,284,614
Loss on conversion of debt	(3,088,167)	(9,755,686)
Loss on debt extinguishment	(2,767,887)	(817,498)
Gain on extinguishment of liability	845,000	—
Other income (expense)	(354,318)	(1,066,153)
Total other income (expense), net	(5,017,830)	(13,735,903)

Net loss	(43,166,886)	(53,402,898)

Net loss attributable to noncontrolling interest	(90,443)	(81,444)

Net loss attributable to Comstock Inc.	$(43,076,443)	$(53,321,454)

Earnings per Share - Basic and Diluted:
Net loss per share - basic and diluted	$(1.17)	$(3.21)

Weighted average common shares outstanding, basic and diluted	36,707,660	16,613,755

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED December 31, 2025 and 2024

			Additional		Treasury	Non-
	Common Stock		Paid In	Accumulated	Stock	Controlling
	Shares	Amount	Capital	Deficit	Amount	Interest	Total
BALANCE - December 31, 2023	11,786,208	$78,405	$363,889,245	$(282,329,611)	$(3,360,867)	$—	$78,277,172

Issuance of common stock for cash	3,135,579	20,883	7,192,827	—	—	—	7,213,710
Issuance of common stock for stock issuance costs	25,000	167	84,833	—	—	—	85,000
Common stock issuance costs	—	—	(225,120)	—	—	—	(225,120)
Issuance of common stock for debt issuance costs	234,940	1,565	783,246	—	—	—	784,811
Issuance of common stock for conversion of debt and accrued interest	7,365,354	49,053	23,367,719	—	—	—	23,416,772
Issuance of common stock in lieu of payment of interest	181,632	1,210	526,331	—	—	—	527,541
Payment to Northern Comstock LLC for mineral rights	292,070	1,945	480,555	—	—	—	482,500
Employee and director share-based compensation	—	120	41,679	—	—	—	41,799
Retirement of treasury shares (260,532 shares)	(260,532)	(1,735)	(3,359,132)	—	3,360,867	—	—
Issuance of common stock for marketing-related costs	99,826	665	362,028	—	—	—	362,693
Issuance of common stock for Haywood lease amendment	150,000	999	508,851	—	—	—	509,850
Issuance of common stock for AST lease amendment	497,500	3,313	1,583,712	—	—	—	1,587,025
Warrant modification associated with debt amendment	—	—	108,230	—	—	—	108,230
Share-based payment recognized as non-controlling interest	—	—	(172,600)	—	—	172,600	—
Rescission of equity agreement (Note 14)	—	—	91,156	—	—	(91,156)	—
Net loss	—	—	—	(53,321,454)	—	(81,444)	(53,402,898)
BALANCE - December 31, 2024	23,507,577	$156,590	$395,263,560	$(335,651,065)	$—	$—	$59,769,085

Issuance of common stock for cash	16,547,577	11,020	38,210,494	—	—	—	38,221,514
Common stock issuance costs	—	—	(3,237,633)	—	—	—	(3,237,633)
Issuance of common stock for debt issuance costs	110,059	733	531,182	—	—	—	531,915
Issuance of common stock for conversion of debt and accrued interest	4,567,949	3,847	11,846,250	—	—	—	11,850,097
Issuance of common stock in lieu of payment of interest	127,509	178	401,345	—	—	—	401,523
Payment to Northern Comstock LLC for mineral rights	132,573	88	482,412	—	—	—	482,500
Issuance of common stock for GHF note amendment	1,500,000	999	4,754,001	—	—	—	4,755,000
Issuance of common stock for Alvin note amendment	1,400,000	933	4,437,067	—	—	—	4,438,000
Issuance of common stock for AST lease amendment	985,000	656	2,481,544	—	—	—	2,482,200
Issuance of common stock for LINICO acquisition-related commitment	775,000	516	1,859,484	—	—	—	1,860,000
Issuance of common stock for Haywood lease amendment	200,000	133	699,867	—	—	—	700,000
Issuance of common stock for Flux Photon amendment	2,000,000	1,333	5,778,667	—	—	—	5,780,000
Warrant modification associated with debt amendment	—	—	203,800	—	—	—	203,800
Adjustment for fractional shares upon 1:10 reverse stock split	246	—	—	—	—	—	—
Non-controlling interest of shares in subsidiary for Mardis investment	—	—	19,336,362	—	—	663,638	20,000,000
Non-controlling interest of shares in subsidiary for Founders Group shares	—	—	2,643,618	—	—	2,636,382	5,280,000
Non-controlling interest of shares in subsidiary for RenFuel IP purchase	—	—	326,898	—	—	61,102	388,000
Non-controlling interest of shares in subsidiary for RenFuel IP warrant	—	—	—	—	—	21,000	21,000
Non-controlling interest of shares in subsidiary for Hexas acquisition	—	—	111,534	—	—	29,341	140,875
Net loss	—	—	—	(43,076,443)	—	(90,443)	(43,166,886)
BALANCE - December 31, 2025	51,853,490	$177,026	$486,130,452	$(378,727,508)	$—	$3,321,020	$110,900,990

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(43,166,886)	$(53,402,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,790,985	2,191,601
Amortization of finance leases	51,241	49,663
Amortization of debt discount and other debt-related items	542,470	1,297,143
Amortization of discount associated with finance leases and other	493,693	16,445
Accretion of reclamation liability	454,797	415,792
Impairment of intangible assets (Note 8)	9,333	8,667,869
Impairment of properties, plant and equipment (Note 6)	433,411	324,047
Gain on sale of mineral rights (Note 6)	(200,000)	(804,489)
Loss on investments (Note 4)	—	711,920
Research and development expense paid with common stock (Note 10)	1,487,476	1,208,180
Research and development expense recognized on RenFuel IP and GenMat transactions (Notes 4 and 5)	3,052,869	12,244,538
Loss on conversion of debt	3,088,167	9,755,686
Loss on extinguishment of debt	2,767,887	817,498
Gain on extinguishment of liability	(845,000)	—
Change in fair value of derivative instruments	(1,443,967)	(1,284,614)
Share of net loss of equity-method investments	30,562	1,764,643
Interest expense paid with common stock	401,523	527,541
(Gain) Loss on expiration of LINICO and SSOF deposits	375,000	(400,000)
Other	134,652	(69,508)

Changes in operating assets and liabilities:
Accounts receivable	1,548,831	(643,307)
Prepaid expenses and other current assets	(56,366)	253,732
Deposits - assets	(394,697)	—
Other assets	732,722	(64,606)
Accounts payable	(523,352)	1,839,259
Accrued expenses and other liabilities	(42,972)	(976,002)
Deferred revenue - Metal recycling	1,947,912	(1,082,806)
Deferred income - income grant	1,000,000	—
Flux Photon payable	(1,000,000)	—
Other liabilities	942,676	2,699,999
Net cash used in operating activities	(24,387,033)	(13,942,674)

CASH FLOW FROM INVESTING ACTIVITIES:
Deposits paid on equipment	(7,571,679)	—
Purchase of mineral rights and property, plant and equipment	(2,337,552)	(934,724)
Proceeds from sale of mineral rights (Note 6)	1,950,000	1,000,000
Cash paid for acquisition of Hexas, net	(416,471)	—
Investment in Hexas SAFE Note	(1,135,000)	—
Funding of RenFuel note receivable	(1,000,000)	(1,450,000)
Acquisition of intangible asset	(300,000)	(285,000)
Advances to SSOF	(9,400,000)	—
Investment in SSOF	(650,000)	(530,000)
Payments on contractual commitments associated with derivatives	(445,000)	(2,584,364)
Advances to GenMat	—	(1,285,637)
Funding of reclamation bond	(600,000)	(274,710)
Other	(70,122)	(134,286)
Net cash used in investing activities	(21,975,824)	(6,478,721)

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED December 31, 2025 and 2024

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	38,221,514	7,213,710
Principal payments of debt	(2,600,000)	(1,363,241)
Issuances of debt	10,000,000	12,000,000
Debt issuance costs	—	(20,000)
Issuance of equity in subsidiary - Bioleum Corporation	20,000,000	—
Common stock issuance costs	(3,237,633)	(140,120)
Principal payments on financing leases	(23,650)	(100,260)
Net cash provided by financing activities	62,360,231	17,590,089

Net increase (decrease) in cash and cash equivalents	15,997,374	(2,831,306)
Cash and cash equivalents at beginning of year	954,271	3,785,577
Cash and cash equivalents at end of year	$16,951,645	$954,271

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$471,274	$481,743
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Recognition of operating lease liability and right-of-use asset	$13,260,945	$4,567,814
Acquisition of plant and equipment from Marathon SAFE Note	12,000,000	—
Issuance of common shares for debt conversion and accrued interest	11,850,097	23,416,772
Issuance of common shares for Alvin and GHF notes payable	9,193,000	—
Issuance of common shares for Northern Comstock LLC mineral rights payments	482,500	482,500
Issuance of common stock for Haywood lease amendment	700,000	509,850
Issuance of common stock for AST lease amendment	2,482,200	378,845
Issuance of common stock for LINICO acquisition-related payable	1,860,000	—
Intangible asset acquired with common stock issued for Flux Photon amendment	5,780,000	—
Intangible asset acquired with derivative liability for Flux Photon amendment	5,087,000	—
Intangible asset acquired with issuance of equity in subsidiary	5,280,000	—
Intangible asset acquired with Flux Photon payable	4,468,617	—
Contractual commitment settled with Accounts Receivable - AST	722,361	—
Fair value of common stock held by Haywood transferred to accounts receivable	389,174	—
Contractual commitment settled with obligation - Flux Photon	5,270,898	3,243,853
Issuance of common shares with debt for issuance costs	—	784,811
Investment acquired with payable	—	1,290,614
Issuance of common stock for stock issuance costs	—	85,000
Fair value of common stock held by GenMat transferred to GenMat Advances (Note 3)	—	694,969

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

DESCRIPTION OF THE BUSINESS

Comstock commercializes innovative technologies, systems and supply chains that extract, process, and convert under-utilized waste and natural resources into clean energy and clean energy supporting products, including truly sustainable solutions that produce renewed and repurposed electrification metals and minerals from end-of-life solar panels. Bioleum Corporation (“Bioleum”), the Company's subsidiary, seeks to commercialize technologies, systems and supply chains that produce renewable fuels from waste, purpose grown energy crops and other forms of woody biomass.

REVERSE STOCK SPLIT

On February 24, 2025, the Company effected a one-for-ten (1:10) reverse stock split of its issued and outstanding shares of common stock. In connection with the reverse split, all shares of common stock, stock options, per-share and warrant amounts for all periods presented have been adjusted retrospectively to reflect this reverse stock split. This recast ensures comparability across all periods presented and does not impact previously reported net income (loss), total assets, or total liabilities but does impact earnings per diluted share. The reverse stock split did not impact the total stockholders’ equity, the number of authorized shares of common stock, or the par value per share.

CONSOLIDATED FINANCIAL STATEMENTS

The Consolidated Financial Statements herein are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Comstock Inc. and its subsidiaries which include the following.

Comstock Mining
•	Comstock Exploration and Development LLC (“CED”);
•	Comstock Royalty Holding LLC (“CRH”);
•	Comstock Northern Exploration LLC (“CNE”) (CNE was sold December 18, 2024);
•	Comstock Mining LLC (“Comstock Mining”);
•	Northern Comstock LLC, since August 4, 2025;
•	Comstock Processing LLC (“CP”);
•	MCU Philippines, Inc. (“MCU-P”); and
•	GenMat Licensing LLC (“AICo”) since November 6, 2024.

Comstock Real Estate
•	Comstock Real Estate, Inc. (“CRE”);
•	Comstock Industrial LLC (“CI”); and
•	Downtown Silver Springs LLC (“DTSS”).

Comstock Metals
•	Comstock Metals LLC (“Comstock Metals”);
•	Comstock Solar Recycling LLC (“Comstock Metal Solar Recycling”), established December 5, 2025;
•	Comstock Solar Recycling (CA) LLC (“Comstock Metal Solar Recycling CA”), established December 10, 2025;
•	Comstock Solar Recycling (OH) LLC (“Comstock Metal Solar Recycling OH”), established December 9, 2025; and
•	LINICO Corporation Inc. (“LINICO”).

Bioleum, Comstock Inc. owned 100% at December 31, 2024 and 77% at December 31, 2025
•	Comstock Fuels Corporation (“Comstock Fuels”);
•	MANA Corporation (“MANA”);
•	Bioleum Corporation (“Bioleum”), established May 14, 2025;
•	Bioleum PDC Madison LLC (“Bioleum Madison”), established February 27, 2025;
•	Bioleum PDC Wausau LLC (“Bioleum Wausau”), established July 14, 2025;
•	Bioleum IP Holdings LLC (“Bioleum IP Holdings”), established July 14, 2025;
•	HX Biomass Corporation (“Hexas”), established December 15, 2025;
•	Comstock Innovations Corporation (“Comstock Innovations”);
•	Comstock Engineering Corporation (“Comstock Engineering”), dissolved on September 16, 2025;
•	Comstock IP Holdings LLC (“Comstock IP Holdings”); and
•	Comstock Fuels Oklahoma LLC, since November 4, 2024.

All significant intercompany balances and transactions have been eliminated on a consolidated basis for reporting purposes.

SEGMENT INFORMATION

We evaluate each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, we evaluate those components to determine if they must be aggregated into one or more operating segments. If applicable, when determining if it is appropriate to aggregate different operating segments, we determine if the segments are economically similar and, if so, the operating segments are aggregated. We have the following five reporting segments: Metals, Mining, Strategic Investments, Corporate and Fuels. For the Strategic Investments and Corporate Segments, our chief operating decision maker (“CODM”) is our chief executive officer. For our Fuels Segment, our CODM is the chief executive officer of Bioleum. For the Metals segment, our CODM is the President of Comstock Metals (“Metals President”). For the Mining segment, our CODM is our chief financial officer. The Company plans, executes and monitors each reporting segment and has dedicated personnel responsible for each reportable segment. Our Fuels Segment represents the conversion of our lignocellulosic biomass into biointermediates for refining into renewable fuels. Our Metals Segment represents our recycling of electrification products. Our Mining Segment includes our gold and silver mining assets and related real estate. Our Strategic Investments Segment includes our investments in Green Li-ion and SSOF and our Corporate Segment includes all other assets and general corporate costs. Mining revenue is from leasing mineral claims and other real estate.

Metals Segment

Our Metals Segment is administered by our wholly owned subsidiary, Comstock Metals LLC and facilitates solar panel recycling and materials recovery solutions that drive sustainability across the electrification products market. In 2025 and 2024, Comstock Metals has been operating a demonstration-scale solar panel recycling facility, which generates revenue through service fees for decommissioning, environmental remediation (“tipping”) fees for receiving and processing end-of-life solar panels, and offtake sales of high-value recycled materials, including aluminum, glass pearls, and concentrated tailings containing silver, silicon, copper, and other critical and electrification metals. This facility has demonstrated our capability to deliver environmentally responsible recycling solutions that support the domestic mineral and electrification metals supply chains while reducing landfill waste.

Fuels Segment - Bioleum Corporation

Our Fuels Segment is administered by Bioleum, our majority-owned subsidiary, who develops and commercializes technologies that extract and convert wasted and unused lignocellulosic biomass into intermediates for refining into advanced renewable fuels. Comstock Fuels plans to enable and elevate domestic energy production capacity by directly building, owning, and operating a network of U.S. Bioleum Refineries, starting by demonstrating its refining solutions at demonstration scale, with its first planned commercial demonstration facility in Oklahoma. Comstock Fuels also licenses selected technologies to strategic international and domestic partners, including long term feedstock and offtake agreements.

Mining Segment

Our Mining Segment is administered by our wholly owned subsidiaries, Comstock Mining LLC, Comstock Processing LLC and various other local subsidiaries that collectively own, control or retain royalty interests on patented mining claims, unpatented mining claims and surface parcels in Nevada (the “Comstock Mineral Estate”).

Strategic Investments Segment

We own investments that were intended to support our plans to produce and maximize throughput in our Metals and Fuels Segments, but that are not an independent component of our other segments or otherwise yet have any distinct operating activities. Our Strategic Investments Segment includes our minority equity investments in Green Li-ion Pte Limited (“Green Li-ion”) (lithium ion battery material processor for precursor cathode active materials (“PCAM”) production), and Sierra Springs Opportunity Fund (“SSOF”) (direct investments in industrial northern Nevada real estate and supporting utilities where Metals currently operates).

Corporate Segment

Our Corporate Segment includes our corporate functions and services, including research and development activities that are ongoing outside of the business activities related to our Metals, Mining, Strategic Investments and Fuels Segments.

Each segment has a distinct cost structure with dedicated management personnel with reporting responsibility to the CODM. The CODM makes decisions about allocating resources based on the discrete financial information for each segment. Discrete financial information is available for each operating segment (See Note 20).

BUSINESS COMBINATIONS

The Company applies the acquisition method of accounting for business combinations to acquisitions where the Company gains a controlling interest, regardless of whether consideration was exchanged. With respect to business combinations, the Company (a) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their acquisition-date fair value; (b) recognizes goodwill acquired or a gain from a bargain purchase; and (c) discloses the nature and financial effects of the business combination. Goodwill is measured as the excess of the acquisition-date fair value of consideration transferred and the net acquisition-date amounts of the identifiable assets acquired, liabilities assumed, any non-controlling interest, and the fair value of any previously held equity interest. Transaction costs related to the business combinations are expensed as incurred. While the Company uses our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates inherently are uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree or to the consideration transferred for the acquiree. Deferred tax liabilities are typically created in business combinations for the difference between the historical carryover basis of assets for tax purposes and the stepped-up fair value basis for book purposes are recognized as an increase to goodwill.

ASSET ACQUISITIONS

The Company performs a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets; if this threshold is met, the transaction is accounted for as an asset acquisition rather than a business combination. Assets acquired in an asset acquisition are recognized based on their cost to the Company which could include cash and non-cash consideration, previously held equity interest, noncontrolling interests, convertible notes receivable and direct acquisition-related costs. The cost is allocated to the individual assets acquired or liabilities assumed based on their relative fair values and goodwill is not recognized. If it is determined that the cost of the acquisition exceeds the fair value of the assets acquired, the difference is allocated pro rata on the basis of relative fair values to increase certain of the non-financial assets acquired. In an asset acquisition, deferred tax liabilities or assets are recognized for the difference between the tax basis and the cost assigned to the assets; the cost of the acquired assets is increased or decreased by the amount of these deferred taxes through a simultaneous equation calculation.

VARIABLE INTEREST ENTITIES

A variable interest entity (“VIE”) refers to a legal business structure in which an investor may have an influential or controlling interest despite not having a majority of voting rights, including when the entity invested in is thinly capitalized and its equity is not sufficient to fund its activities without additional subordinated financial support. An investor in a VIE has a controlling interest if the investor is determined to be the primary beneficiary of the VIE, defined as having the (i) power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, or (ii) obligation to absorb losses of the VIE that could potentially be significant to the VIE, or (iii) right to receive benefits from the VIE that could be significant to the VIE. This assessment of power and economics is qualitative in nature and involves significant management judgment. The Company reassesses its status as a primary beneficiary on an ongoing basis or upon the occurrence of certain events. The Company has also determined that the Company does not have a controlling interest in any of its investments, as the Company does not meet the definition of primary beneficiary cited above. Accordingly, the accounts of these companies are not consolidated in our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Financial Statements are prepared on the going concern basis of accounting that assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has had recurring net losses from operations and had an accumulated deficit of approximately $378.7 million at December 31, 2025. For the year ended December 31, 2025, the Company recognized a net loss of $43.2 million while cash and cash equivalents increased by $16.0 million from $1.0 million at December 31, 2024 to $17.0 million at December 31, 2025. At  December 31, 2025, the Company has no outstanding debt. The Company intends to fund our operations over the next twelve months from issuance of equity under our existing shelf registration statement and private placements, issuance of subsidiary-level equity, planned licensing and related engineering services, sales and deferred revenue from our solar panel recycling business, planned sales of non-strategic assets and other investments, and existing cash and cash equivalents. Based on these expected funding sources, management believes we will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the consolidated financial statements included herein. While we have been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, non-registered equity placements, non-registered equity issued directly from certain subsidiaries, borrowings, and various other means, there is no assurance we will be able to obtain additional equity capital or other financing, if needed. We intend to fund our operations beyond the next twelve months from planned sales of non-strategic assets, sales from our solar panel recycling operations, sales from licensing our lignocellulosic technology and related engineering services, issuance of subsidiary-level equity, and borrowings and other various equity financing alternatives from our existing shelf and other registration statements. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner, or at all.

USE OF ESTIMATES

In preparation of our consolidated financial statements and related disclosures in accordance with GAAP, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and related income, costs, expenses, receipts and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may pertain to:

•	impairment of equity investments;
•	discount rates on non-interest bearing notes receivable, debt and lease liabilities;
•	derivative assets and liabilities;
•	the useful lives and valuation of properties, plant and equipment and mineral properties;
•	carrying values of assets held for sale;
•	realization of net deferred tax assets;
•	useful lives of intangible assets;
•	impairment of intangibles, goodwill, notes receivable and advances;
•	reclamation liabilities;
•	contingent liabilities;
•	revenue contract progress toward completion;
•	stock-based compensation;
•	fair value of non-cash equity transactions;
•	estimates for incentive compensation; and
•	restricted stock.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include bank deposits and highly liquid investments purchased with maturities of three months or less. Cash deposits with banks may exceed Federal Deposit Insurance Corporation insured limits.

RECEIVABLES

Accounts receivables are uncollateralized, non-interest-bearing customer obligations due under normal trade terms typically requiring payment within 30 days from the invoice date. Accounts receivables are stated at the amount billed to the customer. Accounts receivable in excess of 90 days old are evaluated for delinquency. We consider historical bad debts and current economic trends in evaluating the allowance for doubtful accounts. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance or, if unspecified, are applied to the oldest unpaid invoices. Management reviews valuation allowances on a quarterly basis.

NOTES RECEIVABLE

At issuance, notes receivable are recognized at an amount that reasonably approximates their fair value, which is based on the present value of future cash flows discounted at the prevailing interest rate. Any difference between the face amount and fair value is recognized as a discount or premium and accounted for as an element of interest over the life of the note. When interest accrued under the interest method exceeds interest at the stated rate, the amount of periodic amortization recognized is limited to the amount at which the borrower could settle the obligation. Notes receivable is subsequently measured on an amortized cost basis.

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

Investments in equity securities are generally measured at fair value. Gains and losses for equity securities resulting from changes in fair value are recognized in current earnings. In certain cases, we elect to record the investment under the fair value option. For equity securities without a readily determinable fair value, for which the Company has not elected the fair value option, the Company may elect to use the alternative measurement principle. Under this approach, the investment is initially recognized at cost and subsequently adjusted for impairments and observable price changes in orderly transactions for the same or similar securities of the investee. The Company evaluates these investments at each reporting period for impairment indicators. If qualitative factors indicate that the investment is impaired and the fair value of the security is less than its carrying amount, the Company recognizes an impairment loss in earnings equal to the difference between the carrying amount and fair value. Additionally, if the Company identifies observable price changes in orderly transactions for the same or similar securities of the investee, the carrying amount of the investment is adjusted accordingly, with the resulting gain or loss recognized in current earnings. The Company applies a consistent methodology in evaluating observable transactions and impairment indicators to ensure appropriate recognition and measurement (see Note 4).

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

We review purchased definite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or asset group are expected to generate. If the carrying value of the assets or asset group are not recoverable, impairment is measured and recognized as the amount by which the carrying value exceeds its fair value. We review indefinite-lived intangibles for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The Company does not currently have any indefinite lived intangible assets.

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

Building	7 to 20 years
Vehicles and equipment	3 to 7 years
Processing and laboratory	5 to 15 years
Furniture and fixtures	2 to 3 years

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

GOVERNMENT GRANT REVENUE

The Company generates grant income from government grants and determined that the grants are not within the scope of Accounting Standards Codification (“ASC”) 606 as the government entities do not meet the definition of a contract with a customer. The Company has concluded that the grants meet the definition of an asset grant under International Accounting Standards (“IAS”) 20 and elected to use the deferred income approach to recognize the deferred income over the life of the asset. The Company recognizes funding received from grants as other income, rather than as a reduction of depreciation expense. The Company recognizes other income only after the conditions of grants have been incurred and it is reasonably assured that the conditions will be met. The Company recognizes the related deferred revenue in long-term deferred revenue on the consolidated balance sheet which is recognized as grant income over the life of the asset.

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

REVENUE RECOGNITION

Metals Segment

Revenue from our Metals segment consists of decommissioning revenue, recycling revenue and off-take revenue. Decommissioning revenue is specific to removal, transportation and packaging of removed solar panels and related scrap metal. Third-party contractors may be used for contract labor and/or transportation of materials to our Metals’ facilities, but the Company controls the process and is responsible for the services provided as principal to the transaction. The Company records decommissioning gross revenue and related expenses in revenue and cost of goods sold, respectively, in the consolidated statement of operations. Recycling revenue consists of tipping fees to store and recycle solar panels for processing. Off-take revenue consists of the sale of by-products, such as aluminum and silver, after the recycling process. For contracts with multiple performance obligations, we allocate the transaction price to each performance obligation using an explicitly stated stand-alone selling price of each distinct service in the contract. Amounts billed to clients in excess of revenue recognized on service contracts to date are recognized as contract liabilities. Customer payments are typically due within 30 to 45 days of billing, depending on the contract.

In 2025 and 2024, the Company’s initial revenues were recognized and were generated from the operation of the photovoltaic recycling plant. The Company recognizes revenue at a point in time which is when it transfers services for recycling photovoltaic panels which includes coordination of logistics and destruction of the panels. Revenue is measured based on the consideration to which the Company expects to be entitled under a contract with a customer. The Company recognizes revenue when it transfers control of a product or service to a customer as outlined in the contractual terms. The Company has elected the practical expedient to not recognize a financing component when payment is expected within one year of satisfaction of the performance obligation. Payment terms are typically 45 days or less.

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

Mining Segment

The Company has no contracts with customers since it is not actively mining. Consideration received by the Company pursuant to joint ventures or mineral lease agreements is applied against the carrying value of the related mineral interest. When and if payments received exceed the carrying value, the excess amount is recognized as revenue ratably over the term of the related agreement.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 2025 financial statement presentation. Reclassifications had no effect on net loss, cash flows, or stockholders’ equity, as previously reported.

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

LEASES

The Company determines if a contract is or contains a lease at its inception and evaluates if a contract gives the right to obtain substantially all of the economic benefits from use of an identified asset and the right to direct the use of the asset, in order to determine if a contract contained a lease. The Company recognized a right-of-use asset and a corresponding lease liability on its consolidated balance sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent obligations by the Company to make lease payments which arise from a lease. Lease right-of-use assets and lease liabilities are recognized at the inception date based on the present value of lease payments over the lease term. As the Company’s lease contracts do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the inception date in order to determine the present value of lease payments. For operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. The Company has elected to account for lease and non-lease components, such as common area maintenance (CAM) charges, separately; accordingly, only the fixed lease component is included in the measurement of the lease liability, while variable non-lease components are expensed as incurred. For finance leases, the initial right-of-use asset is depreciated on a straight-line basis over the lease term, along with recognition of interest expense associated with accretion of the lease liability, which is ultimately reduced by the related fixed payments. For operating leases in which the Company is the lessor, the Company recognizes lease payments as rental income and the property is classified on the consolidated balance sheet as assets held for use in property, plant and equipment during the term of the lease. For leases with a term of 12 months or less, lease payments are recognized on a straight-line basis over the lease term and are not recognized on the consolidated balance sheets.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 (Topic 740) Improvements to Income Tax Disclosures. The new guidance is intended to enhance annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s operations. The amendments in this standard require disclosure of additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. They also require greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the amendments in this update require information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The amendments in this update are effective on January 1, 2025 for annual periods beginning after December 15, 2024, and early adoption is permitted. We adopted this guidance which resulted in additional required disclosures included in our consolidated financial statements for the year ended December 31, 2025 and income tax disclosure for the comparative year ended December 31, 2024 were modified retrospectively to include the new requirements.

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

NOTE 2         CHANGE IN OWNERSHIP INTEREST - BIOLEUM CORPORATION

Prior to May 2025, the Company owned 100% of the wholly-owned companies that comprised our Fuels segment. In May 2025, Bioleum, a newly formed consolidated subsidiary, issued 2.0 million Series 2 Convertible Preferred Shares to eleven foundational Bioleum leaders (“Founders Group”) in exchange for the assignment of developed technologies pursuant to an assignment agreement (the “Bioleum Assignment Agreement”) (see Notes 8 and 14). The Founders Group consists of 11 Bioleum founders, all of which were former employees of the Company and three of which were former officers of the Company, all three of which ceased being officers upon the execution of the Bioleum Assignment Agreement. On May 22, 2025, the Company completed the recapitalization of its renewable fuels segment into Bioleum. On May 21, 2025, in connection with the formation of Bioleum, the Company entered into various agreements including the Amended and Restated Certificate of Incorporation, Investors’ Rights Agreement, Voting Agreement, Management Services Agreement, Right of First Refusal and Co-Sale Agreement with Bioleum (collectively, the “Bioleum Transaction Documents”). On May 27, 2025, Bioleum received a third-party direct investment of $20 million in exchange for Convertible Preferred Stock - Series A (“CP Series A”) issued directly by Bioleum. The Company assessed our Bioleum interests under the VIE model in accordance with ASC 810, Consolidation. The Company considers qualitative and quantitative factors regarding our Bioleum restricted convertible preferred stock equity interest, board representation and oversight and determined that Bioleum is a VIE and based on these factors, the Company was determined to be the primary beneficiary of Bioleum. Accordingly, the accounts of Bioleum are included in our consolidated financial statements (see Note 22).

NOTE 3         ACQUISITION OF HEXAS BIOMASS INC.

On January 14, 2025, the Company executed an agreement with Hexas Biomass Inc. (“Hexas”), wherein Hexas agreed to grant the Company an exclusive worldwide license to Hexas’ intellectual properties in liquid fuels applications, subject to certain pre-existing agreements and relationships, and to provide certain development services in connection with Bioleum's site development and innovation activities. The Company also agreed to invest in Hexas through a series of Simple Agreement For Future Equity (“Hexas SAFE”), paid in a series of tranches in 2025. From January 14, 2025 to December 4, 2025, the Company has invested $1,135,000 in the Hexas SAFE. The Company has elected to account for this investment at cost and classified the Hexas SAFE in Investments on our consolidated balance sheet.

Acquisition of Hexas

On December 4, 2025, the Company's subsidiary, Bioleum, and the Hexas shareholders entered into a Stock Purchase Agreement to acquire 100% of the issued and outstanding equity and voting shares of Hexas in exchange for the following:

•	Issued 146,637 shares of Bioleum common stock to the Hexas shareholders with a fair value of $140,875 (see Note 15);
•	Paid Hexas shareholders $100,000 with four additional annual $100,000 to be paid through 2029 (see Note 15);
•

Issued to a single Hexas shareholder a convertible debenture redeemable with a fair value of $78,000 redeemable with cash payments from 5% of Hexas' aggregate revenues or convertible into Bioleum common stock (see Note 15); and

•	Exchanged the Hexas SAFE investment with a carrying value of $1,135,000, which approximated its fair value on the date of the acquisition.

Hexas is a biomaterials company focused on the production of regenerative, plant-based raw materials that replace wood, food crops for fuel, and fossil fuel-based raw materials in multiple applications. Hexas plants a dedicated supply of XanoGrass™ on non-crop producing land to provide a reliable, low-cost supply of XanoFiber™, a replacement for wood, food crop and fossil fuel-based feedstocks, which integrates directly into customer manufacturing systems. The Hexas technologies will also be leveraged by Bioleum to supply each of its refineries with a dedicated, perpetual feedstock supply.

The Hexas purchase price consideration and provisional allocation to net assets acquired is presented below:

Total Consideration	December 4, 2025
Cash consideration	$418,466
Bioleum common shares issued	140,875
Convertible debenture	78,000
Hexas SAFE Note exchanged	1,135,000
Total Consideration	$1,772,341

Net assets acquired
Cash and cash equivalents	1,995
Properties, plant and equipment, net	26,324
Operating lease - right of use asset	284,134
Intangible assets - (developed technologies - 10 year life)	810,000
Accounts payable	(273,947)
Accrued expenses and other liabilities	(299,185)
Operating lease - right of use lease liability	(284,134)
Net assets acquired	$265,187

Goodwill	$1,507,154

Total net assets acquired	$1,772,341

The above purchase price allocation including the measurement of purchase consideration, intangible assets and goodwill is preliminary and subject to revision for a one-year measurement period following the date of the acquisition. A change in the estimated fair value of the net assets acquired will change the amount of purchase price allocable to goodwill. During the year ended  December 31, 2025, as part of this acquisition, the Company incurred $133,618 in transaction costs which were recognized in selling, general and administrative expenses on our consolidated statement of operations.

Goodwill includes Hexas’ assembled workforce and the expected synergies the Company believes will result from the acquisition. The fair value of developed technology intangible asset was determined using the cost approach. This approach estimates the cost of replacing or re-creating the Hexas entity, by identifying the invested capital in Hexas since its inception and adjusting for physical deterioration and functional obsolescence. The key estimates include an obsolescence rate which ranged from 95% for the years-ended December 31, 2020, 2021 and 2022, to 90% and 85% percent for the years ended December 31, 2023, and 2024, respectively, before finally decreasing to 20% for the period ended December 4, 2025. The rate of return for the invested capital was estimated at 55%, which is consistent with industry practice for early-stage companies comparable to Hexas. From the acquisition date of December 4, 2025 through December 31, 2025, Hexas recognized no revenue and incurred a loss of $26,696.

The pro forma financial information below represents the combined results of operations for the year ended December 31, 2024, and for the period January 1, 2025 through December 4, 2025, as if the acquisition had occurred on January 1, 2024. The unaudited pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

	Unaudited	Unaudited
	For the period January 1, 2025 through December 4, 2025	For the year ended December 31, 2024
Revenue	$—	$666,105
Net loss	$(1,215,208)	$(326,034)

NOTE 4         INVESTMENTS

Summary of Investments

At December 31, 2025 and 2024, our investments include:

	December 31, 2025		December 31, 2024
Equity Method Investments	Investment	Ownership %	Investment	Ownership %
Investment in research and development company	$1,079,371	40.00%	$1,109,933	40.00%
Sierra Springs Opportunity Fund, Inc.	20,225,000	16.99%	—
Total equity method investments	21,304,371		1,109,933

Measurement Alternative Investments
Green Li-ion Pte. Ltd.	18,201,065	13.34%	18,201,065	13.34%
Sierra Springs Opportunity Fund, Inc.	—		19,575,000	17.27%
Total measurement alternative investments	18,201,065		37,776,065

Total Investments	$39,505,436		$38,885,998

As of December 31, 2025 and 2024, the loss on investments is as follows:

	December 31, 2025	December 31, 2024
Unrealized loss on 35,662 Green Li-ion preferred shares	$—	$(711,920)
Total loss on investments	$—	$(711,920)

Summary financial information for affiliated companies accounted for by the equity method for the periods presented, compiled from the equity investee's financial statements and reported on a one quarter lag is as follows:

	December 31, 2025	December 31, 2024
Current assets	$2,854,509	$739,053
Non-current assets	$27,257,867	$35,000
Current liabilities	$6,865,411	$985,660
Non-current liabilities	$781,561	$—

	Twelve-Months Ended
	December 31, 2025	December 31, 2024
Revenues	$717,525	$932,501
Gross Profit	$366,825	$126,082

Net loss	$(679,402)	$(4,655,541)
Net loss attributable to Comstock Inc.	$(30,562)	$(1,764,643)

Upon acquisition, management determined that the excess of our investment values over the net assets of the individual equity method investees was comprised of goodwill, land and developed technologies.

Investment in Research and Development Company

On March 1, 2024, the Company entered into Securities Purchase Agreement (the “Developer Securities Purchase Agreement”) with an unaffiliated research and development company (“Developer”) under which the Company agreed to purchase 4,000,000 shares of common stock of the Developer, corresponding to 40% of Developer's fully diluted issued and outstanding capital stock, for $1,500,000. In 2024, the Company recognized our initial investment in Developer of $1,290,614. Concurrently and in connection with the entity into the Developer Securities Purchase Agreement, the Company and Developer entered into Development Services Agreement (“DSA”) for purposes of conducting certain research and development work (see Note 13). The purchase price payable by the Company pursuant to the Developer Securities Purchase Agreement will be paid on the following schedule:

Phase 1

•	$100,000 on March 1, 2024;
•	$20,000 per month from March 1, 2024 to completion of the first project under the DSA; and
•	$205,000 on completion of the first project under the DSA.

After completion of Phase 1

•	$30,000 per month until fully paid; and
•	$205,000 on completion of the first six projects under the DSA.

Since the payments are not interest bearing, the Company calculated the implied interest of $214,039 on the future cash payments using an interest rate of 9.76% which was recognized as a discount on initial investment of $1.5 million and will be recognized over the payment term. The Company recognized a corresponding payable for future cash payments to account for the 40% ownership interest in the Developer. At December 31, 2025, the future remaining payments, net implied interest, totaled $1,254,170 (see Note 9). For the years ended December 31, 2025 and 2024, the Company recognized $30,562 and $180,681, respectively, in equity loss from affiliates for our investment in the Developer. For the years ended December 31, 2025 and 2024, Comstock paid $0 and $260,000, respectively, to the Developer in accordance with the funding commitments under the Developer Securities Purchase Agreement as a reduction to the payable of $1,254,170 (see Note 9).

Investment in Sierra Springs Opportunity Fund, Inc. (“SSOF”)

From 2019 through December 31, 2024, the Company had invested $7,850,000 for 10,875,000 shares in SSOF with an equity ownership of 17.27%. During 2025, the Company acquired an additional 361,111 shares of SSOF at $1.80 per share for $650,000. Separately, third-party investors also acquired SSOF shares at $1.80 per share. At December 31, 2025, the Company owned 11,236,111 shares of SSOF representing 16.99% of total outstanding SSOF shares. During 2024, SSOF issued additional equity of $750,000 at $1.80 per share to third-party investors and the Company invested an additional $530,000 in SSOF at $1.80 per share increasing our equity ownership to 17.27%. The Company accounted for its investment in SSOF using the measurement alternative as the investment did not have a readily determinable fair value. The Company monitored for observable price changes in orderly transactions for identical or similar investments; for the years ended December 31, 2024, and through October 1, 2025, no such transactions were identified that required an adjustment to the carrying value of $1.80 per share.

In October 2025, in connection with the advances provided to SSOF (see Note 5), the Company evaluated its SSOF relationship and concluded that it attained the ability to exercise significant influence over SSOF’s operating and financial policies. Accordingly, effective October 1, 2025, the Company transitioned its accounting for the investment in SSOF from the measurement alternative to the equity method. The Company recognizes its share of SSOF’s earnings or losses on a three-month lag. On October 1, 2025, the Company’s investment in SSOF exceeded its share of the underlying net assets by approximately $24.4 million; this basis difference is principally attributed to undeveloped land.

The Company's CEO is an executive of SSOF. Management concluded that SSOF is a VIE of the Company because the Company has both operational and equity risk related to SSOF, and SSOF currently has insufficient equity at risk. Management also concluded that no one individual or entity has unilateral control over significant decisions and the Company currently has insufficient equity at risk to be considered the primary beneficiary and accordingly, SSOF is not consolidated.

At December 31, 2025, the Company’s maximum exposure to loss as a result of its involvement with SSOF is limited to its investment of $20,225,000 and outstanding advances of $9,400,000 (see Note 5).

Investment in Green Li-ion Pte. LTD (“Green Li-ion”)

For the years ended December 31, 2025 and 2024, the Company owned 35,662 Green Li-ion preferred shares for 13.34% ownership in Green Li-ion. The Company monitors additional equity issuances and other potential orderly transactions of Green Li-ion to assess whether the equity securities issued are similar investments requiring adjustments of our investments carrying value to fair value. For the year ended December 31, 2024, the Company recognized an unrealized loss of $711,920 related to our investment in Green Li-ion, which is measured using the alternative measurement method. This loss was recognized as a result of an orderly transaction observed during 2024, which provided evidence of a change in the fair value of the investment. As of December 31, 2024, the cumulative amount of upward adjustments was $14,577,627 and the cumulative amount of downward adjustments is $711,920. For the year ended  December 31, 2025, no adjustments were made to the carrying value of our investment in Green Li-ion as no orderly transactions for investments similar to the Company's investment were observed during those periods. The Company intends to sell its remaining shares in conjunction with a liquidity event at Green Li-ion.

Settlement of GenMat Investment (2024)

In 2021, the Company entered into an agreement to invest up to $50 million for a 50% interest in Quantum Generative Materials LLC (“GenMat”). The initial $15 million commitment consisted of $5 million in cash and $10 million in guaranteed stock value. The $10 million commitment was fulfilled in May 2024 through a combination of $9.7 million in direct cash and $0.3 million in proceeds from GenMat’s sale of the Company’s common stock.

On November 6, 2024, the Company entered into an agreement with GenMat and Deep Interstellar Research LLC to exchange its entire equity interest in GenMat for 100% ownership of GenMat Development LLC (“AICo”). In connection with this exchange:

•	AICo was granted a non-exclusive end-user license agreement (EULA) for GenMat’s existing and future developed technologies and materials science AI models.
•	The Company received a credit against EULA fees equal to its cumulative historical investment in GenMat.
•	All prior transaction documents and investment commitments were terminated

The Company determined that the licensed developed technologies and software obtained through AICo are intended for internal research and development with no alternative future use. Consequently, the Company recognized $12.2 million as research and development expense in the 2024 Consolidated Statement of Operations, representing the derecognition of the $10.0 million investment carrying value and $2.2 million in advances.  For the years ended December 31, 2025, and 2024, the Company recognized equity losses from affiliates related to GenMat of $0 and $1,599,011, respectively. As of December 31, 2024, the Company held no remaining equity interest in GenMat.

Disposition of Pelen LLC Equity Investment (2024)

On April 24, 2020, the Company completed the acquisition of 25% of Pelen LLC's (“Pelen”) membership interests for $602,500. On December 18, 2024, the Company's investment in Pelen was sold as part of the Membership Interest Purchase Agreement with Mackay Precious Metals Inc. (“Mackay”). As a result, during the year ended December 31, 2024, the carrying value of the Pelen investment of $624,214 was recognized as part of the gain on sale of mineral rights (see Note 6). For the years ended December 31, 2025 and 2024, the Company recognized $0 and $15,049, respectively, in equity income from affiliates for the investment in Pelen.

NOTE 5         NOTES RECEIVABLE AND ADVANCES

Notes receivable and advances at December 31, 2025 and 2024 include:

	December 31, 2025	December 31, 2024
RenFuel K2B AB note receivable	$-	$1,450,000
Sierra Springs advances receivable	9,400,000	—
Daney Ranch note receivable	913,754	980,291
Total notes receivable and advances	$10,313,754	$2,430,291

RenFuel K2B AB (“RenFuel”)

On January 2, 2024, the Company funded $250,000 to RenFuel for a term loan, bearing interest at 7% per annum and matured on February 15, 2024. On April 19, 2024 and amended on  June 27, 2024, the Company and RenFuel entered into a securities purchase agreement in which the Company agreed to fund RenFuel in twelve tranches of $250,000 up to the aggregate principal amount of $3,000,000 for a 7% Senior Secured Convertible Note (“Senior Secured Convertible Note”). On June 27, 2024, the parties signed the Amended Agreement to the RenFuel securities purchase agreement to include certain legal fees of up to $450,000, increasing the aggregate principal amount of the Senior Secured Convertible Note to $3,450,000. The full principal and 7% interest rate per annum was due on April 30, 2034. The Senior Secured Convertible Note is secured by (i) a first priority lien on all material assets of RenFuel and RenFuel K2B Ipco AB (“SPV”), senior to all other currently outstanding and hereinafter existing RenFuel indebtedness pursuant to the securities purchase agreement, (ii) a first priority security interest and lien granted by RenFuel on 100% of the issued and outstanding equity of the SPV pursuant to the securities purchase agreement, and (iii) a first priority security interest and lien on 100% of the SPV's now and hereafter existing assets pursuant to the Guaranty and securities purchase agreement. RenFuel fully satisfied the term loan by issuance of the Senior Secured Convertible Note.

During 2025 and 2024, the Company funded $1,000,000 and $1,450,000, respectively, which included $450,000 of legal fees paid in 2024, to RenFuel in accordance with the Senior Secured Convertible Note. For the years ended December 31, 2025 and 2024, the Company recognized interest income of $135,864 and $58,004, respectively. As of December 31, 2025 and 2024, interest receivable on the note is $0 and $58,004, respectively, and is included in prepaid expenses and other current assets on our consolidated balance sheet.

Asset Acquisition - RenFuel IP

On December 2, 2025, the Company's subsidiary, Bioleum, and RenFuel IP (together, “the parties”) entered into an Asset Transfer Agreement, pursuant to which Bioleum purchased certain developed technologies assets from RenFuel IP , namely patents relating to RenFuel IP's patented catalytic esterification process (the “Acquired IP”) which will be used to refine Bioleum’s proprietary bio-intermediates. In exchange for the Acquired IP, Bioleum provided the sellers (“RenFuel Sellers”) with the following.

•	Issued 520,833 shares of Bioleum common stock with a fair value of $388,000 (see Note 15);
•	Issued warrants to purchase an additional 104,167 shares of Bioleum common stock with a fair value of $21,000 (see Note 15);
•	Paid $500,000 cash;
•	Agreed to pay the RenFuel Sellers an earnout provision up to a maximum of $11,866,000, via a 3% royalty on sales proceeds related to products that utilize the Acquired IP; and
•	Exchanged the Senior Secured Convertible Note and accrued interest receivable of $2,643,869, which approximated its fair value on the date of the acquisition.

The transaction also terminates the existing commitment by Bioleum to fund approximately $1 million per year to RenFuel IP, pursuant to the Securities Purchase Agreement and 7% Senior Secured Convertible Notes, dated April 19, 2024, originally entered into by the Company and RenFuel IP. The earnout provision of $11,866,000 is a contingent obligation which will be recognized when sale proceeds occur related to products that utilized the Acquired IP. The earnout provision is not recognized as part of the initial cost of the assets, rather, the earnout provision will be recognized as an expense and a liability when the contingency is resolved and the consideration becomes payable. As part of this acquisition, the Company incurred $119,724 in legal fees which were recognized as expense during the year ended  December 31, 2025.

The Acquired IP includes patents related to lignin composition for fuel production and other biomaterials. The Parties agreed to an arrangement in which the RenFuel Sellers would obtain a worldwide, exclusive license to the Acquired IP in biomaterials applications, subject to a 3% royalty on future sales. Bioleum also retains the right, via a reciprocal non-exclusive sub-license, to use the Acquired IP in biomaterials applications in North America, South America and Central America, subject to a 3% royalty on future sales.

The Company concluded that the acquisition of the Acquired IP was not a business combination as the Acquired IP did not meet the definition of a business. Given the early-stage nature of the Acquired IP, and level of further development necessary to produce a commercially viable product, the Company determined the Acquired IP had no alternative future use and recognized the cost of the acquisition as a research and development expense in our consolidated statement of operation for the year-ended December 31, 2025.

Advances to Sierra Springs Opportunity Fund, Inc.

For the years ended December 31, 2025 and 2024, the Company provided SSOF advances of $9,400,000 and $0, respectively. Total advances outstanding at December 31, 2025 and 2024, were $9,400,000 and $0, respectively (see Note 4). The advances are unsecured and non-interest bearing (see Note 22).

Daney Ranch Sale

On August 19, 2022, the Company sold the Daney Ranch and issued a 10-year $993,000 note receivable maturing in August 2032 to the former lessee and purchaser. The note bears interest at 2% for the first twelve months and currently bears interest at 7% per annum and will so for the remaining term. The note may be prepaid, in full or in part, at any time without penalty. The note is secured by a second priority security interest in the property. For the years ended December 31, 2025 and 2024, the Company recognized interest income of $68,555 and $68,808, respectively, on the Daney Ranch note receivable. In December 2025, the former lessee and purchaser paid $66,537 against the principal on the receivable. As of December 31, 2025 and 2024, interest receivable on the note is $0 and $3,808, respectively, and is included in prepaid expenses and other current assets on our consolidated balance sheet.

GenMat Advances

During 2024, the Company advanced GenMat $1,285,637 in cash. In addition, the Company was owed proceeds received by GenMat on sale of the Company’s common stock held by the GenMat (see Note 4) totaling $951,149. In connection with the November 6, 2024 agreement between the Company, Deep Interstellar Research LLC and GenMat, the total advance balance of $2,236,786 was derecognized and fully recognized as research and development expense.

NOTE 6         PROPERTIES, PLANT AND EQUIPMENT, NET AND MINERAL RIGHTS PROPERTIES

Properties, plant and equipment at December 31, 2025 and 2024, include the following:

	December 31, 2025	December 31, 2024
Land	$8,529,338	$—
Real property leased to third parties	1,037,049	1,037,049
Property, plant and equipment for mineral processing	27,241,814	27,644,745
Property, plant and equipment for fuels processing	12,881,458	473,839
Property, plant and equipment for solar panel recycling	3,123,974	2,756,930
Construction in process	1,588,214	—
Other property and equipment	4,429,933	4,460,414
Accumulated depreciation	(28,945,571)	(27,767,883)
Total properties, plant and equipment, net	$29,886,209	$8,605,094

The Company recognized depreciation expense of $1,177,688 and $567,590 for the years ended December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, the Company had $1,817,503 and $433,411, respectively, of properties, plant and equipment that were not yet placed in service and have not yet been depreciated. In 2025, the Company recognized an impairment loss of $433,411 on obsolete battery recycling and mining equipment not yet placed in service in our Metals and Mining Segments. In 2024, the Company recognized an impairment loss of $324,047 on equipment not yet placed in service for obsolete battery recycling equipment in our Mining Segment.

The Company entered into purchase order commitments with third party vendors for equipment to be used in our industry-scale solar panel recycling facility to recycle and process end-of-life solar panels. The Company recorded $7.6 million in advances to vendors for equipment purchases within deposits on our consolidated balance sheet.

Marathon Payment-In Kind Assets

On February 28, 2025, Bioleum, a subsidiary of the Company, entered into a series of definitive agreements with Virent, Inc. (“Virent”), a wholly owned subsidiary of Marathon Petroleum Corporation (“Marathon”) (see Notes 13 and 15). Pursuant to the agreements, Bioleum received payment-in-kind assets comprised of equipment, related intellectual properties, and other materials located at Marathon’s former renewable fuel demonstration facility in Madison, Wisconsin (“Payment-In-Kind Assets”) which were transferred to the Company on February 28, 2025. The Company accounted for the transaction as an asset acquisition and recorded the acquired assets based on the fair value of the non-cash consideration granted. The total cost, which included the fair value of the Marathon SAFE Note (see Note 15) and direct transaction costs, was allocated to the individual assets acquired based on their relative fair values. In connection with this transaction the Company recorded an addition to property plant and equipment totaling $12.1 million which includes direct transaction costs of $81,109. Separately, Bioleum executed a commercial lease agreement for Marathon’s former renewable fuels facility located in Madison, Wisconsin (“Madison Facility”) (see Note 10).

Mineral Rights and Properties

Comstock and its subsidiaries own, control, or retain interests in mineral properties covering five miles of strike-length on the Comstock and Silver City lodes, including fee ownership of real properties, patented mining claims, and unpatented mining claims administered by the BLM.

Our properties at December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024

Comstock Mineral Estate	$10,842,716	$10,842,716
Other mineral properties	317,405	317,405
Water rights	820,595	90,000
Total mineral rights and properties	$11,980,716	$11,250,121

The Comstock Mineral Estate includes the Company's resource areas and exploration targets. During the years ended December 31, 2025 and 2024, we did not record any depletion expense, as none of the properties are currently in production. All of our mineral exploration and mining lease payments are classified as selling, general and administrative expenses in the consolidated statements of operations.

In June 2023, the Company entered into a twenty-year Mineral Exploration and Mining Lease Agreement (the “Mackay Mining Lease”) for certain properties in Storey County, Nevada. The agreement included a $1.25 million initiation fee, recognized ratably over the lease term, and quarterly lease payments of $375,000 recognized as revenue when received. On December 18, 2024, the Company executed a membership interest purchase agreement (the “Mackay MIPA”), with Mackay Precious Metals Inc. (“Mackay”) pursuant to which the Company sold all of its rights, title, and interest in its wholly owned subsidiary Comstock Northern Exploration LLC, and the Company's 25% interest in Pelen LLC (“Pelen”) to Mackay, for an aggregate purchase price of $2,750,000. In 2024, the Company was paid $1,000,000 of the purchase price in cash. On June 6, 2025, the parties executed an amendment (the “First Amendment”), to the Mackay MIPA. Pursuant to the First Amendment, the Mackay MIPA was amended to increase the purchase price to $2,950,000 bringing all final cash amounts due to a total of $1,950,000 which the Company received in 2025. For the years ended December 31, 2025 and 2024, the Company recognized a gain on sale of these mineral rights of $0.2 million and $0.8 million, respectively.

Pursuant to and as defined in the NSR Royalty Agreement between the Company and Mackay, also dated December 18, 2024 (the “Mackay Royalty Agreement”) the Company was to receive a 1.5% royalty of Net Smelter Returns (see Note 22). On December 18, 2024, the Company and Mackay mutually agreed to terminate the Mackay Mining Lease. Upon the termination of the Mackay Mining Lease, the associated deferred lease initiation fee revenue balance of $1,166,666 was recognized during the year ended December 31, 2024. For the year ended December 31, 2024, we recognized revenue of $2,468,750 which includes the quarterly lease payments received of $1,250,000, deferred lease initiation fee revenue of $1,166,666 and amortization of the lease initiation fee of $52,084. An additional $0.5 million in pro-rata lease expenses were paid in 2025. Pursuant to the termination of the Mackay Mining Lease, no additional revenue was recorded in 2025.

For the year ended December 31, 2024, the Company recognized a gain on sale of mineral rights of $804,489 as follows:

Cash	$1,000,000
Mackay receivable - cash consideration	750,000
Mackay receivable - cash or stock consideration	1,000,000
Total consideration	$2,750,000
Net carrying value - mineral rights	1,321,297
Net carrying value - Pelen investment	624,214
Total net carrying value	1,945,511
Net gain on sale of mineral rights	$804,489

For the year ended December 31, 2025, the Company recognized a gain on sale of mineral rights of $200,000 as follows:

Total cash consideration received	$2,950,000
Net carrying value - mineral rights	1,321,297
Net carrying value - Pelen investment	624,214
Total net carrying value	1,945,511
Net gain on sale of mineral rights	1,004,489
Gain recognized in 2024	$804,489
Gain recognized in 2025	$200,000

Assets Held for Sale

In 2024, the Company committed a plan to sell industrial and commercial land located in Lyon County, Nevada. This balance of $6,328,338 was classified as Assets Held for Sale on the consolidated balance sheet as of December 31, 2024. As of  December 31, 2025, the Company has not sold the industrial and commercial land and reclassified these lands as properties, plant and equipment, net in our consolidated balance sheet and reclassified the land to held and used from held for sale.

In March 2023, the Company acquired senior water rights (50-acre feet) associated with one of its existing properties and junior water rights (16-acre feet) for a total of $730,595. In 2024, the Company committed a plan to sell the water rights and reclassified those water rights to Assets Held for Sale on the consolidated balance sheet. As of  December 31, 2025, the Company has not sold the senior water rights and reclassified the water rights as mineral rights and properties in our consolidated balance sheet and reclassified the water rights to held and used from held for sale.

The Company’s assets held for sale at December 31, 2024, include the following:

Assets held for sale	Asset group	December 31, 2024
Water rights	Mineral rights and properties	$730,595
Land	Properties, plant and equipment, net	6,328,338
Total assets held for sale		$7,058,933

NOTE 7         RECLAMATION BOND DEPOSIT

The reclamation bond deposit at December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Lexon surety bond cash collateral	$3,014,528	$2,877,868
Comstock Metals bond cash collateral	74,710	74,710
Other cash reclamation bond deposits	906,936	306,936
Total reclamation bond deposit	$3,996,174	$3,259,514

The Nevada Revised Statutes and Regulations require a surety bond to be posted for mining projects so that after the completion of such mining projects the sites are left safe, stable and capable of productive post-mining uses. The bond is intended to cover the estimated costs of $8,199,072 required to safely reclaim the natural environment to the regulatory standards established by the State of Nevada’s Division of Environmental Protection. Accordingly, the Company has two surety bonds issued by entities under common control, including a $6,163,000 reclamation surety bond issued through the Lexon Surety Group (“Lexon”) and a $2,036,072 reclamation surety bond issued through the Bond Safeguard Insurance Company, both with the State of Nevada's Bureau of Mining Regulation and Reclamation at December 31, 2025. The Company also has a $500,000 surety bond with Storey County for mine reclamation at December 31, 2025. As part of the surety agreement, the Company agreed to pay a 2.0% annual bonding fee. The total cash collateral, per the surety agreement, was $3,814,527 and $3,077,868 at December 31, 2025 and 2024. In 2025 and 2024, the Company agreed to make $50,000 monthly payments to increase the cash collateral balance until such time as the bond is collateralized at approximately 50% of the bonded amount. The increase in cash collateral requirement is primarily due to the insurance company's proprietary risk assessment process. During the years ended  December 31, 2025 and 2024, the Company had contributed $600,000 and $200,000, respectively, in additional cash collateral. The combined bonding collateral at December 31, 2025 and 2024, includes interest income of $136,660 and $134,286, respectively, which is on deposit at BNY Mellon and Wells Fargo.

The Company also has an irrevocable letter of credit for the benefit of the State of Nevada at Nevada State Bank in the amount of $74,710 for Comstock Metals.

NOTE 8         INTANGIBLE ASSETS

The Company’s intangible assets at December 31, 2025 and 2024 include the following:

Description	Estimated Economic Life (in years)	December 31, 2025	December 31, 2024
Developed technologies	10	$29,780,018	$8,064,402
License agreements	10	499,952	499,952
Distribution agreements	8	19,733	19,733
Accumulated amortization		(5,356,315)	(2,724,935)
Intangible assets, net		$24,943,388	$5,859,152

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

Accumulated amortization as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Developed technologies	$5,116,765	$2,536,716
License agreements	226,063	177,730
Distribution agreements	13,487	10,489
Accumulated amortization	$5,356,315	$2,724,935

Amortization expense related to intangible assets of $2,632,047 and $1,624,011 was recognized for the years ended December 31, 2025 and 2024, respectively.

Amendment to Flux Photon Asset Purchase Agreement

The Company and Flux Photon Corporation (“Flux Photon”) amended the 2021 Asset Purchase Agreement (the “2025 FPC Asset Purchase Agreement Amendment”) (see Note 21). In connection with this agreement, the Company recognized a developed technologies intangible asset of $10,867,000 and determined the life of the developed technologies intangible assets to be 6.4 years. From  January 1, 2025 through May 21, 2025, pursuant to the FPC Asset Purchase Agreement, the Company paid an additional $300,000 on the payable which was accounted for as an acquisition of developed technologies intangible asset with a determined remaining life of 6.5 years from the date of the original purchase agreement. Additionally, pursuant to the FPC Asset Purchase Agreement Amendment, the Company is required to pay an additional $6,050,000 cash commitment to Flux Photon for the remaining Earn Out due on the FPC Asset Purchase Agreement (see Note 21). The Company accounted for the cash obligation of $6,050,000 as an acquisition cost of developed technologies and recognized an intangible asset of $4,468,617, net of implied interest.

Bioleum Founder Shares

In 2025, Bioleum issued 2.0 million Series 2 Convertible Preferred Shares to the Founders Group in exchange for the assignment of additional developed technologies (see Note 2). The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the assets acquired were concentrated in a single asset group, which are primarily developed technologies. The Company recognized the assets acquired at the fair value of consideration given and recognized an intangible asset of $5,280,000 and non-controlling equity interest and additional paid-in capital of $2,636,382 and $2,643,618, respectively, in our consolidated balance sheet (see Notes 14 and 15). The Company determined the life of the developed technologies intangible assets to be 10 years.

Hexas Acquisition

Pursuant to the Stock Purchase Agreement between Bioleum and Hexas, the Company recognized an intangible asset for developed technologies of $810,000 in our consolidated balance sheet (see Note 3). The Company determined the life of the developed technologies intangible assets to be 10 years.

Future minimum amortization expense is as follows at December 31, 2025:

2026	$3,921,579
2027	3,921,579
2028	3,918,834
2029	3,918,582
2030	3,918,582
Thereafter	5,344,232
$24,943,388

Changes in the intangible assets balances for the year ended December 31, 2025 are presented below:

	As of December 31,				As of December 31,
	2024	Additions	Impairment	Amortization	2025
Intangible assets	$8,584,087	$21,725,616	$(10,000)	$—	$30,299,703
Accumulated amortization	(2,724,935)	—	667	(2,632,047)	(5,356,315)
Total intangible assets	$5,859,152	$21,725,616	$(9,333)	$(2,632,047)	$24,943,388

Changes in the intangible assets balances for the year ended December 31, 2024 are presented below:

	As of December 31,				As of December 31,
	2023	Additions	Impairment	Amortization	2024
Intangible assets	$20,119,887	$285,000	$(11,820,800)	$—	$8,584,087
Accumulated amortization	(4,253,855)	—	3,152,931	(1,624,011)	(2,724,935)
Total intangible assets	$15,866,032	$285,000	$(8,667,869)	$(1,624,011)	$5,859,152

In 2025, we determined that our ability to reprocess clean and reusable materials does not require the use of developed technology that we acquired in 2024. As a result, the Company recorded an impairment of $9,333 for the net balance of the intangible associated with the developed technology in our Corporate Segment. The total impairment in intangible assets of $9,333 was recognized during the year ended  December 31, 2025 in our consolidated statement of operations. In 2024, we determined that our ability to reprocess clean and reusable materials does not require the use of developed technology that we acquired in 2021. As a result, the Company recognized an impairment of $8,655,176 for the net balance of the intangible associated with the developed technology in our Metals Segment. In addition, we recognized an impairment related to trademark of $5,133 in our Corporate Segment and license of $7,560 in our Strategic Investment Segment. The total impairment in intangible assets of $8,667,869 was recognized during the year ended December 31, 2024, in our consolidated statement of operations.

NOTE 9         ACCRUED EXPENSES AND OTHER LIABILITIES - CURRENT

Accrued expenses and other liabilities - current at December 31, 2025, and 2024, consisted of the following:

	December 31, 2025	December 31, 2024
Accrued payroll costs	$1,501,110	$951,247
Accrued incentive compensation	263,750	1,031,250
Accrued vendor liabilities	753,221	516,804
Payable to research and development company - current	1,146,845	528,878
Payable to Flux Photon - current (see Note 21)	1,143,412	—
LINICO acquisition-related payable	—	1,018,853
Accrued interest expense	—	353,280
Other accrued expenses	39,961	73,427
Total accrued expenses	$4,848,299	$4,473,739

Payable to Research and Development Company

As of December 31, 2025, the short-term payable to a research and development company of $1,146,845 and long-term payable of $107,325 consists of payments due under the Developer Securities Purchase Agreement dated March 1, 2024, between the Company and research and development company (see Note 4). During the years ended December 31, 2025 and 2024, Comstock paid $0 and $260,000, respectively, to the Developer in accordance with the funding commitments under the Developer Securities Purchase Agreement. For the years ended December 31, 2025 and 2024, the Company recognized interest expense of $121,065 and $107,145, respectively, which represents the amortization of the discount that was recognized on the date of the agreement because the payable associated with the funding commitment is non-interest bearing.

Accrued Incentive Compensation

On July 1, 2022, the Board of Directors of the Company approved a performance objective based, cash incentive compensation plan for executives of the Company, with the potential to earn a performance bonus of up to 100% of base salary.

Changes in the accrued incentive compensation balance for the year ended December 31, 2025 are presented below:

	As of December 31, 2024	Paid in 2025	Award Canceled	As of December 31, 2025
Executive incentive accrual - 2024	$1,031,250	$—	$767,500	$263,750
Total executive incentive accrual	$1,031,250	$—	$767,500	$263,750

In 2025, the Company estimated the 2024 incentive compensation accrual to be $1,031,250. On December 30, 2025, the Compensation Committee of the Board of Directors approved a final 2024 incentive award of $263,750 based on the final assessment of progress made on the original three-year objectives of the 2024 incentive plan that were paid on February 13, 2026. For the year ended December 31, 2025, the Company accordingly reduced the estimated 2024 incentive accrual by $767,500.

Changes in the accrued incentive compensation balance for the year ended December 31, 2024 are presented below:

	As of December 31, 2023	Expensed	Award Canceled	As of December 31, 2024
Executive incentive accrual - 2023	$1,332,169	$—	$1,332,169	$—
Executive incentive accrual - 2024	—	1,031,250	—	1,031,250
Total executive incentive accrual	$1,332,169	$1,031,250	$1,332,169	$1,031,250

In 2024, the Company's Compensation Committee of the Board of Directors determined that the estimated $1,332,169 for the 2023 incentive compensation shall be canceled based on an updated assessment of the progress toward the objectives of the incentive plan. The Company accordingly reduced the estimated 2023 accrued incentive compensation in 2024 by $1,332,169. For the year ended December 31, 2024, the Company expensed $1,031,250 for the 2024 accrued incentive compensation in the consolidated financial statements.

LINICO Acquisition-Related Payable

As of December 31, 2024, the total LINICO acquisition-related payable due to the former chief executive officer of LINICO (“Former LINICO CEO”) was $3,218,853 which consisted of a short-term payable of $1,018,853 and long-term payable of $2,200,000. In January 2025, the Company made an additional cash payment of $25,000 to reduce the payable to $3,193,853.

On February 28, 2025, the Company entered into an amendment to make anticipated final payments consisting of $148,853 in cash and issued 775,000 common shares of the Company with a fair value of $1,860,000 in an effort to settle all amounts payable to the Former LINICO CEO in full. In 2025, the Company paid $148,853 against the LINICO acquisition-related payable. The settlement was designed to fully satisfy the existing obligation of $3.2 million and resulted in a gain of $845,000 recognized in the first quarter of 2025 as a gain on extinguishment of liability in our consolidated statement of operations. The Company agreed to make up any shortfall if the proceeds from the sale of the shares of common stock are less than $2.2 million, and the Former LINICO CEO agreed to refund any excess proceeds. The Company further agreed to register the Company's common stock for resale by Former LINICO CEO under the Securities Act of 1933, as amended, which became effective on March 28, 2025. The contractual stock consideration was recognized as a derivative on the consolidated balance sheets (see Note 15).

In 2025, all common shares of the Company were sold by the Former LINICO CEO and all obligations were settled in full and the Company received cash of $60,170 representing cash from the sale of the common shares in excess of amounts owed.

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

The OKL Award must be used for purposes of economic development and related infrastructure development. The OKL Award requires certain ongoing conditions to be met, including without limitation, creation of 45 jobs, with an average salary of $80,000 per person, $160 million of total investments, maintenance of headquarters by March 31, 2026, with at least ten jobs for a period of at least ten consecutive quarters no later than December 31, 2030, and operation of a commercial demonstration biorefinery no later than December 31, 2031, otherwise the granted monies received would have to be repaid. In 2025, the Company met the first condition of the OKL Award and received $1.0 million from the Oklahoma Department of Commerce and met the second condition of the OKL Award by entering into the land facility lease and invoiced $1.0 million to the Oklahoma Department of Commerce (see Note 10). For the year ended December 31, 2025, the Company recognized grant income of $45,833 in other income (expense) in the consolidated statement of operations and recognized deferred revenue of $66,666 in accrued expenses and other liabilities and $1,887,501 in long-term deferred revenue on the consolidated balance sheet. As of December 31, 2025, $1,000,000 is included in accounts receivable on the consolidated financial statements.

NOTE 10         LEASES

The Company has lease balances recognized on the consolidated balance sheets as follows:

Lease Assets and Liabilities	Classification	December 31, 2025	December 31, 2024
Finance lease right-of-use asset	Finance lease - right to use asset, net	$836,921	$3,088,188
Operating lease right-of-use asset	Operating lease - right to use asset, net	17,704,775	4,650,862
Total right of use assets		$18,541,696	$7,739,050

Operating lease liability - current	Operating lease - right of use lease liability	$540,542	$44,758
Operating lease liability - long-term	Operating lease - right of use lease liability	18,172,659	4,826,785
Finance lease liability, current portion	Finance lease - right of use lease liability	—	490,075
Total lease liabilities		$18,713,201	$5,361,618

The Company has the following lease costs recognized in the consolidated statements of operations as follows:

	Year Ended December 31,
	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$51,241	$49,663
Interest resulting from amortization of discount on lease liability	—	16,445
Operating lease cost	1,940,187	432,856
Total lease cost	$1,991,428	$498,964

Other information
Operating cash flows used in operating leases	$1,152,442	$217,112

The Company has the following weighted average remaining lease terms and discount rates for our finance and operating leases:

	2025	2024
Weighted-average remaining lease term - finance leases (years)	—	0.33
Weighted-average remaining lease term - operating leases (years)	23.45	9.40
Weighted-average discount rate - finance leases	0%	0%
Weighted-average discount rate - operating leases	13%	13%

Finance Lease

American Science and Technology Corporation (“AST”) Asset Purchase Agreement

On April 16, 2021, the Company entered into an asset purchase agreement (the “AST Asset Purchase Agreement”) with AST. Concurrently and in connection with the entry into the AST Asset Purchase Agreement, the Company and AST entered into the AST License Agreements, as amended, provided for full use of the facility and all machinery and equipment located therein (see Note 13). Under the AST Asset Purchase Agreement, the Company agreed to acquire substantially all of AST’s assets in exchange for $3,500,000 in addition to $35,000 per month from May 1, 2022 to April 30, 2025. The AST Asset Purchase agreement was amended on April 2, 2024 (the “License Agreement Amendments”) and on March 20, 2025 (the “Second License Agreement Amendments”) to allow for some or potentially all of the future obligation to be paid by the Company with shares of its common stock. Pursuant to the License Agreement Amendments, the Company was required to make interest payments on final consideration of $3,500,000 at a rate of 12% per annum, with interest starting on May 1, 2024, and calculated pursuant to the terms of the License Agreement Amendments (the “True Up Payment”). For the years ended December 31, 2025 and 2024, the Company recognized interest expense of $134,592 and $281,578, respectively, in connection with the 12% stated interest rate pursuant to the terms of the True Up Payment. As of December 31, 2025, all common shares of the Company had been sold by AST and all obligations, including the True Up Payment, to AST were settled in full. In 2025, the Company received cash of $813,000 representing cash from the sale of the common shares in excess of amounts owed.

All of the assets purchased under the initial lease agreement are being used for research and development activities. The machinery and equipment acquired was built for a specific purpose and is being used in testing for development of the technology required to process woody biomass into intermediate materials that can be converted into pulp, paper and fuels. These assets have no alternative future use. The facility is an industrial property located in Wausau, Wisconsin with alternative uses. Since its inception, payments under this contract were allocated to the separate lease and non-lease components of the contract based on their standalone estimated fair values. During the years ended December 31, 2025 and 2024, the Company recognized $1,562,901 and $1,527,920, respectively, of research and development expense associated with payments under this agreement.

The Company issued shares of its common stock to AST as contractual stock consideration and recognized as a derivative (see Note 15). Total consideration paid to AST are presented below:

Asset Purchase Amendment	Company Shares Issued	Fair Value of Shares Issued	Reduction to Lease Liability	Research and Development Expense
License Agreement Amendments - 2024	497,500	$1,587,025	$378,845	$1,208,180
Second License Agreement Amendments - 2025	985,000	$2,482,200	$466,423	$1,487,476

Haywood Quarry Acquisition and Lease Agreement

On April 7, 2022, as amended on November 7, 2022, April 2, 2024 (the “Second Amendment”), and June 9, 2025 (the “Third Amendment”), the Company contracted to purchase Haywood quarry and industrial property (the “Haywood Property”) from Decommissioning Services LLC (“Haywood”) for $2.2 million. The Haywood Property represents approximately 190 industrial acres in Lyon County, Nevada, and is part of one of the larger industrial parks in Lyon County. The property has power, water and direct highway access.

The Company issued shares of its common stock to Haywood as contractual stock consideration and recognized as a derivative (see Note 15). Total stock consideration paid to Haywood are presented below:

Asset Purchase Amendment	Company Shares Issued	Fair Value of Shares Issued
Haywood Agreement - 2022	150,000	$2,245,000
Second Amendment - 2024	150,000	$509,850
Third Amendment - 2025	200,000	$700,000

For the years ended December 31, 2025 and 2024, the Company paid Haywood $230,000 and $420,000, respectively, which resulted in a decrease in contractual stock consideration (see Note 15). As of December 31, 2025, all common shares of the Company were sold by Haywood and all obligations to Haywood were settled in full. On October 9, 2025, the Company completed the purchase of the Haywood Property and received cash proceeds of $413,904 representing cash from the sale of the common shares in excess of amounts owed.

Operating Leases

On January 22, 2025, the Company, as lessee, signed a Building Lease Agreement (the “Oklahoma Office Lease”) with Gaillardia Parkway LLC to lease real property and improvements located in Oklahoma City, OK. The Oklahoma Office Lease is under a three-year term which commenced on February 1, 2025, with no extension provision. Under the lease, rental expense is $5,244 per month for the first twelve rent payments, $5,403 per month for the next twelve months and $5,566 per month for the last twelve months of the lease term. At lease inception, the Oklahoma Office Lease was classified as an operating lease with a lease term of three years. At February 1, 2025, the Company recorded a right-of-use asset and lease liability of $160,102, at a discount rate of 12.95%. For the year ended  December 31, 2025, the fixed operating lease expenses were $59,448.

On February 27, 2025, the Company, as lessee, signed a Commercial Lease Agreement (the “Madison Commercial Lease”) with McAllen Properties Dane LLC to lease commercial property and improvements located in Madison, WI (see Note 13). The Madison Commercial Lease is under an initial seven-year term which commenced on March 1, 2025 with an optional renewal term of five years. The Company expects to exercise the optional five-year renewal term. Under the lease, rental expense starts at $43,657 per month and escalates at fixed rates annually through the twelve-year term. At lease inception, the Madison Commercial Lease was classified as an operating lease with a lease term of twelve years. At February 27, 2025, the Company recorded a right-of-use asset and lease liability of $3,388,455, at a discount rate of 14.24%, commensurate to a twelve-year lease term, inclusive of the five-year renewal term. For the year ended  December 31, 2025, the fixed operating lease expenses were $516,321.

On August 14, 2025, the Company, as lessee, signed a Sublease Agreement (the “Tulsa Commercial Lease”) with Tulsa Airports Improvement Trust (TAIT) to lease commercial land for development located in Tulsa, OK. The Tulsa Commercial Lease is under a twenty-year term commencing on September 1, 2025. Under the lease, rental expense starts at $57,266 per month during a one-year option term, during which, the lease can be terminated by the Company for any reason. The option term expires the sooner of August 31, 2026 or within 7 days advanced written notice upon failure of TAIT to obtain a Conditional Letter of Map Revision from the Federal Emergency Management Authority (“FEMA”).  After the Option term, rent expense escalates to $98,170 per month and escalates every five years commensurate with changes in the Consumer Price Index. At lease inception, the Tulsa Commercial Lease was classified as an operating lease and the Company expects to exercise the option, thus the Company determined a lease term of thirty years and a one-year option term. At September 1, 2025, the Company recorded a right-of-use asset and lease liability of $8,169,149 at a discount rate of 13.44%. For the year ended  December 31, 2025, the fixed operating lease expenses were $387,402.

On December 4, 2025, the Company acquired Hexas (see Note 3) and assumed an existing lease for research farmland and building. The Lease Agreement (the “Hexas Farm Lease”) is with a related party, with the former chief executive officer of the newly acquired Hexas, to lease research farmland and building in Olympia, WA. The Hexas Farm Lease had an original lease term of five years commencing on March 1, 2025. Under the lease, rental expense starts at $6,285 per month and escalates at a fixed price annually. At lease inception, the Hexas Farm Lease was classified as an operating lease with a remaining lease term of 4.2 years. At December 4, 2025, the Company recorded a right-of-use asset and lease liability of $284,134 at an explicitly stated discount rate of 10%. For the year ended December 31, 2025, the fixed operating lease expense was $6,939.

On December 10, 2025, the Company, as lessee, signed a Lease Agreement (the “Industrial and Commercial Lease”) with the lessor to lease land and premises located at 10210 Idaho Ave, Hanford, CA. The Industrial and Commercial Lease is under a five-year term commencing on December 10, 2025, and includes an option to extend the term for an additional 36 months, which the Company believes is probable. Under the lease, rental expense is $17,500 per month for the first year with 3% increases on month 13 and every 12 months afterward. Lease payments under the Industrial and Commercial Lease do not begin until all permits are received, which is expected to occur in March 2026. At lease inception, the Industrial and Commercial Lease was classified as an operating lease with a lease term of eight years. At December 10, 2025, the Company recorded a right-of-use asset and lease liability of $1,231,349 at an explicitly stated discount rate of 10.00%. For the year ended December 31, 2025, the fixed operating lease expenses was $18,863.

The Company has an operating lease, as lessee, with Sutro Tunnel Company as lessor, for a property located adjacent to the Gold Hill Hotel, which is primarily used as a room rental. The lease runs from 2018 until 2028. The monthly rent is $5,850 with automatic annual increases of $25 per month every November, beginning in 2020. The operating lease is sub-leased to Crown Point Management LLC, the operators of the Gold Hill Hotel, and not separately valued within the Gold Hill Hotel lease. For the years ended December 31, 2025 and 2024, the fixed operating lease expense was $10,099 and $10,099, respectively.

Sierra Clean Processing LLC (“SCP”)

We have leases with SCP to lease various types of property and improvements located in Silver Springs, Nevada. The Company’s chief executive officer is an executive and director of SCP. These leases include:

•	A Real Estate and Building Lease signed on August 15, 2023 at 700 Lake Avenue with monthly rent of $4,680, increasing by 3% annually.
•

A Real Estate and Building Lease signed on July 1, 2024 at 600 Lake Avenue with monthly rent of $70,000 per month for the first twelve rent payments, $75,000 per month for the next twelve months and $80,000 per month for the last thirty-six months of the lease term.

•

A Storage Lease signed on November 1, 2025 at 800 Lake Avenue with monthly rent of $5,000 per month with an annual increase of 3%. Lease payments under the Storage Lease do not begin until all permits are received, which occurred in February 2026. This lease has a five-year term and is subject to automatic renewal for an additional five-year term, which the Company deems probable.

Lease terms for the SCP operating leases are as follows:

Lease	Lease Commencement Date	Lease Term	Right-of-Use Asset and Lease Liability	Discount Rate	For the Year Ended December 31, 2025 Fixed Operating lease expense	For the Year Ended December 31, 2024 Fixed Operating lease expense
SCP Building Lease	August 1, 2023	5 years	$213,925	13.57%	$59,632	$59,632
SCP Real Estate and Building Lease	August 1, 2024	10 years	$4,567,814	12.95%	$871,500	$363,125
SCP Storage Lease	November 1, 2025	10 years	$311,890	14.28%	$9,983	$-

For the years ended December 31, 2025 and 2024, short-term operating lease expense was $95,160 and $238,287, respectively.

Minimum lease payments to be paid by the Company by fiscal year for the Company's operating leases are as follows:

Operating Leases
2026	$2,762,205
2027	3,188,785
2028	3,127,987
2029	3,104,122
2030	3,053,208
Thereafter	38,914,428
Total lease payments	54,150,735
Less: imputed interest	(35,437,534)
Present value of lease liabilities	$18,713,201

Operating Lease Income

For the years ended December 31, 2025 and 2024, revenues from operating leases on our land and building leased to others totaled $153,100 and $146,175, respectively.

Minimum lease payments for operating leases to be received from others are as follows:

2026	$123,500
2027	126,000
2028	126,000
2029	126,000
2030	121,000
Thereafter	96,000
Total Minimum Lease Income	$718,500

NOTE 11 DEBT OBLIGATIONS

Debt at December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
GHF Secured Promissory Note - 12% interest, due April 15, 2026	$—	$4,290,000
Alvin Fund LLC Promissory Note - 16% interest, due April 15, 2026	—	2,000,000
Alvin Fund LLC Promissory Note - 12% interest, due April 15, 2026	—	2,100,000
AQMS Note Payable - 9.76% implied interest, due March 31, 2025	—	100,000
Total debt	—	8,490,000
Less: debt discounts and issuance costs	—	(2,407)
Total debt, net of discounts	—	8,487,593
Less: current maturities	—	(97,593)
Long-term debt, net of discounts and issuance costs	$—	$8,390,000

GHF, Inc. Unsecured Promissory Note

On December 15, 2021, the Company entered into a long-term promissory note (the “GHF 2021 Note”) with GHF, Inc. (“GHF”), with a principal amount of $5,000,000, of which $4,550,000 was funded and $450,000 was an original issue discount with the principal due on December 15, 2024, and interest payable monthly at a rate of 6% annually. In 2021 and 2022, stock purchase warrants (the “GHF Warrants”) were issued in connection with this loan. Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by all non-mining related assets of the Company, Silver Springs land and water rights, excluding the Lucerne and Dayton properties. The Company was required to prepay the GHF 2021 Note with any net cash proceeds received in the sale of any collateral. On April 22, 2024, the Company and GHF amended the GHF 2021 Note (the “Amended GHF 2021 Note”) to extend the maturity from December 15, 2024 to April 15, 2026 and increase the interest rate from 6% to 12% per annum. The Company determined that the amendment resulted in a loss on debt extinguishment of $331,889 which was recognized in 2024. On April 22, 2024, the Company and GHF also amended the GHF Warrants, whereby (i) the exercise price of the GHF Warrants was reduced to $4.56, and (ii) the maturity of the GHF Warrants was extended to December 31, 2025. The incremental fair value resulting of the amendments to the GHF Warrants was $85,330 and was recognized as part of the loss on debt extinguishment. The principal due on the GHF 2021 Note of $4,290,000 was reassigned to Georges Trust.

During the years ended December 31, 2025 and 2024, we recognized interest expense of $298,273 and $551,846, respectively, which includes OID amortization of $0 and $116,029, respectively, in connection with the GHF 2021 Note.

Alvin Fund 2022 Note

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

During the years ended December 31, 2025 and 2024, we recognized interest expense of $185,863 and $320,877, respectively, in connection with the Alvin Fund 2022 Note. In 2025, the Company issued an aggregate of 68,123 shares of unregistered restricted shares of common stock with a fair value of $213,041 to Alvin Fund in lieu of cash payments for interest under the Alvin Fund 2022 Note. In 2024, the Company issued an aggregate of 108,178 shares of unregistered restricted shares of common stock with a fair value of $320,877 to Alvin Fund in lieu of cash payments for interest under the Alvin Fund 2022 Note (see Note 22).

Alvin Fund 2023 Note

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

On April 22, 2024, the Company and Alvin Fund amended the Alvin Fund 2023 Note (the “Amended Alvin Fund 2023 Note”) to extend the maturity from February 12, 2025 to April 15, 2026 and increased the interest rate from 8% to 12% per annum. The Company determined that the amendment resulted in a loss on debt extinguishment of $189,732 which was recognized in 2024. On April 22, 2024, the Company and Alvin Fund also amended the Alvin Fund Warrants, whereby the exercise price was reduced to $4.56 and the maturity was extended to December 31, 2025. The incremental fair value resulting of the amendment to the Alvin Fund Warrants was $22,900 and was recognized as part of the loss on debt extinguishment (see Notes 15 and 22).

During the years ended December 31, 2025 and 2024, we recognized interest expense of $146,368 and $289,828, respectively, which includes OID amortization of $0 and $62,913, respectively, in connection with the Alvin Fund 2023 Note. In 2025, the Company issued an aggregate of 59,386 shares of unregistered restricted shares of common stock with a fair value of $188,482 to Alvin Fund in lieu of cash payments for interest under the Alvin Fund 2023 Note. In 2024, the Company issued an aggregate of 73,454 shares of unregistered restricted shares of common stock with a fair value of $206,664 to Alvin Fund in lieu of cash payments for interest under the Alvin Fund 2023 Note.

GHF and Alvin Fund Notes and Warrants Amendments

On August 8, 2025, the Company, Georges Trust and Alvin Fund LLC (“Alvin Fund”) entered into note amendments to modify the form and conditions of payment on the GHF Note, Alvin Fund 2022 Note and the Alvin Fund 2023 Note as follows.

•	The Company issued 2,900,000 shares of common stock with a fair value of $9,193,000 which was allocated as a reduction to the debt liability of $8,390,000.
•	Of the fair value of the common stock issued, $768,204 was recognized as loss on debt extinguishment in our consolidated statement of operations.
•

Obligation to pay Georges Trust and Alvin Fund on or before the True-Up Payment date of April 15, 2026, an amount equal to the unpaid principal balance plus accrued interest minus the net cash proceeds received by Georges Trust and Alvin Fund from the sale of the Company's shares of common stock creating a derivative liability of $34,796 (see Note 15).

•

The return of any excess shares and/or cash to the Company by Georges Trust and Alvin Fund, if on April 15, 2026, the value of the unsold shares plus the net cash proceeds received exceeds the unpaid principal balance plus accrued interest.

As of  December 31, 2025, Georges Trust holds 1,500,000 shares of the Company's stock and Alvin Fund holds 1,400,000 shares of the Company's stock.

On August 8, 2025, the Company and Georges Trust also extended the maturity of the GHF warrants to December 31, 2027. The incremental fair value resulting of the amendment to the GHF warrants was $112,800 and was recognized as part of the loss on debt extinguishment (see Note 15). On August 8, 2025, pursuant to the Alvin Fund 2023 Note Amendment, the Company and Alvin Fund extended the maturity of the Alvin Fund warrants to December 31, 2027. The incremental fair value resulting of the amendment to the Alvin Fund warrants was $91,000 and was recognized as part of the loss on debt extinguishment (see Note 15).

Kips Bay Select LP Unsecured 2025 Convertible Note

On January 10, 2025, the Company entered into a securities purchase agreement (“2025 Kips Bay Agreement”) for an unsecured convertible promissory note (the “2025 Kips Bay Note”) with Kips Bay with a principal amount of $10,638,298, of which $5,000,000 was funded in cash on January 13, 2025 with an original issue discount of $319,149. On March 11, 2025, the Company received additional funding of $5,000,000, which resulted in a principal amount for such second tranche of $5,319,149 (that is, an additional $5,000,000 in cash plus an additional $319,149 of original issue discount). The full principal was due on April 10, 2026. Interest was payable monthly at a rate of 6% per annum. In accordance with the agreement, in 2025, the Company issued 110,059 shares of its common stock (44,024 restricted and 66,035 registered) with a fair value of $531,915 as debt issuance costs. The amount was recognized as additional discount on the note. The 2025 Kips Bay Note contains conversion terms that are based on percentages of trading price and volumes. The terms require the conversion option to be bifurcated as a derivative. The initial derivative recorded totaled $1,920,000 and resulted in additional discount on the note (see Note 15).

During the year ended December 31, 2025, the Company recognized interest expense of $721,646 which includes OID amortization of $540,063 in connection with the 2025 Kips Bay Note.

During 2025, pursuant to the 2025 Kips Bay Note, the Company issued 4,567,949 shares of the Company's common stock to Kips Bay with a fair value of $11,850,097 at an average conversion price of $2.59.

The loss on debt conversion recognized during the year ended December 31, 2025 was calculated as follows:

Principal converted	$9,799,900
Debt discount associated with principal converted	(2,415,868)
Accrued interest payable converted	181,580
Derivative liability converted	1,196,318
Total	8,761,930
Fair value of stock issued (4,567,949 shares)	11,850,097
Loss on conversion of debt	$(3,088,167)

On August 12, 2025, the Company entered into a payoff letter agreement (the “Payoff Agreement”), with “Kips Bay related to the Company’s obligations under its 2025 Kips Bay Note. Pursuant to the Payoff Agreement, Kips Bay agreed to accept the payment of $2,500,000 in cash in full satisfaction of the Company’s obligations under the 2025 Kips Bay Note. In 2025, the Company determined that the payoff resulted in a loss on debt extinguishment of $1,795,883 recognized in our consolidated statement of operations. As of  December 31, 2025, the 2025 Kips Bay Note was fully converted.

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

The 2023 Kips Bay Note required the Company to pay a loan commitment fee of $250,000 in the form of shares of its common stock. In January 2024, the remainder of the principal was received and the Company issued 48,914 shares of its common stock (30,894 restricted and 18,020 registered) with a fair value of $250,000 in payment of this commitment fee.

The 2023 Kips Bay Note contains conversion terms that are based on percentages of trading price and volumes over defined measurement periods. The terms require the conversion option to be bifurcated as a derivative. On January 27, 2024, the Company recognized an additional $836,000 associated with the additional borrowings of $2.0M under the 2023 Kips Bay Note. The additional $836,000 derivative was valued using a Monte Carlo valuation model with a conversion price equal to 90% of the average price capped at $0.88, discount rate of 35%, risk free rate of 4.60%, and volatility of 96.0%. As of December 31, 2024, the Company has a derivative liability balance of $0 associated with this conversion option. During the year ended December 31, 2024, the Company recognized interest expense of $993,713 which includes OID amortization of $803,653 in connection with the 2023 Kips Bay Note.

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

Kips Bay Select LP Unsecured 2024 Convertible Note

On September 19, 2024, the Company entered into a securities purchase agreement (“2024 Kips Bay Agreement”) for an unsecured convertible promissory note (the “2024 Kips Bay Note”) with Kips Bay with a principal amount of $5,319,149, of which $319,149 was an original issue discount. The full principal was due on January 19, 2026. Interest was payable monthly at a rate of 6% annually. On September 19, 2024, Kips Bay funded an initial tranche of $3,500,000, which shall result in an aggregate principal amount of $3,723,404 ($3,500,000 in cash plus original issue discount of $223,404). In October 2024, the Company elected to request an additional funding of $1,500,000, which resulted in a principal amount for such second tranche of $1,595,745 ($1,500,000 in cash plus $95,745 of original issue discount). The 2024 Kips Bay Note required the Company to pay a loan commitment fee of $265,957 in the form of shares of its common stock. In 2024, the Company issued 67,725 shares of its common stock (27,090 restricted and 40,635 registered) with a fair value of $265,957. The amount was recognized as additional discount on the note.

The 2024 Kips Bay Note contains conversion terms that are based on percentages of trading price and volumes over defined measurement periods. The terms require the conversion option to be bifurcated as a derivative. As of September 19, 2024, the Company bifurcated the conversion feature and recognized a derivative liability with a corresponding additional to debt discount of $1,120,000 reflected in our consolidated balance sheet. The derivative was valued using a Monte Carlo valuation model with a conversion price equal to 88% of the seven day VWAP, discount rate of 35%, risk free rate of 3.75%, and volatility of 78.0%. On October 23, 2024, the Company recognized an additional $438,000 associated with the additional borrowings of $1.5 million under the 2024 Kips Bay Note. The derivative was valued using a Monte Carlo valuation model with a conversion price equal to 88% of the seven day VWAP, discount rate of 35%, risk free rate of 4.14%, and volatility of 77.0%. During the year ended December 31, 2024, the Company recognized interest expense of $220,853 and including OID amortization of $179,631 in connection with the 2024 Kips Bay Note. As of December 31, 2024, the 2024 Kips Bay Note was fully converted.

The loss on debt conversion recognized during the year ended December 31, 2024 was calculated as follows:

Principal converted	$5,319,149
Debt discount associated with principal converted	(1,963,474)
Accrued interest payable converted	44,502
Derivative liability converted	1,806,113
Total	5,206,290
Fair value of stock issued (1,658,019 shares)	6,714,803
Loss on conversion of debt	$(1,508,513)

Leviston Resources LLC

Unsecured Convertible Notes

On July 19, 2024, the Company entered into a securities purchase agreement ( “July 2024 Leviston Agreement”) for an unsecured convertible promissory note (the “July 2024 Leviston Note”) with Leviston Resources LLC ("Leviston") with a principal amount of $2,717,500, of which $2,500,000 was funded and  $217,500 was an original issue discount. The full principal was due on October 31, 2025. Interest was payable monthly at a rate of 8% annually. In accordance with the agreement, on August 6, 2024, the Company issued a total of 84,447 shares of its common stock ( 33,779 restricted and 50,668 registered) with a fair value of $135,875 to Leviston as a loan commitment fee.

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

AQMS Note

On December 19, 2023, Comstock Inc., LINICO and Aqua Metals Inc. (“AQMS”) entered into a stock redemption agreement in which the Company agreed to purchase and AQMS agreed to sell their shares in LINICO for $600,000. The consideration is payable in twelve installments of $50,000 with the first installment due on January 31, 2024, and the next eleven installments due on the last day of the next succeeding eleven months. Since the payments are not interest bearing, the Company calculated the implied interest of $33,673 on the future cash payments using an interest rate of 9.76% which was recognized as a discount on the agreement and will be recognized over the payment term. On December 19, 2024, the parties amended the stock redemption agreement to extend maturity to March 31, 2025. During the years ended December 31, 2025 and 2024, the Company recognized interest expense of $2,407 and $29,344, respectively, in connection with the AQMS note payable. As of March 26, 2025, the AQMS note payable was paid off in full.

NOTE 12         LONG-TERM RECLAMATION LIABILITY

At December 31, 2025 and 2024, we have asset retirement obligations of $6,488,215, and $6,033,418, respectively, for our obligation to reclaim our mine facilities and non-mining facilities based on our most recent reclamation plan, as revised, submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection. Our total reclamation liability includes cost estimates for our American Flat processing facility, Dayton project, enhanced reclamation obligations in Storey County, and our Comstock Metals processing facility.

Following is a reconciliation of the mining retirement obligation associated with our reclamation plan for the mining projects for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Long-term reclamation liability — beginning of year	$6,033,418	$5,606,681
Addition associated with Comstock Metals	—	10,945
Accretion of reclamation liability	454,797	415,792
Long-term reclamation liability — end of year	$6,488,215	$6,033,418

NOTE 13         COMMITMENTS AND CONTINGENCIES

COMSTOCK MINERAL ESTATE LEASE PAYMENTS

On September 29, 2025, the Company assigned certain mineral rights and properties under leases to Mackay pursuant to the Mackay MIPA (see Note 6). As of December 31, 2025, the Company had no remaining commitments under the mineral estate leases assigned pursuant to the Mackay MIPA.

AST LICENSE AGREEMENTS

The Company is party to three license agreements (collectively, the “AST License Agreements”) with American Science and Technology Corporation (“AST”), pursuant to which the Company agreed to license certain developed technologies of AST for use at three facilities in exchange for three facility-specific license fees of $500,000 each, and a royalty fee equal to 1.0% of the gross revenue of each of the first three operating facilities. As of December 31, 2025, no royalty fees have been paid under the AST License Agreements.

GREAT BASIN PRECEDENT AGREEMENT

On November 29, 2025, the Company and Great Basin Gas Transmission Company (“Great Basin”) entered into a Precedent Agreement for Great Basin to construct and install pipelines and appurtenant facilities (“Expansion Facilities”) to our properties in Silver Springs Nevada and anticipated to be completed by November 2028. Upon approval of the certificate of public convenience by the Federal Energy Regulatory Commission (“FERC”) authorizing the construction of the Expansion Facilities and prior to commencing construction, Great Basin will tender a Transportation Service Agreement consistent with tariff for rate schedule to the Company. The Transportation Service Agreement will be for a term of twenty years beginning on November 1, 2028 with a daily reserve capacity of 50,000 Dekatherm (“Dth”). Great Basin may terminate the Precedent Agreement at any time if (1) Great Basin determines that all or any portion of the Expansion Facilities would be operationally and/or economically infeasible; (2) the Company fails to perform its duties and obligations; and (3) Great Basin has not received and accepted a final certificate order from FERC. If the Precedent Agreement is terminated, the Company must reimburse Great Basin all project development and default costs. The Company will establish a surety bond of the estimated project development costs with a cumulative total of $39.96 million by December 31, 2026 and a cumulative total of $54.0 million by December 31, 2027.

INVESTMENT IN LICENSED TECHNOLOGY

Developer (see Note 4)

On March 1, 2024, the Company and Developer entered into the DSA to advance technologies owned by the Company's subsidiary that incorporate applications of intellectual properties owned by the Developer (“Developer IP”) (See Note 4). For the years ended December 31, 2025 and 2024, the Company recorded $146,899 and $1,157,000, respectively, as research and development expense in the consolidated statements of operations. On March 1, 2024, Developer granted the Company an exclusive license to use Developer IP to produce fuel (“Fuels License”) and treat water (“Water License” and, together with the Fuels License, the “Comstock License Agreements”) in exchange for royalty fees based on the production and sales of qualified products. The Comstock License Agreements also require the Company to pay minimum royalty fees equal to $20,000 on the earlier to occur of 240 days after receiving a patent for the Developer IP, and, commenced on February 15, 2025, and for each year thereafter, (i) $10,000 in year 1 and 2, (ii) $25,000 in year 3 and 4, and (iii) $75,000 in year 5 and thereafter. The Company also agreed to pay for certain outstanding and future patent costs, as well as a new patent filing fees for each new patent application added to the Licensed Patent Rights deriving from Developer individually ($10,000) or together with the Company ($5,000). The scope of the Water License is exclusive unless Comstock elects not to invest a minimum of $100,000 per calendar quarter after completion of Phase 1. As of December 31, 2025, in accordance with the funding commitments under the Comstock License Agreements, the Company paid $205,204 of 2024 patent fee costs reflected in research and development expense in our consolidated statements of operations. As of  December 31, 2025 and 2024, payables to the Developer included in accounts payable on the consolidated balance sheet was $1,332,099 and $935,200, respectively. During the year ended December 31, 2024, in accordance with the funding commitments under the Comstock License Agreements, the Company recognized $30,000 as license fee expense and $270,000 of patent fee expense and recognized $300,000 in accrued expense and other liabilities on the consolidated balance sheets which was paid in 2025.

NREL

On October 1, 2024, the Company entered into an agreement with a managing and operating contractor of the U.S. Department of Energy’s (“DOE”) National Renewable Energy Laboratory (“NREL”). The agreement provides that the Company fund the research which includes the use of its pilot facility, equipment and laboratory in Wisconsin. The ongoing funding commitment is $1.5 million, $1.7 million, and $1.5 million, during 2025, 2026, and 2027, respectively. For the years ended December 31, 2025 and 2024, $1,616,928 and $269,488, respectively, has been funded under the agreement and recognized as research and development expense.

On October 1, 2024, the Company entered into an exclusive licensing agreement with the same party whereby the Company obtained exclusive license in existing or future patent rights associated with the research. The licensing agreement required the Company to pay fees of $100,000 that were recognized as research and development expense during the year ended December 31, 2024. Under this licensing agreement, the Company will pay a royalty fee equal to 3% of net sales. The agreement includes minimum annual royalty payments that are not applied against future years’ royalty payments. For the year ended December 31, 2025, the Company paid $65,000 in annual royalty fees recognized as research and development expense in our consolidated statement of operations. Annual royalty payments are as follows:

Minimum Annual Royalty
2026	$90,000
2027	$95,000
2028	$125,000
2029	$135,000
2030	$150,000
Thereafter	$150,000

The Company has sublicensing rights and will pay a royalty fee equal to 15% of any such sublicensing revenue to NREL. The royalty fee and the sublicensing fee will be reduced to 2% and 10%, respectively, upon achievement of certain thresholds.

Marathon Petroleum Corporation

On February 28, 2025, Bioleum, a subsidiary of the Company, entered into a series of definitive agreements with Virent, which have been assigned to Bioleum and involve the purchase of $14.0 million in Bioleum equity as part of Bioleum's planned Series A preferred equity financing (“Series A Financing”), subject to a $700 million valuation cap (“Investment”). The purchase price includes $1.0 million in cash and $13.0 million in the Marathon SAFE Note (see Notes 6 and 15) issued in exchange for payment-in-kind assets, on and subject to the terms and conditions of the applicable transaction documents (“Investment Agreements”). The Investment Agreements, as amended on  September 26, 2025, requires the $1.0 million cash portion of the Investment to be made within five business days of the execution by Bioleum of third-party investment agreements for at least $25,000,000 in Series A equity financing. The Investment Agreements additionally require Bioleum to grant MPC Investment LLC a lien on the Marathon Payment-In Kind Assets if Bioleum does not complete $25,000,000 in the Series A equity financing before  March 31, 2026. As of December 31, 2025, $20.0 million of Series A equity financing has been completed. The Investment Agreements provide for the grant by Virent to Bioleum of a non-exclusive, non-transferable, non-assignable, non-sublicensable, perpetual, royalty-free license under the Virent IP solely for research and development purposes associated with the Marathon Payment-In Kind (“Virent IP”), excluding applications involving the heterogenous catalysis of biomass-derived sugars. The Virent IP consists of the transfer of know-how in order to use the Marathon Payment-In Kind Assets and does not represent any standalone value to the Company, thus, no value was assigned to the Virent IP as of  December 31, 2025.

OTHER

Annually, the Company pays each of the independent directors a total of $160,000 in cash or shares of common stock, which includes an annual cash payment of $60,000 plus chair and committee meeting fees. The Chair of each Committee is paid an additional cash payment of $20,000 annually. For years ended December 31, 2025 and 2024, the Company recognized director fees expenses of $992,500 and $900,000, respectively. As of December 31, 2025 and 2024, director fee compensation included in accounts payable on the consolidated balance sheet was $290,000 and $177,500, respectively. As of December 31, 2025 and 2024, the Company accrued $1,475,000 and $1,000,000, respectively, in director fee compensation associated with the director fees payable expected to be satisfied with shares of the Company's common stock is included in other long-term liabilities on the consolidated balance sheet. On December 30, 2025, the Compensation Committee of the Board of Directors approved the payment of the accrued director fee compensation of $1,475,000 and on January 5, 2026, the Company issued 410,866 shares at $3.59 per share to our directors.

From time to time, we are involved in claims and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

NOTE 14         EQUITY

ISSUANCE OF REGISTERED SHARES OF COMMON STOCK

2025 Issuances

On November 21, 2025, the Company entered into an At the Market Offering Agreement (“2025 Titan ATM Agreement”) with Titan Partners Group LLC (“Titan Partners”) to offer and sell registered shares of common stock of the Company at an aggregate offering price of up to $100 million from time to time, at our option, on terms we deem favorable. On November 21, 2025, the Company filed a prospectus supplement to the registration statement on Form S-3, dated November 21, 2025, that registered for resale these shares issued pursuant to the 2025 Titan ATM Agreement which became effective on December 10, 2025. As of December 31, 2025, the Company issued 589,243 registered shares of common stock to Titan Partners for an aggregate sales price of $2,221,513 at an average price per share of $3.77. As of  December 31, 2025, the Company recognized a stock payable of $103,596 for 28,078 of common stock issued on January 2, 2026 included in other long-term liabilities on the consolidated balance sheet. At  December 31, 2025, the 2025 Titan ATM Agreement has $97.8 million remaining capacity.

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

On February 3, 2025, the Company issued 66,035 registered shares of its common stock for debt-issuance costs equal to 3% of the principal amount of the 2025 Kips Bay Note with a fair value of $319,149 (see Note 11).

2024 Issuances

In 2024, pursuant to the  December 2024 Leviston Agreement, the 2024 Kips Bay Agreement, the  July 2024 Leviston Agreement, and the 2023 Kips Bay Agreement, the Company issued an additional 129,636 registered shares of its common stock with a fair value of $412,991 (see Note 11).

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

ISSUANCE OF UNREGISTERED SHARES OF COMMON STOCK

Issuance of unregistered shares of our common stock in connection with investments and other endeavors for the year ended December 31, 2025 are as follows.

Issuance Date	Issued To	Fair Value	Common Shares Issued
Various	Alvin Fund LLC	$401,523	127,509
January 27, 2025	Kips Bay Select LP	$212,766	44,024
February 28, 2025	Former LINICO CEO	$1,860,000	775,000
March 20, 2025	American Science and Technology Corporation (“AST”)	$2,482,200	985,000
May 13, 2025	Private Placement	$1,500,000	625,000
June 10, 2025	Flux Photon Corporation and affiliates	$5,780,000	2,000,000
June 12, 2025	Haywood	$700,000	200,000
August 4, 2025	Northern Comstock LLC	$482,500	132,573
August 12, 2025	Alvin Fund LLC	$4,438,000	1,400,000
August 13, 2025	Georges Trust	$4,755,000	1,500,000
Total common shares issued			7,789,106

Issuance of unregistered shares of our common stock in connection with investments and other endeavors for the year ended  December 31, 2024 are as follows.

Issuance Date	Issued To	Fair Value	Common Shares Issued
Various	Alvin Fund LLC	$527,541	181,632
January 11, 2024	Kips Bay Select LP	$157,895	30,894
March 27, 2024	ClearThink Capital Partners, LLC	$85,000	25,000
April 10, 2024	American Science & Technology (“AST”)	$1,587,025	497,500
April 11, 2024	Decommissioning Services LLC (“Haywood”)	$509,850	150,000
April 19, 2024	OTB Capital Inc. (marketing fees)	$162,693	56,101
April 19, 2024	Private Placement	$250,000	100,000
May 22, 2024	Private Placement	$500,000	125,000
August 6, 2024	Leviston Resources LLC	$54,350	33,779
August 16, 2024	Private Placement	$1,000,000	500,000
September 3, 2024	Northern Comstock LLC	$482,500	292,070
October 9, 2024	Kips Bay Select LP	$106,383	27,090
November 5, 2024	OTB Capital Inc. (marketing fees)	$200,000	43,725
December 20, 2024	Leviston Resources LLC	$53,191	13,542
Total common shares issued			2,076,333

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

Noncontrolling Interest

For consolidated entities in which our ownership is less than 100%, we record a non-controlling interest as a component of equity on the consolidated balance sheets, which represents the third-party ownership in the net assets of the respective consolidated subsidiary. Additionally, the portion of the net income or loss attributable to the non-controlling interest is reported as net income (loss) attributable to non-controlling interest on the consolidated statements of operations. Changes in ownership interests in an entity that do not result in deconsolidation are generally recognized within equity.

In 2025, the Company had several transactions resulting in the establishment of non-controlling interest associated with our subsidiary, Bioleum, including:

•	Bioleum Series A Investment;
•	Bioleum Founder's Share Issuance;
•	Acquisition of RenFuel IP; and
•	Acquisition of Hexas.

On May 22, 2025, the Company, entered into an agreement with an investor to close on the first $20 million in direct Bioleum CP Series A equity investment. On May 22, 2025, Bioleum issued 2.0 million Series 2 Convertible Preferred Shares to the Founder Group in exchange for the assignment of additional developed technologies. As part of the exchange, the Founder Group received equity in Bioleum and the Company determined that the fair value of the Bioleum shares assigned to the Founder Group was $5,280,000 (see Note 15). On December 2, 2025, the Company purchased Acquired IP from the sellers of RenFuel IP (see Note 5). Part of the consideration provided to the sellers was 520,833 shares of Bioleum common stock and warrants to purchase 104,167 shares of common stock of Bioleum at an exercise price of $24 per share (see Note 15). On December 4, 2025, the Company purchased Hexas (see Note 3). The seller and third-party SAFE holders (“Hexas parties”) of Hexas received 146,637 shares of Bioleum common stock, respectively.

As these transactions did not result in a loss of control, they were accounted for as equity transactions. The Company recognized a non-controlling interest representing the investor’s proportionate share of Bioleum’s net assets inclusive of the proceeds. The remaining represents the difference between the proceeds received and the carrying value of the interest transferred, was recorded as an increase to additional paid-in capital as follows:

	Non-Controlling Interest	Additional Paid-In Capital
Series A investment $20 million	$663,638	$19,336,362
Founder Group	$2,636,382	$2,643,618
Acquisition of RenFuel IP	$61,102	$326,898
Warrants issued to RenFuel	$21,000	$—
Acquisition of Hexas	$29,341	$111,534
	$3,411,463	$22,418,412

The Company attributes Bioleum earnings and losses to non-controlling interests using the hypothetical-liquidation book value (“HLBV”) method, which is a balance sheet-oriented approach. Under the HLBV method, Bioleum income and losses are attributed to each unit based on changes to the amounts that each unit would hypothetically receive at each period end under the liquidation provisions of the Bioleum Amended and Restated Certificate of Incorporation filed on May 22, 2025, assuming the net assets of Bioleum were liquidated at their carrying values determined in accordance with GAAP. The proportion of earnings and losses attributed to non-controlling interests under HLBV is subject to change as Bioleum net assets change. As of  December 31, 2025, the liquidation preference of the Company’s Series 1 Convertible Preferred Shares exceeded Bioleum’s net assets, resulting in substantially all of Bioleum's losses being attributed to the Company.

Preferred Rights and Privileges of Bioleum Securities

Bioleum Series 1 Convertible Preferred Shares

The Company owns 1,000,000 shares of Bioleum Series 1 Convertible Preferred shares with an original purchase price and liquidation preference of $65 million (see Note 2). Pursuant to the Bioleum Transaction Documents, Series 1 Preferred shareholders are only convertible into common stock of Bioleum at a conversion rate equal to the original purchase price/liquidation preference divided by $2.00 per share (32.5 million shares of common stock) if restricted quantities and even then, only if certain prerequisites and preconditions are met, including but not limited to a qualified IPO. In the event of a sale or a liquidation of Bioleum, the Series 1 Preferred Stock entitles the Company to $65 million in liquidation preference prior to the distribution of any proceeds to any other class or series of capital stock of Bioleum. In the event of a sale of Bioleum, the Series 1 Preferred Stock entitles the Company to consideration equal to the greater of the $65 million or the consideration that would be received if all shares of Series 1 Preferred Stock were converted into common shares of Bioleum at the time of such sale. In the event of a qualified IPO, the Company can only convert up to 9.9% of outstanding Bioleum common shares at any given time. Series 1 Preferred shareholders are entitled to dividends, as and when declared, with respect to any class of capital stock of Bioleum, on an as-converted basis, if declared with respect to common shares by the Bioleum Board of Directors.

Series 1 Preferred Stock holders are entitled to the following:

•

Designate up to three members of the board of directors of Bioleum, in addition to up to three designees of the Series A Preferred Stock, with a majority tie breaking right designated to the Series A, and one designee of the Series 2 Preferred Stock (this structure was designed to cede and ensure control of the Board by the Series A);

•	Non-voting on matters submitted to common shareholders for approval;
•

Material corporate transactions and structural changes require the unanimous consent of Series A and Series 2 Preferred Stock designees. This restrictive covenant covers amendments to organizational documents, equity issuances, significant debt obligations, and material changes to business operations or asset dispositions, ensuring shared control over major strategic decisions; and

•

Restricted on conversion of Series 1 Preferred Stock into shares of common stock not representing more than 9.9% of the fully diluted capital stock of Bioleum, unless the holders of Series 1 Preferred Stock undertake to distribute all common shares to the shareholders of the holder of such Series 1 Preferred Stock within 60 days of full conversion (that is, distribute the common shares such that they are outside of and no longer in the control of the Comstock Entities);

Bioleum Series 2 Convertible Preferred Shares

The Founders Group were issued 2,000,000 shares of Bioleum Series 2 Convertible Preferred Shares (see Notes 2 and 22). Pursuant to the Bioleum Transaction Documents, in the event of a sale of Bioleum Corporation or Qualified IPO, the Series 2 Preferred Stock is convertible into 20% of the fully diluted common stock of the Corporation at the time of the event and is otherwise restricted until if or when a Qualified IPO or sale of Bioleum Corporation occurs. Series 2 Preferred shareholders are entitled to dividends, as and when declared, with respect to any class of capital stock of Bioleum, on an as-converted basis, if declared with respect to common shares by the Board of Directors. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, after the payment in full of all liquidation amounts required to be paid to the holders of Series 1 Convertible Preferred shares, the remaining assets of the Corporation available for distribution to Bioleum's Series 2 Convertible Preferred shareholders equal to or greater of the following:

•	One times the applicable Original Issue Price, plus any dividends declared but unpaid thereon; or
•

Such amount per share as would have been payable had all shares of such series of Preferred Stock been converted into Common Stock immediately prior to such liquidation, dissolution, winding up or Deemed Liquidation Event

Series 2 Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Preferred Stock held by such holder are as of the record date for determining stockholders entitled to vote on such matter.

Bioleum CP Series A

Each share of Series A Preferred Stock and Series A-1 Preferred Stock shall be convertible, at the option of the holder thereof, at any time, and without the payment of additional consideration by the holder thereof, into such whole number of fully paid and non-assessable shares of Common Stock, as is determined by dividing the applicable Original Issue Price by the applicable Conversion Price in effect at the time of conversion. The conversion price applicable to the Series A Preferred Stock as of the Original Issue Date shall be equal to $24.00 per share of Series A Preferred Stock. Such initial Conversion Price for a series of Series A Preferred Stock, and the rate at which shares of Series A Preferred Stock Preferred Stock may be converted into shares of Bioleum common stock. Holders of CP Series A shares are entitled to dividends, as and when declared, with respect to any class of capital stock of Bioleum, on an as-converted basis, if declared with respect to common shares by the Board of Directors.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, after the payment in full of all liquidation amounts required to be paid to the holders of Series 1 Convertible Preferred shares and Series 2 Convertible Preferred shareholders, the remaining assets of the Corporation available for distribution to Bioleum's CP Series A shareholders. CP Series A shareholders shall be entitled to cast the number of votes equal to the number of whole shares of Bioleum common stock into which the shares of Preferred Stock held by such holder are as of the record date for determining stockholders entitled to vote on such matter.

Bioleum common stock

Bioleum common stock holders are entitled to one vote for each share of common stock held on the record date and no conversion option. Dividend and liquidation rights of Bioleum common stock holders are subject to and qualified by the powers, preferences and special rights of the holders of Series 1 Convertible Preferred shares, Series 2 Convertible Preferred shares and CP Series A shares. Pursuant to the Bioleum Transaction Documents, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, after the payment in full of all Liquidation Amounts required to be paid to the holders of shares of Preferred Stock, the remaining assets of the Corporation available for distribution to Bioleum's common stockholders.

Comstock Metals

On March 1, 2023, Comstock Metals LLC (“Comstock Metals”), a wholly owned subsidiary of the Company, entered into an Employment Agreement with the Metals President. As part of this agreement, the Metals President was to receive 20% of the equity in Comstock Metals, vesting evenly, over a five-year period which commenced on March 1, 2023 through March 1, 2028. On March 1, 2024, the first tranche vested reducing the Company’s ownership in Comstock Metals to 96% with a non-controlling interest of 4%. On December 30, 2024, Comstock Metals and the Metals President entered into a Rescission Agreement to rescind the Employment Agreement and cancel the Metals President vesting of equity in Comstock Metals. The rescission resulted in a decrease in non-controlling interest and a corresponding increase to additional paid-in capital of $91,156 during the year ended December 31, 2024. For the years ended December 31, 2025 and 2024, the Company recognized share-based compensation expense of $0 and $28,767, respectively, associated with the rescinded agreement with the Metals President.

Warrants

On August 12, 2025, pursuant to the CMPO, the Company entered into underwriter purchase warrants with various parties and issued 933,334 warrants with an issue date of August 14, 2025, initial exercise date of February 8, 2026 and expiration date of August 12, 2030 with an exercise price of $2.58. On September 15, 2025, pursuant to the overallotment option, the Company entered into underwriter purchase warrants with various parties and issued 140,000 warrants with an issue date of September 15, 2025, initial exercise date of February 8, 2026 and expiration date of August 12, 2030 with an exercise price of $2.58. The fair value of the warrants were estimated with assistance from third-party valuation specialists and valued using a Black-Sholes call option model with a risk-free rate range from 3.57% to 3.78% and a volatility range of 101% to 103%. The fair value of the initial 933,334 warrants were valued at $1.6 million and the 140,000 overallotment warrants were valued at $313,600.

On August 8, 2025, the Company, Georges Trust and Alvin Fund extended the maturity of the GHF and Alvin Fund warrants to December 31, 2027 and the incremental fair value resulting from the amendment to the Alvin Fund warrants was $203,800 and was recognized as part of the loss on debt extinguishment (see Note 11). During 2024, the warrants were modified in connection with amendments to related debt agreements (see Note 11).

During the years ended December 31, 2025 and 2024, no warrants were exercised or expired (see Note 22).

Outstanding warrants for the year ended  December 31, 2025 and 2024 are as follows:

	Number of Warrants as of December 31, 2025	Number of Warrants as of December 31, 2024	Exercise Price	Expiration Date
GHF, Inc.	20,000	20,000	$4.56	December 31, 2027
GHF, Inc.	50,000	50,000	$4.56	December 31, 2027
GHF, Inc.	50,000	50,000	$4.56	December 31, 2027
Alvin Fund LLC	100,000	100,000	$4.56	December 31, 2027
Underwriter Purchase Warrants	1,073,334	—	$2.58	August 12, 2030
Total outstanding warrants	1,293,334	220,000

On December 2, 2025, pursuant to the Asset Transfer Agreement, Bioleum issued to the sellers of RenFuel warrants to purchase an additional 104,167 shares of Bioleum common stock with a fair value of $21,000 (see Notes 5 and 15).

NOTE 15         FAIR VALUE MEASUREMENTS

The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2025:

		Fair Value Measurements at
		December 31, 2025
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Georges Trust derivative	$1,201,114	$—	$1,201,114	$—
Alvin Fund derivative	759,682	—	759,682	—
Total assets measured at fair value	$1,960,796	$—	$1,960,796	$—

Liabilities:
Marathon SAFE Note	$12,000,000	$—	$—	$12,000,000
Total liabilities measured at fair value	$12,000,000	$—	$—	$12,000,000

The following table presents our assets measured at fair value on a recurring basis at December 31, 2024:

		Fair Value Measurements at
		December 31, 2024
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Haywood derivative	$1,529,850	$—	$1,529,850	$—
Total assets measured at fair value	$1,529,850	$—	$1,529,850	$—

VALUATION METHODOLOGIES

The following is a description of the valuation methodologies used for the Company's financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Derivatives

The Company has several derivatives associated with its common stock including make-whole commitments and debt conversion options. Many of these derivatives were fully settled or extinguished in 2025. The following tables presents changes in our derivative assets and liabilities that include level 3 inputs for the years ended December 31, 2025 and 2024, measured at fair value:

	For the Year Ended December 31, 2025
	As of December 31, 2024	(Additions) Deductions	Conversions	Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	Other	As of December 31, 2025
2025 Kips Bay convertible debt derivative	$—	$(1,920,000)	$1,196,318	$723,682	$—	$—	$—

Make-whole Commitments
Flux Photon derivative	—	186,813	—	(186,813)	—	—	—
Georges Trust derivative	—	101,114	—	885,000	215,000	—	1,201,114
Alvin Fund derivative	—	(66,318)	—	826,000	—	—	759,682
LINICO acquisition-related payable derivative	—	(400,170)	—	400,170	—	—	—
AST derivative	—	(916,204)	—	916,204	—	—	—
Haywood Property derivative	1,529,850	360,426	—	(2,120,276)	230,000	—	—
Total assets (liabilities) measured at fair value	$1,529,850	$(2,654,339)	$1,196,318	$1,443,967	$445,000	$—	$1,960,796

	For the Year Ended December 31, 2024
	As of December 31, 2023	(Additions) Deductions	Conversions	Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	Other	As of December 31, 2024
2023 Kips Bay convertible debenture derivative	$(1,360,000)	$(836,000)	$735,125	$1,460,875	$—	$—	$—
2024 Kips Bay convertible debt derivative	—	(1,558,000)	1,806,113	(248,113)	—	—	—
Leviston July 2024 convertible debt derivative	—	(1,210,000)	1,080,000	130,000	—	—	—
Leviston December 2024 convertible debt derivative	—	(690,000)	775,028	(85,028)	—	—	—

Make-whole Commitments
GenMat derivative	(781,966)	—	—	(687,429)	2,164,364	(694,969)	—
Haywood Property derivative	(875,000)	100,000	—	1,575,000	729,850	—	1,529,850
LINICO related derivative	(2,383,162)	—	—	(860,691)	—	3,243,853	—
Total assets (liabilities) measured at fair value	$(5,400,128)	$(4,194,000)	$4,396,266	$1,284,614	$2,894,214	$2,548,884	$1,529,850

At  December 31, 2025, the fair value of the derivative assets (George's Trust and Alvin) were based on a trading price of the Company’s shares of $3.76. At December 31, 2024, Haywood Property derivative asset was based on a trading price of the Company’s shares of $8.00.

2025 Kips Bay Select LP Conversion Option

On January 10, 2025, the Company recorded a derivative liability on the consolidated balance sheets in connection with the Kips Bay Note. On that date, the $1,700,000 fair value of the derivative liability was determined based on the bifurcation of the derivative liability from the convertible note. The derivative was valued using a Monte Carlo valuation model with a conversion price equal to 88% of the 7-day minimum VWAP, discount rate of 35%, risk free rate of 4.24%, and volatility of 103.0%. On March 11, 2025, the Company bifurcated the conversion feature for the second $5.0 million tranche and recorded a derivative liability with a corresponding additional to debt discount of $220,000 reflected in our consolidated balance sheet. The derivative for the second tranche was valued using a Monte Carlo valuation model with a conversion price equal to 88% of the 7-day minimum VWAP, discount rate of 35% risk free rate of 3.98%, and volatility of 126.0%.

During the year ended December 31, 2025, the Company recorded a gain of $723,682 for the change in the fair value of the derivative. During the year ended December 31, 2025, $1,196,318 of the derivative liability decreased in connection with the conversion of the related debt into shares of common stock. At  December 31, 2025, the Kips Bay Note was fully converted. The derivative liability was classified within Level 3 of the valuation hierarchy.

In 2025, the range of variables used to calculate the original fair value of the conversion option derivative and the fair value on the dates of conversion are as follows.

Stock Price	Discount Rate	Volatility	Risk Free Rate
Conversion price equal to 88% of the 7 day minimum VWAP	35%	103.0% to 134.0%	3.93% to 4.24%

Flux Photon Derivative Instrument

On May 21, 2025, in connection with the restructured acquisition of Bioleum and the execution and delivery of the Bioleum Transaction Documents (see Note 2), the Company and Flux Photon entered into the FPC Asset Purchase Agreement Amendment. Under the FPC Asset Purchase Agreement Amendment, the Company committed to a final settlement of $10.0 million of the existing Earn Out obligation. To satisfy this commitment, the Company issued 1,700,000 shares of common stock with an initial fair value of $4,913,000 based on a $2.89 closing price. The Company recorded a derivative liability of $5,087,000 to represent the remaining obligation. The arrangement includes a "true-up" provision whereby the Company will pay any shortfall or receive any excess proceeds if the eventual sale of these shares by Flux Photon differs from the $10.0 million settlement amount. Through  December 31, 2025, Flux Photon sold all 1,700,000 shares of the Company's stock for net proceeds of $4,726,187 with a remaining amount owed to Flux Photon pursuant to the FPC Asset Purchase Agreement of $5,273,813 which was recognized as Flux Photon payable in our consolidated balance sheet. During the year ended December 31, 2025, the Company recorded a loss of $186,813 for the change in the fair value of the derivative. The derivative liability was classified within Level 2 of the valuation hierarchy.

Georges Trust Derivative Instrument

On August 13, 2025, pursuant to the GHF 2021 Note Amendment (see Note 11), the Company issued 1,500,000 shares of its common stock to Georges Trust with a fair value of $4,755,000 determined by the closing price per share of our common stock of $3.17. If and to the extent that the sale of the shares results in net proceeds greater than $4,653,886, the Georges Trust is required to pay all of such excess proceeds to the Company. If and to the extent that the sale of the shares results in net proceeds less than $4,653,886, then the Company is required to pay Georges Trust equal to such shortfall. Pursuant to the amendment, a true up provision was recognized as a derivative asset in the amount of $101,114. During the year ended December 31, 2025, the Company paid Georges Trust $215,000 which resulted in a decrease in contractual stock consideration. During the year ended December 31, 2025, the Company recorded a gain of $885,000 for the change in the fair value of the derivative. The derivative asset is classified within Level 2 of the valuation hierarchy.

Alvin Fund Derivative Instruments

On August 12, 2025, pursuant to the Alvin Fund 2022 and the Alvin Fund 2023 Note Amendments (see Note 11), the Company issued 1,400,000 shares of its common stock to Alvin Fund with a fair value of $4,438,000 determined by the closing price per share of our common stock of $3.17.  If and to the extent that the sale of the shares results in net proceeds greater than $4,504,318, the Alvin Fund is required to pay all of such excess proceeds to the Company. If and to the extent that the sale of the shares results in net proceeds less than $4,504,318, then the Company is required to pay Alvin Fund equal to such shortfall. Pursuant to the amendment, a true up provision was recognized as a derivative liability in the amount of $66,318. During the year ended December 31, 2025, the Company recorded a gain of $826,000 for the change in the fair value of the derivative. The derivative asset is classified within Level 2 of the valuation hierarchy (see Note 22).

LINICO Derivative Instrument

On December 30, 2021, the Company entered into an agreement to acquire 3,129,081 LINICO common shares from its Former LINICO CEO for $7,258,162. Through 2024, the total consideration for this agreement amounted to $4,014,309, comprising the net proceeds of $1,064,309 and cash payments made by the Company since 2021, totaling $2,950,000. In March 2025, the Company issued to the Former LINICO CEO 775,000 shares of its common stock with a fair value $1,860,000 and recorded a derivative liability of $340,000. The issuance was in conjunction with a settlement designed to fully satisfy the existing obligation of $3,243,853 and resulted in a gain of $845,000 reflected in gain on extinguishment of liability on our consolidated statement of operations.  During the year ended  December 31, 2025, the Company made additional cash payments of $148,853 and issue common shares of the Company valued at $2,200,000 to settle all amounts payable for the acquisition of LINICO to the Former LINICO CEO in full (see Note 9). The Company agreed to make up any shortfall if the proceeds from the sale of the shares are less than $2.2 million, and the Former LINICO CEO agreed to refund any excess proceeds. During the year ended December 31, 2025, the Company recorded a gain of $400,170 for the change in the fair value of the derivative. At  December 31, 2025, the Company fulfilled our commitment requirements on the make-whole provision and the derivative and the accounting thereto. The derivative liability was classified within Level 2 of the valuation hierarchy.

AST Derivative Instrument

On March 20, 2025, the Company recognized a derivative asset on the consolidated balance sheets in connection with the Second License Agreement Amendments (see Note 10). On that date, the $480,540 fair value of the derivative asset was determined based on the excess of the fair value of 1,207,166 shares of our common stock issued to and held by AST over the $3.5 million contractual stock consideration required under the agreement. The value of the shares was based on the $2.52 closing price per share of our common stock on that date. The Company further agreed to register the Company's common stock for resale by AST under the Securities Act of 1933, as amended, which became effective on April 7, 2025. During the year ended December 31, 2025, the Company recorded a gain $916,204 for the change in the fair value of the derivative. The derivative asset was classified in Level 2 of the valuation hierarchy. At  December 31, 2025, the Company fulfilled our commitment requirements on the make-whole provision and the derivative and the accounting thereto.

Haywood Derivative Instrument

Pursuant to the Third Amendment (see Note 10), the Company issued an additional 200,000 shares of our common stock to Haywood with a fair value of $700,000 at the closing price of $3.50. Through 2024, the Company issued 300,000 shares of our common stock to Haywood with a fair value of $2,754,850 and also made cash payments of $420,000. During the year ended  December 31, 2025, the Company paid Haywood $230,000 which resulted in a decrease in contractual stock consideration. As of  December 31, 2025, Haywood sold all 500,000 shares of the Company's stock for net proceeds of $1,699,359. During the years ended December 31, 2025 and 2024, the Company recorded a loss of $2,120,276 and gain of $1,575,000, respectively, for the change in the fair value of the derivative. At  December 31, 2025, the Company fulfilled our commitment requirements on the make-whole provision and the derivative and the accounting thereto. The derivative liability was classified within Level 2 of the valuation hierarchy.

2023 Kips Bay Select LP Conversion Option

On December 27, 2023, the Company recognized a conversion option derivative liability on the consolidated balance sheets in connection with the 2023 Kips Bay Note (see Note 11). On that date, the $1,360,000 fair value of the conversion option derivative was determined based on bifurcation of the conversion option from the 2023 Kips Bay Note. At December 31, 2023, the derivative was valued using a Monte Carlo valuation model with a conversion price equal to 90% of the average price capped at $1.00, discount rate of 35%, risk free rate of 4.54%, and volatility of 96.0%. On January 27, 2024, the Company recognized an additional $836,000 associated with the additional borrowings under the 2023 Kips Bay Note. During 2024, $735,125 of the derivative liability was eliminated in connection with the conversion of the related debt into shares of common stock. At December 31, 2024, the underlying note was fully converted eliminating the conversion option derivative.

In 2024, the range of variables used to calculate the original fair value of the conversion option derivative and the fair value on the dates of conversion are as follows.

Stock Price	Discount Rate	Volatility	Risk Free Rate
Conversion price equal to 90% of the average price capped at $1.00	35%	61.0% to 96.0%	4.33% to 4.65%

2024 Kips Bay Select LP Conversion Option

On September 19, 2024, the Company recognized a conversion option derivative liability on the consolidated balance sheets in connection with the 2024 Kips Bay Note (see Note 11). On that date, the $1,120,000 fair value of the conversion option derivative was determined based on the bifurcation of the conversion option from the 2024 Kips Bay Note. The derivative was valued using a Monte Carlo valuation model with a conversion price equal to 88% of the seven day minimum VWAP, discount rate of 35%, risk free rate of 3.75%, and volatility of 78.0%. On October 23, 2024, the Company recognized an additional $438,000 associated with the additional borrowings of $1.5 million under the 2024 Kips Bay Note. The derivative was valued using a Monte Carlo valuation model with a conversion price equal to 88% of the seven day VWAP, discount rate of 35%, risk free rate of 4.14%, and volatility of 77.0%. During 2024, $1,806,113 of the derivative liability was eliminated in connection with the conversion of the related debt into shares of common stock. At December 31, 2024, the underlying note was fully converted eliminating the conversion option derivative.

In 2024, the range of variables used to calculate the original fair value of the conversion option derivative and the fair value on the dates of conversion are as follows.

Stock Price	Discount Rate	Volatility	Risk Free Rate
Conversion price equal to 88% of the seven day minimum VWAP	35%	77.0% to 80.0%	4.09% to 4.23%

Leviston Resources LLC Conversion Options

On July 19, 2024, the Company recognized a conversion option derivative liability on the consolidated balance sheets in connection with the July 2024 Leviston Note (see Note 11). On that date, the $1,210,000 fair value of the conversion option derivative was determined based on the bifurcation of the conversion option from the July 2024 Leviston Note. The derivative was valued using a Monte Carlo valuation model with a conversion price equal to the lower of (i) the closing day price times 150% or (ii) 80% of minimum historical 10 day VWAP, discount rate of 35%, risk free rate of 4.65%, and volatility of 79.0%. During 2024, $1,080,000 of the derivative liability was eliminated in connection with the conversion of the related debt into shares of common stock. At December 31, 2024, the underlying note was fully converted eliminating the conversion option derivative.

In 2024, the range of variables used to calculate the original fair value of the conversion option derivative and the fair value on the dates of conversion are as follows.

Stock Price	Discount Rate	Volatility	Risk Free Rate
Conversion price equal to 150% or 80% of minimum historical 10 day VWAP	35%	70.0% to 79.0%	4.33% to 4.65%

On December 4, 2024, the Company recognized a conversion option derivative liability on the consolidated balance sheets in connection with the December 2024 Leviston Note (see Note 11). On that date, the $690,000 fair value of the conversion option derivative was determined based on the bifurcation of the conversion option from the  December 2024 Leviston Note. For debt conversions occurring during 2024, the derivative was valued using a Monte Carlo valuation model with a conversion price equal to 88% of the seven day VWAP, discount rate of 35%, risk free rate of 4.11%, and volatility of 79.0%. During 2024, $775,028 of the derivative liability was eliminated in connection with the conversion of the related debt into shares of common stock. At December 31, 2024, the underlying note was fully converted eliminating the conversion option derivative.

In 2024, the range of variables used to calculate the original fair value of the conversion option derivative and the fair value on the dates of conversion are as follows.

Stock Price	Discount Rate	Volatility	Risk Free Rate
Conversion price equal to 88% of the seven day minimum VWAP	35%	79.0% to 102.0%	4.10% to 4.16%

GenMat Derivative Instrument

On May 17, 2024, the Company fulfilled our initial funding requirements of $15.0 million which satisfied the make-whole provision and removed the requirement to account for the commitment as a derivative. On May 17, 2024, the fair value of the Company's shares of common stock still held by GenMat of $694,969 was transferred to Advances to GenMat (see Note 4). The derivative liability was classified in Level 2 of the valuation hierarchy.

Other

Marathon SAFE Note Instrument

On February 28, 2025, Bioleum, the Company's subsidiary, entered into a series of definitive agreements with Virent, which have been assigned to Bioleum and involve the purchase of Bioleum equity as part of Bioleum's planned Series A Financing (see Notes 6 and 13). As of February 28, 2025, the Company recognized the Marathon SAFE Note liability of $12.0 million on the condensed consolidated balance sheets in connection with the agreement with Virent and elected to account the Marathon SAFE Note liability under the fair value option. The Marathon SAFE Note liability was estimated with assistance from third-party valuation specialists and valued using a probability weighted present value of the Marathon SAFE Note with the discount factor based on published venture capital rate of returns of 35% and a discounting period range of 0.25 to 0.84 years. At  December 31, 2025, the fair value of the Marathon SAFE Note liability was estimated at $12.0 million and valued using a probability weighted present value of the Marathon SAFE Note with the discount factor based on published venture capital rate of returns of 35% and a discounting period range of 0.25 to 0.75 years. During the year ended December 31, 2025, the change in the fair value associated with the Marathon SAFE Note was $nil. The Marathon SAFE Note liability was classified as a Level 3 of the valuation hierarchy.

In 2025, the range of variables used to calculate the original fair value of the Marathon SAFE Note and the fair value on the dates of conversion are as follows.

Present Value of Marathon SAFE Note	Discount Rate	Period Range
$11.1 million to $12.0 million	35%	0.25 years to 1.0 years

Founders Shares

The Founder Group received equity in Bioleum, the Company's subsidiary, (see Notes 2, 8 and 14) and the fair value of the Founders Shares were estimated with the assistance from third-party valuation specialists and valued using a historical cost approach and an option pricing analysis of the Founders Shares with the discount factor based on published venture capital rate of returns of 50%, an option term of 5 years, a risk-free rate of 4.11%, a marketability discount of 40% and peer volatility of 108%. The Founders Shares were classified within Level 3 of the valuation hierarchy. The initial fair value determination of the Founder Shares at the date of issuance is a non-recurring fair value measurement (see Note 22).

RenFuel IP Asset Acquisition

The sellers of RenFuel received equity in Bioleum pursuant to the Asset Transfer Agreement (see Notes 5 and 14) and the fair value of the Bioleum common shares issued for the purchase price as well as the warrants of 104,167 shares of Bioleum common stock were estimated with assistance from third-party valuation specialists and valued using a historical cost approach and an option pricing analysis of the sellers of RenFuel shares with the discount factor based on published venture capital rate of returns of 55%, an option term of 4.5 years, a risk-free rate of 3.65%, a marketability discount of 39% and peer volatility of 93%. The fair value of the warrants and Bioleum common shares were classified within Level 3 of the valuation hierarchy. The initial fair value determination of the Bioleum Corporation shares at the date of issuance is a non-recurring fair value measurement.

Hexas Business Acquisition

The Hexas parties received equity in Bioleum pursuant to the Stock Purchase Agreement to acquire 100% of the issued and outstanding equity and voting shares of Hexas (see Notes 3 and 14). The former owner of Hexas received 146,637 shares of Bioleum common stock with a fair value of $140,875, a $2.5 million unsecured convertible debenture with a fair value of $78,000 and deferred compensation of the remaining $400,000 of additional cash payments with a fair value of $199,695 with the discount factor based on published venture capital rate of returns of 35% over the next four years. The fair value of the Bioleum common shares was estimated with the assistance from third-party valuation specialists for the valuation of Hexas and valued using a historical cost approach with the discount factor based on published venture capital rate of returns of 55% and an obsolescence factor range of 20% to 95% (see Note 3). The fair value of the deferred compensation and debenture were based on observable inputs and the fair value of the Bioleum shares were classified within Level 3 of the valuation hierarchy. The initial fair value determination of the Bioleum Corporation shares at the date of issuance is a non-recurring fair value measurement.

Other Financial Instruments

At December 31, 2025, the carrying amount of cash and cash equivalents, notes receivable, advances, deposits, Flux Photon payable, and reclamation bond approximates fair value because of the short-term maturity of these financial instruments.

NOTE 16         STOCK-BASED COMPENSATION

In 2020, the Company adopted the Comstock Mining Inc. 2020 Equity Incentive Plan (the “2020 Plan”). In 2022, the Company adopted the Comstock Inc. 2022 Equity Incentive Plan (the “2022 Plan”). While the 2020 Plan and 2022 Plan exist and have 180,000 shares and 600,000 shares, respectively, available for issuance, no awards are currently outstanding and no expense was recognized during the periods presented.

COMSTOCK METALS PROFIT INTEREST AWARD AGREEMENT

On December 22, 2025, Comstock Metals, a wholly owned subsidiary of the Company, entered into a Profit Interest Award Agreement with the Metals President. Pursuant to the agreement, all units vest on achieving a service condition of five years and a performance condition for the sale and/or liquidation of Comstock Metals. The Metals President is eligible to receive up to 20% of net proceeds above $6.2 million associated with the sale and/or liquidation associated with the change in control of Comstock Metals. Management determined that the estimated fair value of the equity award was $570,000 and our valuation method incorporated the present value of projected cash flows to calculate the discounted cash flows compared to the guidance for public companies with a marketability discount rate of 40.0%, risk free rate of 3.68%, and volatility of 102.0%. As of December 31, 2025, the total unrecognized compensation cost related to these performance-based stock awards was $570,000. Because the Company determined that the achievement of the performance condition—specifically the sale or liquidation of Comstock Metals—was not probable as of the reporting date, no stock-based compensation expense has been recognized for the year ended  December 31, 2025.

NOTE 17         OTHER INCOME AND EXPENSES

Other income (expense) net consisted of the following for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Equity loss in affiliates	$(30,562)	$(1,764,643)
Settlement of Haywood receivable	134,329	—
Settlement of AST receivable	(175,844)	—
Settlement of LINICO receivable	60,170	—
Expiration of LINICO deposits	(375,000)	—
Change in fair value GenMat advances	—	256,181
Expiration of SSOF deposits	—	400,000
Other	32,589	42,309
Total other income (expense)	$(354,318)	$(1,066,153)

NOTE 18         INCOME TAXES

No benefit (provision) has been recognized for the years ended December 31, 2025 and 2024.

The Company's pretax net loss for the years ended  December 31, 2025 and 2024 of $43,076,443 and $53,321,454, respectively, was all from operations in the United States. The difference between the provision for income taxes reported in the consolidated financial statements and the provision for income taxes based on federal statutory rates results principally from (1) valuation allowance adjustments and (2) certain other permanent differences.

Reconciliation of the statutory federal income tax rates consist of the following:

	December 31, 2025		December 31, 2024
U.S. Federal statutory rate	$(9,046,053)	21.00%	$(11,214,608)	21.00%
State and local income taxes, net of Federal income tax effect (a)	—	—%	—	—%
Change in valuation allowance	7,199,803	(16.71)%	7,597,039	(14.23)%
Nontaxable or nondeductible items	249,492	(0.58)%	14,568	(0.03)%
Other
Prior period adjustments	1,596,758	(3.71)%	3,407,893	(6.38)%
Other, net	—	—%	195,108	(0.36)%
Total	$—	—%	$—	—%
(a) State taxes in Oklahoma, California and New York make up the majority (greater than 50%) of the tax effect in this category (offset by valuation allowance changes).

The Company’s total deferred income taxes at  December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Asset retirement obligation	$1,374,083	$1,293,493
Mining exploration, development, claims, and permit costs	657,785	790,641
Lease liability	3,962,923	1,144,048
Net operating loss carryforward	69,915,033	54,844,665
Capital loss carryforward	894,987	906,263
Capitalized research expenditures	8,819	5,364,855
Other	526,897	622,128
Total deferred tax asset	77,340,527	64,966,093
Valuation allowance	(64,307,185)	(57,047,815)
Net deferred tax assets	13,033,342	7,918,278
Deferred tax liabilities:
Mineral rights and properties, plant, and equipment	(2,684,358)	(309,800)
Right of use asset – leases	(3,932,257)	(1,189,466)
Intangible assets	(580,099)	(844,818)
Fair value adjustments	(5,836,628)	(5,574,194)
Total deferred tax liabilities	(13,033,342)	(7,918,278)
Net deferred tax assets and liabilities	$—	$—

The Company records a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2025 and 2024, the Company has determined that a full valuation allowance is necessary against its net deferred tax assets based on this evidence and have valuation allowances of $64.3 million and $57.0 million, respectively, against the net deferred tax assets.

At December 31, 2025, the Company has total net operating loss carryforwards (“NOLs”) and capital loss carryforwards (“CLCs”) of approximately $343.9 million. Of this total, the Company has approximately $159.1 million in NOLs for federal income tax purposes which, if not utilized, will begin to expire in 2026, approximately $172.5 million for federal income tax purposes with no expiration, but which are subject to 80% limitation upon utilization, and approximately $8.1 million in NOLs for state income tax purposes. The Company also has $4.2 million of CLCs for federal income tax purposes which, if not utilized, will begin to expire in 2030. Additionally, certain NOLs and CLCs could be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

Year NOL expiring	Amount
2026	$5,482,741
2027	4,097,197
2028	4,166,775
2029	8,094,233
2030	5,672,414
Thereafter	131,604,777
Federal NOL with no expiration	172,455,307
Total Federal NOL	331,573,444
State NOL apportioned	8,141,147
Capital loss carryforward - Federal	4,220,116
Total NOL and capital loss carryforward	$343,934,707

At December 31, 2025, and 2024, the Company did not have any recognized tax benefits. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. The Company is subject to U.S. federal and state income tax examination for tax years 2022 and forward. Tax returns for years prior to 2022  may remain open with respect to net operating loss carryforwards that are utilized in a later year, as tax attributes from prior years can be adjusted during an audit of a later year.

Through December 31, 2024, the Company filed a consolidated federal income tax return for Comstock Inc. and its subsidiaries. Beginning in 2025, the Company will file two consolidated federal income tax returns: one for Comstock Inc. and its subsidiaries, and one for Bioleum Corporation and its subsidiaries. The separate filing requirement for Bioleum arises because Comstock Inc. owns below the 80% ownership threshold required under federal tax law for inclusion in a consolidated group.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net income (loss) per share:

	December 31, 2025	December 31, 2024
Numerator:
Net loss attributed to Comstock Inc.	$(43,076,443)	$(53,321,454)

Denominator:
Basic weighted average shares outstanding	36,707,660	16,613,755
Incremental shares	—	—
Diluted weighted average shares outstanding	36,707,660	16,613,755

Net income (loss) per common shares:
Basic EPS	$(1.17)	$(3.21)
Diluted EPS	$(1.17)	$(3.21)

For the years ended December 31, 2025 and 2024, all common stock equivalent shares, including warrants to purchase common stock, are antidilutive.

NOTE 20         SEGMENT REPORTING

We have the following segments and reporting units: Fuels, Metals, Mining, Strategic Investments and Corporate. Summarized financial information relating to our reportable segments is provided below. For the Strategic Investments and Corporate Segments, our chief operating decision maker (“CODM”) is our chief executive officer. For our Fuels Segment, our CODM is the chief executive officer of Bioleum. For the Metals segment, our CODM is the Metals President. For the Mining segment, our CODM is its President and our chief financial officer.

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

The Company’s total revenue for the year ending  December 31, 2025, consisted of the following:

			Strategic
	Metals	Mining	Investments	Corporate	Bioleum	Total
Mining and Real Estate	$—	$136,000	$—	$17,100	$—	$153,100
Recycling	216,143	—	—	—	—	216,143
Decommissioning Services	1,082,752	—	—	—	—	1,082,752
Off-take	101,801	—	—	—	—	101,801
Total Revenue	$1,400,696	$136,000	$—	$17,100	$—	$1,553,796

The Company’s total revenue for the year ending December 31, 2024, consisted of the following:

			Strategic
	Metals	Mining	Investments	Corporate	Bioleum	Total
Mining and Real Estate	$—	$2,595,725	$—	$19,200	$—	$2,614,925
Recycling	55,245	—	—	—	—	55,245
Decommissioning Services	282,117	—	—	—	—	282,117
Off-take	63,876	—	—	—	—	63,876
Total Revenue	$401,238	$2,595,725	$—	$19,200	$—	$3,016,163

At  December 31, 2025, one customer, RWE, accounted for over 10% of our revenues and two customers, Illuminate and Alpaugh North LLC, accounted for over 10% of our accounts receivable balance. At  December 31, 2024, the Company has one customer, Mackay Precious Metals Inc., that accounted for over 10% of our revenues and accounts receivable balance. At  December 31, 2025, Comstock Metals billed $3.5 million of which $1.4 million was for decommissioning services, recycling fees and off-take revenue and $1.8 million of which represents fees for recycling services that have not yet been completed and are recognized as deferred revenue. As of  December 31, 2025, total deferred revenue for these services were $2.1 million.

Twelve-Months Ended
December 31, 2025	Metals	Mining	Strategic Investments	Corporate / Other	Total of Segments before Bioleum Corp.	Bioleum	Consolidated
Revenue	$1,400,696	$136,000	$—	$17,100	$1,553,796	$—	$1,553,796

Cost of goods sold	$2,626,962	$—	$—	$—	$2,626,962	$—	$2,626,962

Selling and marketing	$110,237	$—	$—	$580,249	$690,486	$362,943	$1,053,429

General and administrative	$3,110,984	$1,418,171	$13,604	$8,774,102	$13,316,861	$6,300,726	$19,617,587

Research and development	$176,495	$4,188	$—	$591,731	$772,414	$11,547,490	$12,319,904

Depreciation and amortization	$255,212	$168,707	$—	$79,085	$503,004	$3,339,222	$3,842,226

Impairment of intangible assets	$—	$—	$—	$9,333	$9,333	$—	$9,333

Impairment of properties, plant and equipment	$30,480	$402,931	$—	$—	$433,411	$—	$433,411

(Gain) on sale of mineral rights	$—	$(200,000)	$—	$—	$(200,000)	$—	$(200,000)

(Loss) income from operations	$(4,909,674)	$(1,657,997)	$(13,604)	$(10,017,400)	$(16,598,675)	$(21,550,381)	$(38,149,056)

Total other income (expense), net	$1,397	$(1,905,951)	$25,170	$(3,699,692)	$(5,579,076)	$561,246	$(5,017,830)

Net income (loss)	$(4,908,277)	$(3,563,948)	$11,566	$(13,717,092)	$(22,177,751)	$(20,989,135)	$(43,166,886)

Interest expense	$—	$3,396	$—	$1,473,213	$1,476,609	$451,191	$1,927,800

Equity method investment income (loss)	$—	$—	$—	$—	$—	$(30,562)	$(30,562)

Acquisitions to intangible assets	$—	$—	$—	$—	$—	$21,725,616	$21,725,616

Capital Expenditures	$367,044	$1,000	$—	$—	$368,044	$1,969,508	$2,337,552

Twelve-Months Ended
December 31, 2024	Metals	Mining	Strategic Investments	Corporate / Other	Total of Segments before Bioleum Corp.	Bioleum	Consolidated
Revenue	$401,238	$2,595,725	$—	$19,200	$3,016,163	$—	$3,016,163

Cost of goods sold	$451,938	$—	$—	$—	$451,938	$—	$451,938

Selling and marketing	$7,075	$—	$—	$471,369	$478,444	$1,515	$479,959

General and administrative	$1,365,487	$1,842,667	$(76,080)	$8,170,776	$11,302,850	$920,247	$12,223,097

Research and development	$537,132	$1,442	$338,135	$15,154,137	$16,030,846	$3,067,337	$19,098,183

Depreciation and amortization	$1,035,534	$180,714	$424,957	$(368,737)	$1,272,468	$970,086	$2,242,554

Impairment of intangible assets	$8,655,176	$—	$7,560	$5,133	$8,667,869	$—	$8,667,869

Impairment of properties, plant and equipment	$—	$—	$—	$324,047	$324,047	$—	$324,047

(Gain) on sale of mineral rights	$—	$(804,489)	$—	$—	$(804,489)	$—	$(804,489)

(Loss) income from operations	$(11,651,104)	$1,375,391	$(694,572)	$(23,737,525)	$(34,707,810)	$(4,959,185)	$(39,666,995)

Total other income (expense), net	$—	$239,817	$(1,884,041)	$(11,794,916)	$(13,439,140)	$(296,763)	$(13,735,903)

Net income (loss)	$(11,651,104)	$1,615,208	$(2,578,613)	$(35,532,441)	$(48,146,950)	$(5,255,948)	$(53,402,898)

Interest expense	$—	$4,120	$—	$2,669,208	$2,673,328	$298,023	$2,971,351

Equity method investment income (loss)	$—	$15,049	$(1,599,011)	$(180,681)	$(1,764,643)	$—	$(1,764,643)

Acquisitions to intangible assets	$—	$—	$—	$10,000	$10,000	$275,000	$285,000

Capital Expenditures	$934,724	$—	$—	$—	$934,724	$—	$934,724

As of December 31, 2025	Metals	Mining	Strategic Investments	Corporate / Other	Total of Segments before Bioleum Corp.	Bioleum	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$183,458	$149,060	$—	$9,425,807	$9,758,325	$7,193,320	$16,951,645

Accounts receivable	$287,874	$(152)	$—	$—	$287,722	$1,000,000	$1,287,722

Derivative assets	$—	$—	$—	$1,960,796	$1,960,796	$—	$1,960,796

Other current assets	$96,180	$1,975	$—	$166,977	$265,132	$192,684	$457,816

Total current assets	$567,512	$150,883	$—	$11,553,580	$12,271,975	$8,386,004	$20,657,979

Non-current Assets:
Investments	$—	$—	$38,426,065	$—	$38,426,065	$1,079,371	$39,505,436

Properties, plant and equipment, net	$2,387,121	$7,160,772	$6,328,338	$355,841	$16,232,072	$13,654,137	$29,886,209

Intangible assets, net	$—	$—	$—	$—	$—	$24,943,388	$24,943,388

Goodwill	$—	$—	$—	$—	$—	$1,507,154	$1,507,154

Other assets	$13,563,776	$16,109,357	$730,596	$9,400,000	$39,803,729	$13,300,742	$53,104,471

Total non-current assets	$15,950,897	$23,270,129	$45,484,999	$9,755,841	$94,461,866	$54,484,792	$148,946,658

TOTAL ASSETS	$16,518,409	$23,421,012	$45,484,999	$21,309,421	$106,733,841	$62,870,796	$169,604,637

As of December 31, 2024	Metals	Mining	Strategic Investments	Corporate / Other	Total of Segments before Bioleum Corp.	Bioleum	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$4,040	$26,547	$136	$918,842	$949,565	$4,706	$954,271

Accounts receivable	$157,280	$512,391	$—	$1,750,000	$2,419,671	$—	$2,419,671

Derivative assets	$—	$1,529,850	$—	$—	$1,529,850	$—	$1,529,850

Other current assets	$29,003	$5,641	$7,058,933	$484,344	$7,577,921	$76,332	$7,654,253

Total current assets	$190,323	$2,074,429	$7,059,069	$3,153,186	$12,477,007	$81,038	$12,558,045

Non-current Assets:
Investments	$—	$—	$37,776,065	$—	$37,776,065	$1,109,933	$38,885,998

Properties, plant and equipment, net	$2,294,039	$5,532,409	$—	$463,908	$8,290,356	$314,738	$8,605,094

Intangible assets, net	$—	$—	$—	$9,833	$9,833	$5,849,319	$5,859,152

Other assets	$4,731,117	$17,645,939	$375,000	$41,859	$22,793,915	$2,607,677	$25,401,592

Total non-current assets	$7,025,156	$23,178,348	$38,151,065	$515,600	$68,870,169	$9,881,667	$78,751,836

TOTAL ASSETS	$7,215,479	$25,252,777	$45,210,134	$3,668,786	$81,347,176	$9,962,705	$91,309,881

NOTE 21         RELATED PARTY TRANSACTIONS

The following related party transactions occurred during the years ended December 31, 2025 and 2024.

TRANSACTIONS INVOLVING SIERRA SPRINGS OPPORTUNITY FUND

At December 31, 2025, the Company’s total investment in SSOF has a carrying value of $20,225,000, representing 11,236,111 shares of common stock, or 16.99% of the total SSOF outstanding shares of common stock on a fully diluted, if converted basis. SSOF is a qualified opportunity zone fund, which owns 100% of Sierra Springs Enterprises Inc. (“SSE”), a qualified opportunity zone business. As of December 31, 2025, the Company has provided SSOF with a total of $9,400,000 in advances (see Notes 4 and 5). SSE and its subsidiaries own or control approximately 2,500 acres of land, a manufacturing facility, significant senior, junior and effluent water rights, sewer rights and also owns and operates the Silver Springs Regional Airport LLC.

The Company's executive chairman and chief executive officer co-founded SSOF and SSE, and serves as the chief executive officer of SSOF and as an executive of SSE along with a diverse team of qualified financial, capital markets, real estate and operational professionals that together govern, lead and manage SSOF and SSE. Our chief executive officer and two of our directors have separately invested $525,000 into SSOF consisting of 6,624,333 voting shares of SSOF which represents 10.02% of the total as converted SSOF shares of common stock. The Company's chief executive officer has not received compensation from SSOF or SSE.

TRANSACTIONS INVOLVING FLUX PHOTON

On September 7, 2021, the Company entered into the FPC Asset Purchase Agreement with Flux Photon to acquire the Flux Photon Assets. The purchase price payable for the Flux Photon Assets was $18,000,000 payable in cash to Flux Photon at a rate equal to 20% of the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its now and hereafter-existing subsidiaries, until the purchase price of $18,000,000 has been fully paid. The Company assigned the Flux Photon Assets to the Company immediately after closing. On December 10, 2021, the FPC Asset Purchase Agreement was amended to provide for the payment by the Company of a $350,000 down payment against the purchase price, with a remaining performance-based cash payment of $17,650,000 required under the FPC Asset Purchase Agreement. The Company's former chief technology officer, former director of the Company and as of December 31, 2025, the chief executive officer of Bioleum, is also the owner of 100% of the outstanding common stock of Flux Photon and as such was the indirect beneficiary of all payments made to Flux Photon pursuant to the FPC Asset Purchase Agreement.

On December 28, 2023, the Company entered into an amendment (the “2023 FPC Asset Purchase Agreement Amendment”) with Flux Photon to amend that certain Asset Purchase Agreement, dated on September 7, 2021, and amended on December 10, 2021 (as amended, the “FPC Asset Purchase Agreement”). Pursuant to the 2021 FPC Asset Purchase Agreement, the Company acquired certain intellectual property and related photocatalysis laboratory equipment (the “Flux Photon Assets”). The original purchase price included a payable for the Flux Photon Assets of $17,650,000, payable only from 20% of future cash flows defined as the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its now and hereafter-existing subsidiaries until the purchase prices has been fully paid. The 2023 FPC Asset Purchase Agreement Amendment reduced the purchase price payable to Flux Photon to $16,850,000. On December 28, 2023, the Company paid $200,000 on this payable which was accounted for as an acquisition of intellectual property. The remaining balance of $16,650,000 will be paid to Flux Photon from future cash flows. During 2024, the Company paid an additional $275,000 to Flux Photon reducing the remaining payable from future cash flows to $16,375,000.

On May 21, 2025, the Company and Flux Photon amended the 2023 FPC Asset Purchase Agreement Amendment (the “2025 FPC Asset Purchase Agreement Amendment”). The original 2021 purchase price included a payable for the Flux Photon Assets of $18,000,000, payable only from 20% of future cash flows defined as the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its subsidiaries until the purchase price was fully paid (the “Earn Out”). From 2021 through May 21, 2025, the Company advanced $1,150,000 in cash and applied an $800,000 discount in consideration for those advance payments, resulting in a remaining balance of $16,050,000 as of May 21, 2025.

Flux Photon Earn Out (see Note 15)

Pursuant to the 2025 FPC Asset Purchase Agreement Amendment, the Company issued 2,000,000 shares of common stock of the Company, 1,700,000 of such shares went towards settling $10.0 million of the Earn Out, with true up provisions for any proceeds received by Flux Photon that are below or in excess of $10.0 million, and the other 300,000 shares of common stock as settlement with certain Flux Photon affiliates (see Note 15).

Payable to Flux Photon (see Note 9)

Pursuant to the 2025 FPC Asset Purchase Agreement Amendment, the Company is required to pay an additional $6,050,000 cash commitment to Flux Photon for the remaining Earn Out due on the FPC Asset Purchase Agreement. A portion of this remaining obligation to be paid by either the Company, at a rate equal to $120,000 per month for 18 months, and $60,000 per month thereafter, or Bioleum, at a rate of 2% of financing raised by itself, until such time as the entire remaining amount is paid in full settlement of the remaining Earn Out by both the Company and Bioleum. As of December 31, 2025, the Company has paid $1,000,000 directly toward that obligation with the remaining $5,050,000 required to satisfy the Flux Photon cash obligation. Since the payments are not interest bearing, the Company calculated the implied interest of $1,581,383 on the future cash payments using an implied interest rate of 9.76% which was recognized as a discount on the obligation of $6,050,000 to be recognized over the payment term. As of December 31, 2025, the liability has a balance of $3,793,487, net of imputed interest, consisting of a short-term payable of $1,143,412 and long-term payable of $2,650,075 in Flux Photon payable on our consolidated balance sheet for future payments due under the 2025 FPC Asset Purchase Agreement Amendment. For the year ended  December 31, 2025, the Company recognized interest expense of $324,869 which represents the amortization of the discount that was recognized on the date of the agreement since the payable associated with the commitment is non-interest bearing.

	As of December 31, 2025	As of December 31, 2024
Flux Photon earn out	$5,273,813	$—
Payable to Flux Photon	2,650,075	—
Total Flux Photon payable	$7,923,888	$—

BIOLEUM FOUNDERS SHARES

Bioleum issued 2.0 million Series 2 Convertible Preferred Shares to the Founders Group in exchange for the assignment of developed technologies (see Notes 2, 8, 13 and 22). A member of the Founders Group is an immediate family member of the chief executive officer. Additionally, the Founder’s Group included two former officers of the Company and one former officer and director of the Company.

TRANSACTIONS INVOLVING COMSTOCK METALS

In 2023, the Company acquired a metal recycling furnace from the Metals President for a $375,000 payable from a portion of future excess cash flows. As of December 31, 2025 and 2024, the furnace is included in property, plant, and equipment, net, and the related obligation is recorded in other long-term liabilities. The Company recognized depreciation expense of $18,750 on the furnace for both the years ended December 31, 2025 and 2024.

On December 22, 2025, Comstock Metals, a wholly owned subsidiary of the Company, entered into a Profit Interest Award Agreement with the Metals President. Pursuant to the agreement, all units vest on achieving a service condition of five years and a performance condition for the sale and/or liquidation of Comstock Metals (see Note 16).

OTHER

Sierra Clean Processing LLC, a wholly owned subsidiary of SSOF, owns the buildings at 600 Lake Avenue, Silver Springs, Nevada which the Company entered into a Building Lease on August 15, 2023. Sierra Clean Processing LLC also owns the building at 700 Lake Avenue, Silver Springs, Nevada which the Company entered into a Real Estate and Building Lease on August 1, 2024 (see Note 10). Sierra Clean Processing LLC also owns the land at 800 Lake Avenue, Silver Springs, Nevada which the Company entered into a Storage Lease on November 1, 2025 (see Note 10). The Company's chief executive officer is an executive and director of Sierra Clean Processing LLC.

On May 17, 2024, the Company's chief executive officer purchased 125,000 restricted shares of the Company's common stock at a price of $4.00 per share, or $500,000 in net proceeds. Separately, the chief executive officer entered into a personal promissory note with Alvin Fund, who is separately a creditor and shareholder of the Company. The promissory note has a principal of $1,100,000 and accrues interest at 6% per annum for one year and 8% per annum thereafter and matures three years from the date of issuance. The obligations under the chief executive officer's personal promissory note are secured by a security interest in SSOF shares owned by the chief executive officer. The chief executive officer assigned 500,000 shares of SSOF owned by him to Alvin Fund as partial consideration for the extension of credit. The Company is not a party to the chief executive officer's arrangements with Alvin Fund.

NOTE 22         SUBSEQUENT EVENTS

From January 2, 2026 through January 23, 2026, the Company has issued 872,838 shares of common stock under the 2025 Titan ATM Agreement for net proceeds of $3,486,928 at an average share price of $3.99.

From January 2, 2026 through February 25, 2026, the Company provided SSOF advances of $5,750,000. The advances are unsecured and non-interest bearing.

On January 5, 2026, the Company issued a total of 463,721 shares of common stock of the Company to our non-employee directors for annual director services for the period from January 1, 2022 and forward through March 31, 2026, pursuant to the shareholder approved Comstock Inc. 2020 and 2022 Equity Incentive Plans, for services rendered. All of our non-employee directors elected to take all of their previously earned and accrued compensation for all of these previous years services in common shares and also agreed to increase the ownership guidelines for owning and holding the Company’s common shares. The stock-based compensation for these professional services will be paid quarterly going forward.

On January 9, 2026, the Company and Mackay entered into a Royalty Purchase and Sale Agreement pursuant to the NSR Royalty Agreement (see Note 6), wherein the Company sold to Mackay 100% of the Company’s right, title, and interest in and to a 1.5% net smelter returns royalty covering certain patented and unpatented mining claims and leased properties located in Storey County, Nevada, for an aggregate purchase price of $1,100,000 cash, all of which was all received before January 20, 2026. On February 22, 2026, the Company agreed to a minor modification in a non-compete language associated with the prior purchase of properties by Mackay and received an additional $300,000 in compensation from Mackay.

On January 26, 2026, the Company was notified that the Alvin Fund had sold the previously issued 1,400,000 shares of the Company’s common stock in connection with extinguishing a promissory note payable in 2025 (see Note 11). The net proceeds from the sale of those shares exceeded the amounts required to extinguish the principal and interest due on those notes by $1,231,667 which was received by the Company on January 26, 2026.

On January 28, 2026, the Company announced a CMPO with Titan Partners. The Company raised $50 million in gross proceeds before underwriting discounts and commissions and other offering expenses. On January 30, 2026, the Company issued 18,181,819 registered shares of its common stock at a price of $2.75 per share for $50,000,002 and received net proceeds of $46,140,002 pursuant to the equity offering on January 28, 2026. On January 30, 2026, pursuant to the CMPO, the Company entered into underwriter purchase warrants with various parties and issued 1,272,727 warrants with an issue date of January 30, 2026, initial exercise date of July 27, 2026 and expiration date of January 28, 2031 with an exercise price of $3.16. On March 3, 2026, Titan Partners exercised their over-allotment option and placed an additional 2,727,272 registered shares of our common stock at a price of $2.75 per share for additional gross proceeds of $7,500,000 (net proceeds of approximately $6,900,000).

On February 23, 2026, holders of a majority of all the issued and outstanding convertible preferred stock of Bioleum Corporation authorized amended and restated articles of incorporation for Bioleum that (a) modified certain provisions of the articles that holders that made the Series 2 Preferred Stock that provided that the Series 2 Preferred Stock would convert into 20% of the as-converted common shares outstanding at all times prior to a Qualifying IPO or Deemed Liquidation Event (each as defined in such articles of incorporation), effectively eliminating the anti-dilution protection, and (b) removed the restriction prohibiting the conversion of the Company's Series 1 Preferred Stock into more than 9.9% of the as-converted common shares outstanding, effectively restoring all voting rights.

ITEM 9         CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A         CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2025.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company's internal control over financial reporting is effective at December 31, 2025 based on these criteria. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B         OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 9C         DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information concerning our directors is set forth in our 2026 Definitive Proxy Statement under the heading “Election of Directors” and is incorporated herein by this reference.

Executive Officers of the Registrant

Information concerning our executive officers is included in Part I, Item 1, Business, of this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Information on compliance with Section 16(a) of the Exchange Act is set forth in our 2026 Definitive Proxy Statement under the heading “Delinquent Section 16(A) Reports” and is incorporated herein by this reference.

Code of Ethics

Information concerning the code of ethics, or code of business conduct, is set forth in our 2026 Definitive Proxy Statement under the heading “Corporate Governance Principles and Board Matters” and is incorporated herein by this reference. Our Code of Conduct and Ethics can be accessed on our website at www.comstock.inc and is also available from our corporate secretary upon request. Information on our website is not incorporated by reference in this Annual Report.

Insider Trading Policies and Procedures

Information concerning our insider trading policies and procedures is set forth in our 2026 Definitive Proxy Statement under the heading “Corporate Governance Principles and Board Matters” and is incorporated herein by this reference. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Nominating Procedures

Information concerning the nominating procedures is set forth in our 2026 Definitive Proxy Statement under the headings “Corporate Governance Principles and Board Matters” and “Shareholder Proposals” and is incorporated herein by this reference.

The Audit and Finance Committee

Information concerning the Audit and Finance Committee is set forth in our 2026 Definitive Proxy Statement under the heading “Corporate Governance Principles and Board Matters” and is incorporated herein by this reference.

The Audit and Finance Committee Financial Experts

Information concerning the Audit and Finance Committee Financial Experts is set forth in our 2026 Definitive Proxy Statement under the heading “Corporate Governance Principles and Board Matters” and is incorporated herein by this reference.

The Executive Compensation Committee

Information concerning the Executive Compensation Committee is set forth in our 2026 Definitive Proxy Statement under the heading “Corporate Governance Principles and Board Matters” and is incorporated herein by this reference.

The Corporate Governance Committee

Information concerning the Corporate Governance Committee is set forth in our 2026 Definitive Proxy Statement under the heading “Corporate Governance Principles and Board Matters” and is incorporated herein by this reference.

The Executive Committee

Information concerning the Executive Committee is set forth in our 2026 Definitive Proxy Statement under the heading “Corporate Governance Principles and Board Matters” and is incorporated herein by this reference.

Committee Charters

The full text of our Audit and Finance Committee charter, Executive Compensation Committee charter, Corporate Governance Committee charter and Executive Committee charter are published on and may be printed from our website at www.comstock.inc and are also available from our corporate secretary upon request. Information on our website is not incorporated by reference in this Annual Report.

ITEM 11         EXECUTIVE COMPENSATION

Information on executive compensation is set forth in our 2026 Definitive Proxy Statement under the heading “Executive Compensation” and is incorporated herein by this reference.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Information concerning the ownership of certain beneficial owners is set forth in our 2026 Definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by this reference.

Security Ownership of Management

Information on security ownership of directors and officers is set forth in our 2026 Definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by this reference.

Equity Compensation Plan Information

Information on equity compensation plans is set forth in our 2026 Definitive Proxy Statement under the heading “Executive Compensation” and is incorporated herein by this reference.

ITEM 13         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions and director independence is set forth in our 2026 Definitive Proxy Statement under the headings “Corporate Governance Principles and Board Matters” and “Certain Relationships and Related Person Transactions” is incorporated herein by this reference.

ITEM 14         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information on the principal accountant’s fees and services is set forth in our 2026 Definitive Proxy Statement under the heading “The Audit and Finance Committee Report” and is incorporated herein by this reference.

PART IV

ITEM 15         EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

EXHIBITS

The following are exhibits filed as part of the Company’s Form 10-K for the year ended December 31, 2025:

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

4.1	Underwriter’s Purchase Warrant, dated August 14, 2025 (previously filed with the Securities and Exchange Commission on August 14, 2025 as Exhibit 4.1 on the Company’s Form 8-K (file number 001-35200/film number 251218452 and incorporated herein by reference).

10.1#

Comstock Inc. 2022 Equity Incentive Plan (previously filed with the Securities and Exchange Commission on April 15, 2022 as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A (file number 001-35200/film number 22828907) and incorporated herein by reference)

10.2#

Employment Agreement, dated as of April 21, 2010, between the Company and Corrado De Gasperis (previously filed with the Securities and Exchange Commission on April 26, 2010 as Exhibit 10.1 to the Company’s Form 8-K (file number 000-32429/film number 10769447) and incorporated herein by reference)

10.3

Limited Liability Company Operating Agreement of Northern Comstock LLC, dated as of October 19, 2010 (previously filed with the Securities and Exchange Commission on October 21, 2010 as Exhibit 10.5 to the Company’s Form 8-K (file number 000-32429/ film number 101134166) and incorporated herein by reference)

10.4

First Amendment to the Limited Liability Company Operating Agreement of Northern Comstock LLC, dated August 27, 2015 (previously filed with the Securities and Exchange Commission on August 27, 2015 as Exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 151077115) and incorporated herein by reference)

10.5

Second Amendment to the Limited Liability Company Operating Agreement of Northern Comstock LLC, dated September 28, 2015 (previously filed with the Securities and Exchange Commission on October 23, 2015 as Exhibit 10.1 to the Company's Form 10-Q (file number 001-35200/ film number 151173376) and incorporated herein by reference)

10.6#	Amendment to Employment Agreement dated November 2, 2012 (previously filed with the Securities and Exchange Commission on March 21, 2014 as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (file number 001-35200/film number 14707727) and incorporated by reference herein)

10.7#	Amendment No. 2 To Employment Agreement dated January 31, 2014 (previously filed with the Securities and Exchange Commission on March 21, 2014 as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (file number 001-35200/film number 14707727) and incorporated by reference herein)

10.9	Asset Purchase Agreement, dated September 7, 2021 between Comstock Mining Inc., and Flux Photon Corporation (previously filed with Securities and Exchange Commission on September 9, 2021 as Exhibit 10.2 to the Company's Form 8-K (file number 001-35200/film number 21143134), and incorporated herein by reference)

10.11	Amended and Restated Asset Purchase Agreement, dated December 10, 2021 between Comstock Mining Inc., and Flux Photon Corporation (previously filed with Securities and Exchange Commission on December 16, 2021 as Exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 211495448 and incorporated herein by reference)

10.12	Promissory Note, dated December 15, 2021 between Comstock Mining Inc. and GHF Inc. (previously filed with Securities and Exchange Commission on December 21, 2021 as Exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 211509781 and incorporated herein by reference)

10.13	Promissory Note, dated October 25, 2022, between Comstock Inc. and Alvin Fund LLC (previously filed with Securities and Exchange Commission on March 16, 2023 as Exhibit 10.49 to the Company's Form 10-K (file number 001-35200/film number 23738729 and incorporated herein by reference)

10.14

First Amendment to Second Amended and Restated Membership Interest Purchase Agreement dated May 11, 2023 (previously filed with Securities and Exchange Commission on May 15, 2023 as Exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 23923059 and incorporated herein by reference)

10.15

Third Amended and Restated Membership Interest Purchase Agreement, dated June 30, 2023 (previously filed with Securities and Exchange Commission on July 6, 2023 as Exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 231071455 and incorporated herein by reference)

10.18	Asset Purchase Agreement, dated December 28, 2023 (previously filed with Securities and Exchange Commission on December 29, 2023 as Exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 231528044 and incorporated herein by reference)

10.19	Amendment to Convertible Note Term Sheet, dated December 22, 2023 (previously filed with Securities and Exchange Commission on December 27, 2023 as Exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 231518451 and incorporated herein by reference)

10.21	Amendment to Convertible Note Term Sheet, dated February 12, 2024 (previously filed with Securities and Exchange Commission on February 14, 2024 as Exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 24639438 and incorporated herein by reference)

10.22	First Amendment to License Agreement, dated April 2, 2024 (previously filed with the Securities and Exchange Commission on April 8, 2024 as Exhibit 10.1 to the Company’s Form 8-K (file number 001-35200/film number 24829894 and incorporated herein by reference)

10.23	2022 Alvin Fund Note Amendment, dated April 22, 2024 (previously filed with the Securities and Exchange Commission on April 24, 2024 as Exhibit 10.1 to the Company’s Form 10-Q (file number 001-35200/film number 24892121 and incorporated herein by reference)

10.24	2023 Alvin Fund Note Amendment, dated April 22, 2024 (previously filed with the Securities and Exchange Commission on April 24, 2024 as Exhibit 10.2 to the Company’s Form 10-Q (file number 001-35200/film number 24892121 and incorporated herein by reference)

10.25	GHF Note Amendment, dated April 22, 2024 (previously filed with the Securities and Exchange Commission on April 24, 2024 as Exhibit 10.3 to the Company’s Form 10-Q (file number 001-35200/film number 24892121 and incorporated herein by reference)

10.26	Alvin Fund Warrant Agreement Amendment, dated April 22, 2024 (previously filed with the Securities and Exchange Commission on April 24, 2024 as Exhibit 10.4 to the Company’s Form 10-Q (file number 001-35200/film number 24892121 and incorporated herein by reference)

10.27	First GHF Warrant Agreement Amendment, dated April 22, 2024 (previously filed with the Securities and Exchange Commission on April 24, 2024 as Exhibit 10.5 to the Company’s Form 10-Q (file number 001-35200/film number 24892121 and incorporated herein by reference)

10.28	Second GHF Warrant Agreement Amendment, dated April 22, 2024 (previously filed with the Securities and Exchange Commission on April 24, 2024 as Exhibit 10.6 to the Company’s Form 10-Q (file number 001-35200/film number 24892121 and incorporated herein by reference)

10.29	Third GHF Warrant Agreement Amendment, dated April 22, 2024 (previously filed with the Securities and Exchange Commission on April 24, 2024 as Exhibit 10.7 to the Company’s Form 10-Q (file number 001-35200/film number 24892121 and incorporated herein by reference)

10.30	RenFuel Securities Purchase Agreement, dated April 19, 2024 (previously filed with the Securities and Exchange Commission on April 24, 2024 as Exhibit 10.1 to the Company’s Form 8-K (file number 001-35200/film number 24870733 and incorporated herein by reference)

10.31	Memorandum of Understanding, dated April 25, 2024 (previously filed with the Securities and Exchange Commission on April 30, 2024 as Exhibit 10.1 to the Company’s Form 8-K (file number 001-35200/film number 24897558 and incorporated herein by reference)

10.32	Securities Purchase Agreement, dated July 19, 2024 (previously filed with the Securities and Exchange Commission on July 19, 2024 as Exhibit 10.1 on the Company’s Form 8-K (file number 001-35200/film number 241126014 and incorporated herein by reference)

10.33	Convertible Note, dated July 19, 2024 (previously filed with the Securities and Exchange Commission on July 19, 2024 as Exhibit 10.2 on the Company’s Form 8-K (file number 001-35200/film number 241126014 and incorporated herein by reference).

10.34	Securities Purchase Agreement, dated September 19, 2024 (previously filed with the Securities and Exchange Commission on September 19, 2024 as Exhibit 10.1 on the Company’s Form 8-K (file number 001-35200/film number 241309043 and incorporated herein by reference)

10.35	Convertible Note, dated September 19, 2024 (previously filed with the Securities and Exchange Commission on September 19, 2024 as Exhibit 10.2 on the Company’s Form 8-K (file number 001-35200/film number 241309043 and incorporated herein by reference)

10.36	License Agreement, dated October 1, 2024 (previously filed with the Securities and Exchange Commission on October 2, 2024 as Exhibit 10.1 on the Company’s Form 8-K (file number 001-35200/film number 241345199 and incorporated herein by reference)

10.37	Letter Agreement, dated October 1, 2024 (previously filed with the Securities and Exchange Commission on October 7, 2024 as Exhibit 10.1 on the Company’s Form 8-K (file number 001-35200/film number 241356082 and incorporated herein by reference)

10.38	Assignment Agreement, dated November 6, 2024 (previously filed with the Securities and Exchange Commission on November 13, 2024 as Exhibit 10.1 on the Company’s Form 8-K (file number 001-35200/film number 241455137 and incorporated herein by reference)

10.39	Amendment to Exclusive License Agreement, dated November 17, 2024 (previously filed with the Securities and Exchange Commission on November 19, 2024 as Exhibit 10.1 on the Company’s Form 8-K (file number 001-35200/film number 241473294 and incorporated herein by reference)

10.40	Securities Purchase Agreement, dated December 4, 2024 (previously filed with the Securities and Exchange Commission on December 4, 2024 as Exhibit 10.1 on the Company’s Form 8-K (file number 001-35200/film number 241526492 and incorporated herein by reference)

10.41	Convertible Note, dated December 4, 2024 (previously filed with the Securities and Exchange Commission on December 4, 2024 as Exhibit 10.2 on the Company’s Form 8-K (file number 001-35200/film number 24156492 and incorporated herein by reference)

10.42	Contract, dated December 11, 2024 (previously filed with the Securities and Exchange Commission on December 17, 2024 as Exhibit 10.1 on the Company's Form 8-K (file number 001-35200/film number 241555926 and incorporated herein by reference).

10.43	Membership Interest Purchase Agreement, dated December 18, 2024 (previously filed with the Securities and Exchange Commission on December 20, 2024 as Exhibit 10.1 on the Company's Form 8-K (file number 001-35200/film number 241565134 and incorporated herein by reference).

10.44	Net Smelter Returns Royalty Agreement, dated December 18, 2024 (previously filed with the Securities and Exchange Commission on December 20, 2024 as Exhibit 10.2 on the Company's Form 8-K (file number 001-35200/film number 241565134 and incorporated herein by reference).

10.45	LINICO Acquisition and Settlement Agreement Supplement, dated February 28, 2025, between Comstock Inc. and Mr. Vogel (previously filed with the Securities and Exchange Commission on March 6, 2025 as exhibit 10.85 on the Company's Form 10-K (file number 001-35200/film number 25715088 and incorporated herein by reference).

10.46	Securities Purchase Agreement, dated January 10, 2025 (previously filed with the Securities and Exchange Commission on January 13, 2025 as Exhibit 10.1 on the Company’s Form 8-K (file number 001-35200/film number 25524626 and incorporated herein by reference)

10.47	Convertible Note, dated January 10, 2025 (previously filed with the Securities and Exchange Commission on January 13, 2025 as Exhibit 10.2 on the Company’s Form 8-K (file number 001-35200/film number 25524626 and incorporated herein by reference)

10.48	Master License Agreement, dated February 12, 2025 (previously filed with the Securities and Exchange Commission on February 13, 2025 as Exhibit 10.1 on the Company’s Form 8-K (file number 001-35200/film number 25617108 and incorporated herein by reference).

10.49	Amendment No. 2 to Exclusive License Agreement, dated February 19, 2025 (previously filed with the Securities and Exchange Commission on February 20, 2025 as Exhibit 10.1 on the Company’s Form 8-K (file number 001-35200/film number 25645620 and incorporated herein by reference).

10.50	Second License Agreement Amendments, dated March 20, 2025 (previously filed with the Securities and Exchange Commission on March 25, 2025 as Exhibit 10.1 on the Company’s Form 8-K (file number 001-35200/film number 25765720 and incorporated herein by reference).

10.51	Employment Letter Agreement, dated May 9, 2025 (previously filed with the Securities and Exchange Commission on May 15, 2025 as Exhibit 10.1 on the Company’s Form 8-K (file number 001-35200/film number 25954287 and incorporated herein by reference).

10.52	Assignment and Assumption of Assets, dated May 21, 2025 (previously filed with the Securities and Exchange Commission on May 28, 2025 as Exhibit 10.1 on the Company’s Form 8-K (file number 001-35200/film number 25995872 and incorporated herein by reference).

10.53	Investor’s Rights Agreement, dated May 21, 2025 (previously filed with the Securities and Exchange Commission on May 28, 2025 as Exhibit 10.2 on the Company’s Form 8-K (file number 001-35200/film number 25995872 and incorporated herein by reference).

10.54	Voting Agreement, dated May 21, 2025 (previously filed with the Securities and Exchange Commission on May 28, 2025 as Exhibit 10.3 on the Company’s Form 8-K (file number 001-35200/film number 25995872 and incorporated herein by reference).

10.55	Right of First Refusal Agreement, dated May 21, 2025 (previously filed with the Securities and Exchange Commission on May 28, 2025 as Exhibit 10.4 on the Company’s Form 8-K (file number 001-35200/film number 25995872 and incorporated herein by reference).

10.56	Management Services Agreement, dated May 21, 2025 (previously filed with the Securities and Exchange Commission on May 28, 2025 as Exhibit 10.5 on the Company’s Form 8-K (file number 001-35200/film number 25995872 and incorporated herein by reference).

10.57	Amendment to Asset Purchase Agreement, dated May 21, 2025 (previously filed with the Securities and Exchange Commission on May 28, 2025 as Exhibit 10.6 on the Company’s Form 8-K (file number 001-35200/film number 25995872 and incorporated herein by reference).

10.58	First Amendment to Membership Interest Purchase Agreement, dated June 6, 2025 (previously filed with the Securities and Exchange Commission on June 9, 2025 as Exhibit 10.1 on the Company’s Form 8-K (file number 001-35200/film number 251034584 and incorporated herein by reference).

10.59	Third Amendment to Lease with Option to Purchase Agreement, dated June 9, 2025 (previously filed with the Securities and Exchange Commission on June 18, 2025 as Exhibit 10.2 on the Company’s Form S-3 (file number 333-288149/film number 251057415 and incorporated herein by reference).

10.60	Note Amendment Agreement, dated August 8, 2025 (previously filed with the Securities and Exchange Commission on August 12, 2025 as Exhibit 10.1 on the Company’s Form 8-K (file number 001-35200/film number 251207855 and incorporated herein by reference).

10.61	Note Amendment Agreement, dated August 8, 2025 (previously filed with the Securities and Exchange Commission on August 12, 2025 as Exhibit 10.2 on the Company’s Form 8-K (file number 001-35200/film number 251207855 and incorporated herein by reference).

10.62	Note Amendment Agreement, dated August 8, 2025 (previously filed with the Securities and Exchange Commission on August 12, 2025 as Exhibit 10.3 on the Company’s Form 8-K (file number 001-35200/film number 251207855 and incorporated herein by reference).

10.63	Omnibus Common Stock Purchase Second Warrant Amendment, dated August 8, 2025 (previously filed with the Securities and Exchange Commission on August 12, 2025 as Exhibit 10.4 on the Company’s Form 8-K (file number 001-35200/film number 251207855 and incorporated herein by reference).

10.64	Common Stock Purchase Second Warrant Amendment, dated August 8, 2025 (previously filed with the Securities and Exchange Commission on August 12, 2025 as Exhibit 10.5 on the Company’s Form 8-K (file number 001-35200/film number 251207855 and incorporated herein by reference).

10.65	Payoff Letter Agreement, dated August 12, 2025 (previously filed with the Securities and Exchange Commission on August 12, 2025 as Exhibit 10.6 on the Company’s Form 8-K (file number 001-35200/film number 251207855 and incorporated herein by reference).

19.1	Insider Trading Policy (previously filed with Securities and Exchange Commission on March 6, 2025 as Exhibit 19.1 to the Company's Form 10-K (file number 001-35200/film number 25715088 and incorporated herein by reference).

21*	Subsidiaries

23.1*	Consent of Assure CPA, LLC

23.2*	Consent of Behre Dolbear & Company (USA) Inc.

24*	Powers of Attorney (included on signature page)

31.1*	Certification of Principal Executive pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Executive pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures

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

101*

Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2025, furnished in iXBRL (Inline eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Consolidated Statements of Income for the fiscal years ended December 31, 2025 and 2024, (ii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2025 and 2024, (iii) the Consolidated Balance Sheets at December 31, 2025 and 2024, (iv) the Consolidated Statements of Changes in Equity for the fiscal years ended December 31, 2025 and 2024, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2025 and 2024 and (vi) the Notes to Consolidated Financial Statements

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
CORRADO DE GASPERIS
Executive Chairman
Chief Executive Officer
(Principal Executive Officer)
Date:	March 24, 2026

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

Signature		Title	Date

/s/	CORRADO DE GASPERIS	Executive Chairman, Chief Executive Officer, Principal Executive Officer	March 24, 2026
CORRADO DE GASPERIS
/s/	JUDD B. MERRILL	Chief Financial Officer, Principal Financial Officer	March 24, 2026
JUDD B. MERRILL
/s/	MATTHEW J. BIEBERLY	Chief Accounting Officer, Principal Accounting Officer	March 24, 2026
MATTHEW J. BIEBERLY
/s/	LEO M. DROZDOFF	Director	March 24, 2026
LEO M. DROZDOFF
/s/	WALTER A. MARTING, JR.	Director	March 24, 2026
WALTER A. MARTING, JR.
/s/	WILLIAM J. NANCE	Director	March 24, 2026
WILLIAM J. NANCE
/s/	KRISTIN M. SLANINA	Director	March 24, 2026
KRISTIN M. SLANINA
/s/	DR. GUEZ J. SALINAS	Director	March 24, 2026
DR. GUEZ J. SALINAS