Form 10-Q
period 2026-03-31
Comstock Inc.
filed 2026-05-07
CIK 1120970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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

The number of shares outstanding of Common Stock, $0.000666 par value per share, on May 4, 2026 was 75,913,084.

This page intentionally left blank.

COMSTOCK INC.

FORM 10-Q

FOR THE QUARTERLY PERIODS ENDED March 31, 2026 and 2025

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

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties, many of which are unforeseeable and beyond our control and could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and the following: adverse effects of climate changes or natural disasters; adverse effects of global or regional pandemic disease spread or other crises; global economic and capital market uncertainties; difficulties involved in developing renewable, decarbonizing and/or clean energy technologies, hazards and uncertainties associated with hazardous material and metal recycling, processing or mining and mineral extraction activities, the speculative nature of gold or mineral exploration, and aluminum, cadmium, copper, silica, silver, steel, and other metal and materials recycling, including risks of diminishing quantities or grades of qualified resources; operational or technical difficulties in connection with exploration, metal recycling, material processing or mining activities; costs, hazards and uncertainties associated with precious and other metal based activities, including environmentally friendly and economically enhancing, novel clean mining and processing technologies, precious metal exploration, resource development, economic feasibility assessment, environmental reclamations and historical restorations and cash generating mineral production; contests over our title to properties; potential dilution to our stockholders from our stock issuances, recapitalization and balance sheet restructuring activities; potential inability to comply with applicable government regulations or law; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays; challenges to, or potential inability to, achieve the benefits of business opportunities, including research and development stage activities that may be presented to, or pursued by, us, including those involving quantum computing and material science based artificial intelligence supported advanced materials development and development services, development of cellulosic technology in bio-fuels and related material production; commercialization of cellulosic technology in bio-fuels; ability to successfully identify, finance, complete and integrate acquisitions, divestitures, spin-offs or similar distribution transactions, joint ventures, strategic alliances, collaborative research and development agreement, business combinations, asset and equity investment sales, and investments that we may be party to in the future; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to capital constraints; equipment failures; fluctuation of prices for gold or certain other commodities (such as aluminum, cadmium, copper, silica, silver, steel, and other metal and materials, cyanide, water, diesel, gasoline and alternative fuels and electricity); changes in generally accepted accounting principles; adverse effects of war, mass shooting, terrorism and geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies, equipment and raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to satisfy debt and lease obligations; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the Securities and Exchange Commission; potential inability to list our securities on any securities exchange or market or maintain the listing of our securities; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows, or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as may be required by securities or other law, we undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events, or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2026	December 31, 2025
ASSETS

Current Assets:
Cash and cash equivalents	$52,967,801	$16,951,645
Accounts receivable	311,600	1,287,722
Derivative assets (Note 11)	136,114	1,960,796
Assets held for sale (Note 5)	22,732,293	—
Prepaid expenses and other current assets	819,720	457,816
Total current assets	76,967,528	20,657,979

Non-current Assets:
Investments (Note 3)	56,403,592	39,505,436
Mineral rights and properties (Note 5)	730,597	11,980,716
Properties, plant and equipment, net (Note 5)	36,096,380	29,886,209
Deposits - equipment	2,561,182	8,002,643
Reclamation bond deposit	74,711	3,996,174
Notes receivable and advances (Note 4)	913,754	10,313,754
Intangible assets, net (Note 6)	23,962,994	24,943,388
Goodwill (Note 6)	1,507,154	1,507,154
Finance lease - right of use asset, net (Note 8)	18,927	836,921
Operating lease - right of use asset, net (Note 8)	18,152,226	17,704,775
Other assets	744,488	269,488
Total non-current assets	141,166,005	148,946,658

TOTAL ASSETS	$218,133,533	$169,604,637

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31, 2026	December 31, 2025
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,283,958	$2,269,912
Accrued expenses and other liabilities (Note 7)	3,726,467	4,848,299
Deferred revenue (Note 13)	2,417,434	2,166,517
Liabilities held for sale (Note 5)	6,651,319	—
Operating lease - right of use lease liability (Note 8)	795,580	540,542
Deferred liabilities	199,695	199,695
Total current liabilities	17,074,453	10,024,965

Long-term Liabilities:
Reclamation liability	16,760	6,488,215
Finance lease - right of use lease liability (Note 8)	17,039	—
Operating lease - right of use lease liability (Note 8)	18,645,653	18,172,659
Deferred revenue (Note 7)	1,870,830	1,887,500
Marathon Simple Agreement for Future Equity (“SAFE”) Note (Note 11)	12,000,000	12,000,000
Flux Photon payable (Note 14)	7,826,462	7,923,888
Other liabilities	927,998	2,206,420
Total long-term liabilities	41,304,742	48,678,682

TOTAL LIABILITIES	58,379,195	58,703,647

COMMITMENTS AND CONTINGENCIES (Notes 9 and 14)

Stockholders' Equity:
Preferred stock $0.000666 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.000666 par value, 245,000,000 shares authorized, 74,099,140 and 51,853,490 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	191,842	177,026
Additional paid-in capital	544,352,401	486,130,452
Accumulated deficit	(388,110,925)	(378,727,508)
Total equity - Comstock Inc.	156,433,318	107,579,970
Non-controlling interest	3,321,020	3,321,020
Total stockholders' equity	159,754,338	110,900,990
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$218,133,533	$169,604,637

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-Months Ended
	March 31,
	2026	2025

Revenue	$313,456	$785,815

Cost of goods sold	599,810	886,796

Operating Expenses:
Selling, general and administrative expenses	6,568,773	3,258,465
Research and development	2,096,242	3,303,918
Depreciation and amortization	1,391,384	375,384
Gain on sale of royalty rights	(1,400,010)	—
Total operating expenses	8,656,389	6,937,767

Loss from operations	(8,942,743)	(7,038,748)

Other Income (Expense):
Interest expense	(147,993)	(659,144)
Interest income	655,304	96,109
Change in fair value of derivative instruments	(722,015)	(1,190,803)
Loss on conversion of debt	—	(1,196,880)
Gain on extinguishment of liability	—	845,000
Other income (expense)	(225,970)	50,535
Total other income (expense), net	(440,674)	(2,055,183)

Net loss	(9,383,417)	(9,093,931)

Net loss attributable to noncontrolling interest	—	—

Net loss attributable to Comstock Inc.	$(9,383,417)	$(9,093,931)

Earnings per Share - Basic and Diluted:
Net loss per share - basic and diluted	$(0.14)	$(0.37)

Weighted average common shares outstanding, basic and diluted	65,968,255	24,266,290

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

			Additional		Non-
	Common Stock		Paid in	Accumulated	Controlling
	Shares	Amount	Capital	Deficit	Interest	Total
BALANCE - January 1, 2025	23,507,577	$156,590	$395,263,560	$(335,651,065)	$—	$59,769,085

Common stock issuance costs	—	—	(145,000)	—	—	(145,000)
Issuance of common stock for debt issuance costs	110,059	733	531,182	—	—	531,915
Issuance of common stock for conversion of debt and accrued interest	1,490,624	1,798	3,999,445	—	—	4,001,243
Issuance of common stock in lieu of payment of interest	35,366	117	142,305	—	—	142,422
Adjustment for fractional shares in connection with reverse split	246	—	—	—	—	—
Issuance of common stock for AST lease amendment	985,000	656	2,481,544	—	—	2,482,200
Issuance of common stock for LINICO acquisition-related payable	775,000	516	1,859,484	—	—	1,860,000
Net loss	—	—	—	(9,093,931)	—	(9,093,931)
BALANCE - March 31, 2025	26,903,872	$160,410	$404,132,520	$(344,744,996)	$—	$59,547,934

BALANCE - January 1, 2026	51,853,490	$177,026	$486,130,452	$(378,727,508)	$3,321,020	$110,900,990

Issuance of common stock for cash	21,781,929	14,507	60,964,674	—	—	60,979,181
Common stock issuance costs	—	—	(4,606,575)	—	—	(4,606,575)
Issuance of common stock for director compensation	463,721	309	1,863,850	—	—	1,864,159
Net loss	—	—	—	(9,383,417)	—	(9,383,417)
BALANCE - March 31, 2026	74,099,140	$191,842	$544,352,401	$(388,110,925)	$3,321,020	$159,754,338

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three-Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,383,417)	$(9,093,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,378,574	365,659
Amortization of finance leases	12,937	12,811
Accretion of interest	147,273	—
Amortization of debt discount and other debt-related items	—	214,298
Accretion of reclamation liability	120,269	109,915
Interest expense paid with common stock	—	142,422
Research and development expense paid with common stock	—	1,487,476
Gain on extinguishment of liability	—	(845,000)
Loss on conversion of debt	—	1,196,880
Director share-based compensation	321,659	—
Change in fair value of derivative instruments	722,015	1,190,803
Share of net (income) loss of equity-method investments	251,844	(41,438)
Other	(12,079)	175,943

Changes in operating assets and liabilities:
Accounts receivable	976,365	(378,808)
Prepaid expenses	(362,808)	(48,672)
Deposits	—	(60,000)
Other assets	210,141	(6,270)
Accounts payable	1,017,380	339,379
Accrued expenses and other liabilities	(963,786)	(606,943)
Deferred revenue	250,917	757,958
Flux Photon payable	(480,000)	—
Other liabilities	(30,442)	125,000
Net cash used in operating activities	(5,823,158)	(4,962,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits paid on equipment	(2,024,149)	—
Purchase of mineral rights and properties, plant and equipment	(5,676,932)	(240,873)
Acquisition of intangible asset	—	(180,000)
Funding of RenFuel note receivable	—	(430,000)
Investment in Hexas SAFE Note	—	(366,667)
Advances in SSOF	(5,750,000)	—
Investment in SSOF	(2,000,000)	(300,000)
Payments on contractual commitments associated with derivatives	(129,000)	(120,000)
Proceeds received from contractual commitments associated with derivatives	1,231,667	—
Payment of reclamation bond deposit	(150,000)	(150,000)
Other	(34,122)	(28,790)
Net cash used in investing activities	(14,532,536)	(1,816,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	60,979,181	—
Issuances of debt	—	10,000,000
Principal payments of debt	—	(100,000)
Common stock issuance costs	(4,606,575)	(145,000)
Principal payments on financing leases	(756)	(23,650)
Net cash provided by financing activities	56,371,850	9,731,350
Net increase (decrease) in cash and cash equivalents	36,016,156	2,952,502
Cash and cash equivalents at beginning of period	16,951,645	954,271
Cash and cash equivalents at end of period	$52,967,801	$3,906,773

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for director compensation	$1,864,159	$—
SSOF advances converted to equity investment	15,150,000	—
Deposits on equipment applied to property, plant and equipment	7,465,610	—
Recognition of Great Basin guaranty asset and liability	475,000	—
Recognition of operating lease liability and right of use asset	698,863	3,548,557
Issuance of common shares for debt conversion and accrued interest	—	4,001,243
Issuance of common stock for LINICO acquisition-related payable	—	1,860,000
Issuance of common stock for AST lease amendment	—	2,482,200
Acquisition of plant and equipment from Marathon SAFE Note	—	12,000,000

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

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Comstock Inc. and its wholly owned and majority owned subsidiaries. All intercompany transactions have been eliminated. The condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Accordingly, operating results for the three-months ended March 31, 2026  may not be indicative of full year 2026 results.

In management's opinion, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of March 31, 2026, and our results of operations, changes in equity and cash flows for the three-months ended March 31, 2026 and 2025.

GUARANTEES

The Company accounts for guarantees in accordance with ASC Topic 460, Guarantees. Guarantee obligations are recognized as liabilities at the time the guarantee is contractually executed and are initially measured at fair value, reflecting the Company’s noncontingent obligation to stand ready to perform under the guarantee. The guaranteed liability remains outstanding until the Company is released from its exposure under the guarantee, which generally occurs upon expiration or settlement of the guarantee.

LIQUIDITY AND CAPITAL RESOURCES

The condensed consolidated financial statements are prepared on the going concern basis of accounting that assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has had recurring net losses from operations and had an accumulated deficit of $388,110,925 at March 31, 2026. For the three-months ended March 31, 2026, the Company recognized a net loss of $9,383,417. Cash and cash equivalents increased by $36,016,156 from $16,951,645 at December 31, 2025 to $52,967,801 at March 31, 2026. At  March 31, 2026, the Company has no outstanding debt. The Company intends to fund our operations over the next twelve months from existing cash and cash equivalents, planned sales of non-strategic assets and other investments, sales and deferred revenue from our solar panel recycling business, and issuance of subsidiary-level equity (that is, by Bioleum Corporation). The Company also maintains access to capital from our existing shelf registration statement. Based on these existing and expected funding sources, management believes we will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the consolidated financial statements included herein.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the 2026 financial statement presentation. Reclassifications had no effect on net income (loss), cash flows, or stockholders' equity as previously reported.

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

NOTE 2                  ACQUISITION OF HEXAS BIOMASS INC.

On December 4, 2025, the Company's majority-owned subsidiary, Bioleum, and the Hexas shareholders entered into a Stock Purchase Agreement to acquire 100% of the issued and outstanding equity and voting shares of Hexas. For the three-months ended March 31, 2026, Hexas recognized no revenue and incurred a loss of $97,556.

The pro forma financial information below represents the combined results of operations. For the three-months ended March 31, 2025, as if the acquisition had occurred on January 1, 2025. The pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

March 31, 2025
Revenue	$785,815
Net loss	$(9,324,108)

NOTE 3                  INVESTMENTS

At March 31, 2026 and  December 31, 2025, our investments include:

	March 31, 2026		December 31, 2025
Equity Method Investments:	Investment	Ownership %	Investment	Ownership %
Investment in research and development company	$1,055,371	40.00%	$1,079,371	40.00%
Sierra Springs Opportunity Fund, Inc.	37,147,156	40.66%	20,225,000	16.99%
Total equity method investments	38,202,527		21,304,371

Measurement Alternative Investments:
Green Li-ion Pte. Ltd.	18,201,065	13.34%	18,201,065	13.34%
Total measurement alternative investments	18,201,065		18,201,065

Total Investments	$56,403,592		$39,505,436

Summary financial information for affiliated companies accounted for by the equity method for the periods presented, compiled from the equity investee's financial statements and reported on a one quarter lag is as follows:

	Three-Months Ended
	March 31, 2026	March 31, 2025
Revenues	$121,910	$350,700
Gross Profit	$106,823	$-

Net income (loss)	$(620,364)	$103,595
Net income (loss) attributable to Comstock Inc.	$(251,844)	$41,438

Investment in Research and Development Company

On March 1, 2024, the Company entered into a Securities Purchase Agreement (the “Developer Securities Purchase Agreement”) with an unaffiliated research and development company (“Developer”) and recognized an initial investment of $1,290,614. Concurrently and in connection with entering into the Developer Securities Purchase Agreement, the Company and Developer entered into a Development Services Agreement (“DSA”) for purposes of conducting certain research and development work (see Note 9).

At March 31, 2026, the future remaining payments, net implied interest, totaled $1,284,022 (see Note 7). For the three-months ended  March 31, 2026, the Company recorded $24,000 in equity loss from affiliates for our investment in the Developer. For the three-months ended March 31, 2025, the Company recognized $41,438 in equity income from affiliates for our investment in the Developer. During the three-months ended  March 31, 2026 and 2025, the Company paid $0 to the Developer in accordance with the funding commitments under the Developer Securities Purchase Agreement.

Investment in Sierra Springs Opportunity Fund Inc. (“SSOF”)

From 2019 through  December 31, 2025, the Company invested $8,500,000 for 11,236,111 shares in SSOF resulting in equity ownership of 16.99% as of December 31, 2025. The December 31, 2025 carrying value of the Company's investment in SSOF reflects an observable transaction adjustment recorded by the Company in 2023.  For the  three-months ended  March 31, 2026, the Company recognized $227,844 in equity loss from affiliates for our investment in SSOF.

At December 31, 2025, the Company had an advance to SSOF of $9,400,000. During the three-months ended March 31, 2026, the Company advanced an additional $5,750,000. On March 26, 2026, all advances, totaling $15,150,000 were contributed in exchange for 23,307,692 shares of SSOF common stock at $0.65 per share. On March 30, 2026, the Company subscribed to and invested an additional $2,000,000 for  3,076,923 additional shares of SSOF common stock, also at $0.65 per share. These investments increased the Company's ownership to 40.66%. At  March 31, 2026 and December 31, 2025, the Company owns 37,620,726 and 11,236,111, respectively, in SSOF shares of common stock, representing an ownership of 40.66% and 16.99%, respectively.

In connection with the change in ownership, management reassessed its prior conclusions regarding the Company's variable interest in SSOF. SSOF continues to be a variable interest entity in which the Company holds a variable interest, and the Company continues to conclude that it is not the primary beneficiary of SSOF, because the Company does not have the power, individually or together with its related parties, to direct the activities of SSOF that most significantly affect SSOF's economic performance. Although the Company's chief executive officer also serves as an executive of SSOF, this relationship was previously evaluated and was a factor in the prior conclusion, which remains unchanged. Accordingly, SSOF is not consolidated, and the Company accounts for its investment in SSOF under the equity method. At March 31, 2026, the Company's maximum exposure to loss as a result of its involvement with SSOF is limited to its investment of $ 37,147,156.

Investment in Green Li-ion Pte. LTD ( “ Green Li-ion ” )

At  March 31, 2026 and December 31, 2025, the Company owned 35,662 Green Li-ion preferred shares and our ownership remained at 13.34%. The Company monitors additional equity issuances and other potential orderly transactions of Green Li-ion to assess whether the equity securities issued are similar investments requiring adjustments of our investments carrying value to fair value. During the three-months ended March 31, 2026 and 2025, no adjustments were made to the carrying value of our investment in Green Li-ion as no orderly transactions for investments similar to the Company's investment were observed during those periods.

NOTE 4                  NOTES RECEIVABLE AND ADVANCES

Notes receivable and advances at March 31, 2026 and  December 31, 2025 include:

	March 31, 2026	December 31, 2025
Sierra Springs advances receivable	$—	$9,400,000
Daney Ranch note receivable	913,754	913,754
Total notes receivable and advances	$913,754	$10,313,754

Advances to Sierra Springs Opportunity Fund, Inc.

At December 31, 2025, the Company had an advance to SSOF of $9,400,000. During the three-months ended March 31, 2026, the Company advanced an additional $5,750,000. On March 26, 2026, all advances, totaling $15,150,000 were contributed in exchange for 23,307,692 shares of SSOF common stock at $0.65 per share. On March 30, 2026, the Company subscribed to and invested an additional $2,000,000 for 3,076,923 additional shares of SSOF common stock, also at $0.65 per share. These investments increased the Company's ownership to 40.66% (see Note 3). Total advances outstanding at March 31, 2026 and December 31, 2025 were $0 and $9,400,000, respectively. The advances were unsecured and bore interest at 4.5%. At  March 31, 2026 and December 31, 2025, interest receivable on the advances is $237,415 and $0, respectively, and is included in prepaid expenses and other current assets on our condensed consolidated balance sheet.

NOTE 5                 PROPERTIES, PLANT AND EQUIPMENT, NET AND MINERAL RIGHTS

Properties, plant and equipment at March 31, 2026 and  December 31, 2025 include the following:

	March 31, 2026	December 31, 2025
Land	$6,329,338	$8,529,338
Real property leased to third parties	79,030	1,037,049
Property, plant and equipment for mineral processing	—	27,241,814
Property, plant and equipment for renewable fuels processing	13,724,303	12,881,458
Property, plant and equipment for solar panel recycling	3,123,974	3,123,974
Construction in process	14,712,022	1,588,214
Other property and equipment	4,032,150	4,429,933
Accumulated depreciation	(5,904,437)	(28,945,571)
Total properties, plant and equipment, net	$36,096,380	$29,886,209

During the three-months ended March 31, 2026 and 2025, the Company recognized depreciation expense of $402,766 and $147,680, respectively. At March 31, 2026 and  December 31, 2025, the Company had $14,712,022 and $1,817,503, respectively, primarily for construction work in process that were not yet placed in service and have not yet begun depreciating.

The Company entered into purchase order commitments with third party vendors for equipment to be used in our industry-scale solar panel recycling facility to recycle and process end-of-life solar panels. As of March 31, 2026 and  December 31, 2025, the Company recorded $2.1 million and $7.6 million, respectively, in advances to vendors for equipment purchases within deposits on our condensed consolidated balance sheet.

Mineral Rights and Properties

Our mineral rights and properties at March 31, 2026 and  December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Comstock Mineral Estate	$—	$10,842,716
Other mineral properties	—	317,405
Water rights	730,597	820,595
Total mineral rights and properties	$730,597	$11,980,716

The Comstock Mineral Estate includes all of the Company's resource areas and exploration targets. During the three-months ended March 31, 2026 and 2025, we did not record any depletion expense, as none of the mineral properties are currently in production. Our mineral exploration and mining lease payments are classified as selling, general and administrative expenses in the condensed consolidated statements of operations.

On December 18, 2024 and amended on June 6, 2025, the Company executed a membership interest purchase agreement (the “Mackay MIPA”) with Mackay Precious Metals Inc. (“Mackay”) pursuant to which the Company sold all of its right, title, and interest in its wholly owned subsidiary Comstock Northern Exploration LLC, and the Company's 25% interest in Pelen Limited Liability Company (“Pelen”), for an aggregate purchase price of $2,950,000. Pursuant to a royalty agreement between the Company and Mackay, dated December 18, 2024 (the “Mackay Royalty Agreement”) the Company was to receive a 1.5% royalty of Net Smelter Returns (as such term is defined in the Mackay Royalty Agreement). On January 9, 2026, the Company and Mackay entered into a Royalty Purchase and Sale Agreement, wherein the Company sold to Mackay 100% of the Company’s right, title, and interest in and to a 1.5% net smelter returns royalty covering certain patented and unpatented mining claims and leased properties located in Storey County, Nevada, for an aggregate purchase price of $1,100,000, all of which was received on or before January 20, 2026. On February 22, 2026, the Company agreed to a minor modification to the non-compete language associated with the prior purchase of properties by Mackay and received an additional $300,000 in consideration from Mackay. During the three-months ended March 31, 2026, the Company recognized a total gain on sale of royalty rights of $1,400,010 in the condensed consolidated statements of operations.

Assets and Liabilities Held for Sale

In the first quarter of 2026, the Company committed a plan to sell the mining assets and related mining entities. The related assets and liabilities were classified as Held for Sale and $22,732,293 was classified as Assets Held for Sale and $6,651,319 was classified as Liabilities Held for Sale on the condensed consolidated balance sheet as of March 31, 2026.

The Company’s assets and liabilities held for sale at March 31, 2026, include the following:

Assets held for sale	March 31, 2026
Mineral properties	$11,160,121
Water rights	90,000
Buildings, land and equipment, net	7,353,714
Reclamation bond deposit	4,105,585
Other	22,873
Total assets held for sale	$22,732,293

Liabilities held for sale	March 31, 2026
Reclamation liability	$6,591,724
Other	59,595
Total liabilities held for sale	$6,651,319

NOTE 6                  INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at March 31, 2026 and  December 31, 2025 include the following:

	Estimated
	Economic Life
Description	(in years)	March 31, 2026	December 31, 2025

Developed technologies	10	$29,780,018	$29,780,018
License agreements	10	499,952	499,952
Distribution agreements	8	19,733	19,733
Accumulated amortization		(6,336,709)	(5,356,315)
Intangible assets, net		$23,962,994	$24,943,388

Accumulated amortization as of March 31, 2026 and  December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Developed technologies	$6,084,327	$5,116,765
License agreements	238,146	226,063
Distribution agreements	14,236	13,487
Accumulated amortization	$6,336,709	$5,356,315

For the three-months ended  March 31, 2026 and 2025, amortization expense related to intangible assets was $980,394 and $217,978, respectively.

Future minimum amortization expense is as follows at March 31, 2026:

Remainder of 2026	$2,941,185
2027	3,921,579
2028	3,918,834
2029	3,918,582
2030	3,918,582
Thereafter	5,344,232
$23,962,994

Changes in the intangible assets and goodwill balances for the three-months ended March 31, 2026 and 2025, are presented below:

	As of December 31, 2025	Additions	Impairment	Amortization	As of March 31, 2026
Intangible assets	$30,299,703	$—	$—	$—	$30,299,703
Accumulated amortization	(5,356,315)	—	—	(980,394)	(6,336,709)
Goodwill	1,507,154	—	—	—	1,507,154
Total intangible assets and goodwill	$26,450,542	$—	$—	$(980,394)	$25,470,148

	As of December 31, 2024	Additions	Impairment	Amortization	As of March 31, 2025
Intangible assets	$8,706,972	$180,000	$—	$—	$8,886,972
Accumulated amortization	(2,847,820)	—	—	(217,978)	(3,065,798)
Total intangible assets	$5,859,152	$180,000	$—	$(217,978)	$5,821,174

All intangibles and goodwill are associated with our Fuels Segment.

NOTE 7                  ACCRUED EXPENSES AND OTHER LIABILITIES - CURRENT

Accrued expenses and other liabilities - current at March 31, 2026 and  December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Accrued payroll costs	$1,068,187	$1,501,110
Accrued incentive compensation	—	263,750
Accrued vendor liabilities	460,281	753,221
Payable to research and development company - current	1,284,022	1,146,845
Payable to Flux Photon - current (see Note 14)	877,629	1,143,412
Other accrued expenses	36,348	39,961
Total accrued expenses	$3,726,467	$4,848,299

Payable to Research and Development Company

As of  March 31, 2026, the short-term payable to a research and development company (“Developer”) of $1,284,022 consists of payments due under the Securities Purchase Agreement dated March 1, 2024, between the Company and the Developer (see Note 3). During the three-months ended  March 31, 2026 and 2025, the Company paid $0 to the Developer in accordance with the funding commitments under the Developer Securities Purchase Agreement. For the three-months ended  March 31, 2026 and 2025, the Company recognized interest expense of $29,852, which represents the amortization of the discount that was recognized on the date of the agreement since the payable associated with the funding commitment is non-interest bearing.

Oklahoma Grant

On December 11, 2024, the Company was granted an award of $3,000,000 (the “OKL Award”), pursuant to that Contract between the Oklahoma Department of Commerce and the Company for a contractual award from the Oklahoma Quick Action Closing Fund (the “Contract”). The OKL Award funds in three tranches of $1,000,000 each within 45 days of Comstock Fuels Corporation (“Comstock Fuels”), a wholly owned subsidiary of the Company, meeting these three conditions:

•	publicly announcing the relocation of the Comstock Fuels headquarters to Oklahoma, which was completed in the first quarter of 2025;
•	identifying an Oklahoma site for the construction of a next-generation renewable fuel refinery and securing that site; and
•	invests at least $5,000,000 towards engineering, machinery, and/or materials associated with that Oklahoma site/facility.

The OKL Award must be used for purposes of economic development and related infrastructure development. The Award requires certain ongoing conditions to be met, including without limitation, creation of 45 jobs, with an average salary of $80,000 per person, $160 million of total investments, maintenance of headquarters by March 31, 2026, with at least ten jobs for a period of at least ten consecutive quarters no later than December 31, 2030, and operation of a commercial demonstration biorefinery no later than December 31, 2031, otherwise the granted monies received would have to be repaid. In 2025, the Company met the first and second conditions of the OKL Award. On January 20, 2026, the Company received $1,000,000 from the Oklahoma Department of Commerce for the second condition of the OKL Award. For the three-months ended March 31, 2026 and 2025, the Company recognized grant income of $16,670 and $8,333, respectively, in other income (expense) in the condensed consolidated statement of operations and recorded deferred revenue of $66,666 in accrued expenses and other liabilities and $1,870,830 in long-term deferred revenue on the condensed consolidated balance sheet. As of  March 31, 2026 and  December 31, 2025, the Company recorded $0 and $1,000,000, respectively, in accounts receivable on the condensed consolidated financial statements.

NOTE 8                  LEASES

The Company has the following lease expense recognized in the condensed consolidated statements of operations as follows:

	Three-Months Ended
	March 31, 2026	March 31, 2025
Finance lease expense:
Amortization of right-of-use assets	$12,937	$12,811
Interest on lease liabilities	629	—
Operating lease expense	828,541	297,748
Total lease expense	$842,107	$310,559

Other information:
Operating cash flows used in operating leases	$545,571	$161,232
Short-term operating lease expense	$15,824	$29,594

The Company has the following weighted average remaining lease terms and discount rates for our finance and operating leases:

	March 31, 2026	March 31, 2025
Weighted-average remaining lease term - finance leases (years)	4.50	—
Weighted-average remaining lease term - operating leases (years)	22.98	10.34
Weighted-average discount rate - finance leases	39.6%	—%
Weighted-average discount rate - operating leases	13.3%	13.5%

Finance Lease

Navitas

On March 11, 2026, the Company, as lessee, signed an Equipment Lease Agreement (the “Equipment Lease Agreement”) with lessor to lease security system equipment located at 600 Lake Avenue, Silver Springs, NV. The Equipment Lease Agreement is under a fifty-five month term commencing on March 15, 2026 at $756 per month. At lease inception, the Equipment Lease Agreement was classified as a finance lease with a lease term of fifty-five months, which exceeds 75% of the useful life of the equipment. On  March 15, 2026, the Company recorded a right-of-use asset and lease liability of $19,053 at an implicit discount rate of 39.63%.  For the three months ended March 31, 2026, the amortization of right-of-use asset and interest expense was $756.

Operating Leases

Comstock Metals

On December 10, 2025, the Company, as lessee, signed a Lease Agreement (the “Industrial and Commercial Lease”) with the lessor to lease land and premises located at 10210 Idaho Ave, Hanford, CA. Under the Industrial and Commercial Lease, rent payments of $17,500 per month will begin when all necessary and required permits are secured. In  February 2026 all required permits were secured which resulted in an increase in the right-of-use asset and lease liability of $19,449. For the three months ended March 31, 2026, the fixed operating lease expense was $57,021.

On January 1, 2026, the Company, as lessee, signed a Lease Agreement (the “Lease Agreement”) with lessor to lease land and premises located at 60901 Beech Grove Lane, Cambridge, OH. The Lease Agreement is under a five-year term commencing on January 1, 2026, or upon receipt of all required permits, and includes an option to extend the term for an additional 60 months with rental expense of $12,500 per month. Lease payments under the Lease Agreement do not begin until all permits are received, which occurred in March 2026. At lease inception, the Lease Agreement was classified as an operating lease with a lease term of five years. At January 1, 2026, the Company recorded a right-of-use asset and lease liability of $523,890 at an implicit discount rate of 14.08%.  For the three months ended March 31, 2026, the fixed operating lease expense was $36,290.

On  March 1, 2026, the Company assumed an existing lease with Ren Fuel K2B Snowco AB, as lessee, for hydrotreating equipment with lessor. The Lease Agreement (the “Hydrotreating Equipment Lease”) had an original lease term of five years commencing on June 2, 2024. Under the lease, rental expense is $6,178 per month. The lease automatically renews at the end of the five-year period, unless notice of cancellation is given three months prior to the end of the original term. The Company currently does not believe an extension beyond the original term is probable. At lease inception, the Hydrotreating Equipment Lease was classified as an operating lease with a remaining lease term of 3.3 years. The interest rate explicit in the lease is the 90-day Stockholm Interbank Offering Rate (STIBOR). At  March 1, 2026, the Company recorded a right-of-use asset and lease liability of $238,379 at a discount rate of 2.12%. For the three months ended March 31, 2026, the fixed operating lease expenses were $6,178.

Sierra Clean Processing LLC (“SCP”)

On August 15, 2023, the Company, as lessee, signed a Real Estate and Building Lease Agreement with SCP to lease real property and improvements located at 700 Lake Avenue in Silver Springs, Nevada. For the three-months ended  March 31, 2026 and 2025, the fixed operating lease expense was $14,908.

On July 1, 2024, the Company, as lessee, signed a Real Estate and Building Lease Agreement (the “SCP Real Estate and Building Lease”) with SCP to lease real property and improvements located at 600 Lake Avenue in Silver Springs, Nevada. Under the SCP Real Estate and Building Lease, rent payments were $30,000 per month until all necessary and required permits were secured. In  February 2026 all required permits were secured which resulted in a decrease in the right-of-use asset and lease liability of $73,792. For the three-months ended  March 31, 2026 and 2025, the fixed operating lease expense was $215,254 and $217,875, respectively.

On November 1, 2025, the Company, as lessee, signed a Lease Agreement (the “SCP Storage Lease”) with SCP to lease land and premises located at 800 Lake Avenue in Silver Springs, Nevada. Under the SCP Storage Lease, rent payments of $5,000 per month will begin when all necessary and required permits are secured which occurred during the quarter ended March 31, 2026, and resulted in a decrease in the right-of-use asset and lease liability of $28,116. For the three months ended March 31, 2026, the fixed operating lease expense was $14,212.

The Company's chief executive officer is an executive and director of SCP.

Minimum lease payments to be paid by the Company by fiscal year for the Company's operating leases are as follows:

	Operating Leases	Finance Leases
For the remainder of 2026	$2,292,761	$6,802
2027	3,402,293	9,069
2028	3,343,160	9,069
2029	3,291,745	9,069
2030	3,203,672	6,802
Thereafter	38,940,853	—
Total lease payments	54,474,484	40,811
Less: imputed interest	(35,033,251)	(21,884)
Present value of lease liabilities	$19,441,233	$18,927

NOTE 9         COMMITMENTS AND CONTINGENCIES

AST LICENSE AGREEMENTS

The Company is party to three license agreements (collectively, the “AST License Agreements”) with AST, pursuant to which the Company agreed to license certain developed technologies of AST for use at three facilities in exchange for three facility-specific license fees of $500,000 each, and a royalty fee equal to 1.0% of the gross revenue of each of the first three operating facilities. License fees totaling $1,500,000 for the AST licenses were completed in 2022, and no additional payments are anticipated. As of March 31, 2026, no royalty fees have been paid under the AST License Agreements.

GREAT BASIN PRECEDENT AGREEMENT

On November 29, 2025, the Company and Great Basin Gas Transmission Company (“Great Basin”) entered into a Precedent Agreement for Great Basin to construct and install pipelines and appurtenant facilities (“Expansion Facilities”) to our properties in Silver Springs Nevada and anticipated to be completed by November 2028. Upon approval of the certificate of public convenience by the Federal Energy Regulatory Commission (“FERC”) authorizing the construction of the Expansion Facilities and prior to commencing construction, Great Basin will tender a Transportation Service Agreement consistent with tariff for rate schedule to the Company. The Transportation Service Agreement will be for a term of twenty years beginning on November 1, 2028 with a daily reserve capacity of 50,000 Dekatherm. Great Basin may terminate the Precedent Agreement at any time if (1) Great Basin determines that all or any portion of the Expansion Facilities would be operationally and/or economically infeasible; (2) the Company fails to perform its duties and obligations; and (3) Great Basin has not received and accepted a final certificate order from FERC. If the Precedent Agreement is terminated, the Company must reimburse Great Basin all project development and default costs.

Under the Precedent Agreement and a related guaranty executed on March 31, 2026 (the “Great Basin Guaranty”), the Company has guaranteed the performance of its obligations, including potential reimbursement of its proportionate share of certain project development costs, in the event of specified termination or default events outside of the Company's control. To secure its obligations under the Great Basin Guaranty, the Company is required to provide credit support in the form of a phased surety arrangement, which is collateralized through an escrow account. The surety amount increases over time and is expected to reach approximately $54.0 million by December 31, 2027. The surety remains in effect until modified by Great Basin based on the Company’s payment history and creditworthiness or until the project reaches its in‑service date. The Company recognized a guarantee liability related to the Great Basin Guaranty, which was initially measured at fair value at the time the guaranty was executed. As of March 31, 2026, the carrying amount of the guarantee liability was $475,000, which is included in other long‑term liabilities in the condensed consolidated balance sheets. The corresponding guarantee asset is included in long-term other assets (see Note 11).

INVESTMENT IN LICENSED TECHNOLOGY

Developer (see Note 3)

On March 1, 2024, the Company and Developer entered into the DSA to advance technologies owned by the Company's subsidiary that incorporate applications of intellectual properties owned by the Developer (“Developer IP”) (See Note 3). For the three-months ended March 31, 2026 and 2025, the Company recorded $0 and $350,700, respectively, as research and development expense in the condensed consolidated statements of operations. On March 1, 2024, Developer granted the Company an exclusive license to use Developer IP to produce fuel (“Fuels License”) and treat water (“Water License” and, together with the Fuels License, the “Comstock License Agreements”) in exchange for royalty fees based on the production and sales of qualified products. The Comstock License Agreements also require the Company to pay minimum royalty fees equal to $20,000 on the earlier to occur of 240 days after receiving a patent for the Developer IP, and, commenced on February 15, 2025, and for each year thereafter, (i) $10,000 in years 1 and 2, (ii) $25,000 in years 3 and 4, and (iii) $75,000 in year 5 and thereafter. The Company also agreed to pay for certain outstanding and future patent costs, as well as a new patent filing fees for each new patent application added to the Licensed Patent Rights deriving from Developer individually ($10,000) or together with the Company ($5,000). The scope of the Water License is exclusive unless Comstock elects not to invest a minimum of $100,000 per calendar quarter after completion of Phase 1. As of  March 31, 2026 and  December 31, 2025, payables to the Developer included in accounts payable on the condensed consolidated balance sheet were $1,332,099.

NREL

On October 1, 2024, the Company entered into an agreement with a managing and operating contractor of the U.S. Department of Energy’s (“DOE”) National Renewable Energy Laboratory (“NREL”). The agreement provides that the Company fund the research which includes the use of its pilot facility, equipment and laboratory in Wisconsin. The ongoing funding commitment during 2026, and 2027 is $1.7 million and $1.5 million, respectively. In 2025, the company funded $1,616,928 for the funding commitment. For the three-months ended March 31, 2026 and 2025, $494,232 and $404,232, respectively, has been funded under the agreement and recognized as research and development expense.

On October 1, 2024, the Company entered into an exclusive licensing agreement with the same party whereby the Company obtained exclusive license in existing or future patent rights associated with the research. Under this licensing agreement, the Company will pay a royalty fee equal to 3% of net sales. The agreement includes minimum annual royalty payments that are not applied against future years’ royalty payments. For the three-months ended March 31, 2026 and 2025,  the Company paid $90,000 and $65,000, respectively, in annual royalty fees recognized as research and development expense in our condensed consolidated statement of operations. Annual royalty payments are as follows:

Minimum Annual Royalty
For the remainder of 2026	$-
2027	$95,000
2028	$125,000
2029	$135,000
2030	$150,000
Thereafter	$150,000

The Company has sublicensing rights and will pay a royalty fee equal to 15% of any such sublicensing revenue to NREL. The royalty fee and the sublicensing fee will be reduced to 2% and 10%, respectively, upon achievement of certain thresholds.

Marathon Petroleum Corporation

On February 28, 2025, Bioleum, a subsidiary of the Company, entered into a series of definitive agreements with Virent Inc. (“Virent”), which have been assigned to Bioleum and involve the purchase of $14.0 million in Bioleum equity as part of Bioleum’s planned Series A preferred equity financing (“Series A Financing”), subject to a $700 million valuation cap (“Investment”). The purchase price included $1.0 million in cash and $13.0 million in the Marathon SAFE Note (see Note 11) issued in exchange for payment-in-kind assets, on and subject to the terms and conditions of the applicable transaction documents (“Investment Agreements”). The Investment Agreements, as amended on  September 26, 2025, required the $1.0 million cash portion of the Investment to be made within five business days of the execution by Bioleum of third-party investment agreements for at least $25,000,000 in Series A equity financing. The Investment Agreements additionally required Bioleum to grant MPC Investment LLC a lien on the Marathon Payment-In Kind Assets if Bioleum does not complete $25,000,000 in the Series A equity financing before March 31, 2026. In the first quarter of 2026, Virent notified the Company that the $1.0 million in addition cash investment would not be extended and no lien on the Marathon Payment-In Kind Assets would be executed. As of  March 31, 2026 and December 31, 2025, $20.0 million of Series A equity financing has been completed. The Investment Agreements provided for the grant by Virent to Bioleum of a non-exclusive, non-transferable, non-assignable, non-sublicensable, perpetual, royalty-free license under the Virent IP solely for research and development purposes associated with the Marathon Payment-In Kind (“Virent IP”), excluding applications involving the heterogenous catalysis of biomass-derived sugars.

OTHER

The Company agreed to pay each of the independent directors a total of $160,000 annually, in cash or shares of common stock, which includes an annual cash payment of $60,000 plus chair and committee meeting fees. The Chair of each Committee is paid an additional cash payment of $20,000 annually. For the three-months ended March 31, 2026 and 2025, the Company recognized director fees expenses of $396,658 and $200,000, respectively. As of  March 31, 2026 and December 31, 2025, director fees compensation included in accounts payable on the condensed consolidated balance sheet was $0 and $290,000, respectively. From 2023 through 2025, the Company accrued $1,475,000 in director fee compensation associated with the director fees payable expected to be satisfied with shares of the Company's common stock and included in other long-term liabilities on the condensed consolidated balance sheet. In  January 2026, the Company issued shares of stock to these directors to satisfy the amount accrued as of December 31, 2025 (see Note 10).

From time to time, we are involved in claims and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

NOTE 10         EQUITY

Issuance of Registered Shares of Common Stock

2026 Issuances - For the three months ended March 31, 2026

On January 28, 2026, the Company announced a Confidentially Marketed Public Offering (“CMPO”) with Titan Partners Group LLC (“Titan Partners”). The Company raised $50 million in gross proceeds before underwriting discounts and commissions and other offering expenses. On January 30, 2026, the Company issued 18,181,819 registered shares of its common stock at a price of $2.75 per share for $50,000,002 and received net proceeds of $46,140,002 pursuant to the equity offering on January 28, 2026. On March 3, 2026, Titan Partners exercised their over-allotment option and placed an additional 2,727,272 registered shares of our common stock at a price of $2.75 per share for additional gross proceeds of $7,499,998 (net proceeds of $6,937,498).

On January 5, 2026, the Company issued a total of 463,721 shares of common stock of the Company with a fair value of $1,864,159 determined by the closing price per share of our common stock of $4.02 to our non-employee directors for annual director services for the period from January 1, 2022 and forward through March 31, 2026, pursuant to the shareholder approved Comstock Inc. 2020 and 2022 Equity Incentive Plans, for services rendered. All of our non-employee directors elected to take their previously earned and accrued compensation for all of these previous years services in common shares and also agreed to increase the ownership guidelines for owning and holding the Company’s common shares. The stock-based compensation for these professional services will be paid quarterly going forward (see Note 9).

On November 21, 2025, the Company entered into an At the Market Offering Agreement (“2025 Titan ATM Agreement”) with Titan Partners to offer and sell registered shares of common stock of the Company at an aggregate offering price of up to $100 million from time to time, at our option, on terms we deem favorable. In 2026, the Company issued 872,838 registered shares of common stock to Titan Partners for an aggregate sales price of $3,479,179 at an average price per share of $3.99. In 2025, the Company issued 589,243 registered shares of common stock to Titan Partners for an aggregate sales price of $2,221,513 at an average price per share of $3.77. At  March 31, 2026, the 2025 Titan ATM Agreement has $96.4 million remaining capacity.

2025 Issuances - For the three-months ended March 31, 2025

On February 3, 2025, the Company issued 66,035 registered shares of its common stock for debt-issuance costs equal to 3% of the principal amount of the 2025 Kips Bay Note with a fair value of $319,149.

Issuance of Unregistered Shares of Common Stock

2025 Issuances - For the three-months ended March 31, 2025

Issuance Date	Issued To	Fair Value	Common Shares Issued
Various	Alvin Fund LLC (“Alvin Fund”)	$142,422	35,366
March 20, 2025	American Science and Technology Corporation (“AST”)	$2,482,200	985,000
February 28, 2025	Former LINICO CEO	$1,860,000	775,000
January 27, 2025	Kips Bay Select LP	$212,766	44,024
Total common shares issued			1,839,390

Noncontrolling Interest

As of  March 31, 2026, the liquidation preference of the Company’s Series 1 Convertible Preferred Shares exceeded Bioleum’s net assets, resulting in substantially all of Bioleum’s losses being attributed to the Company.

On February 23, 2026, holders of a majority of all the issued and outstanding convertible preferred stock of Bioleum Corporation authorized amended and restated articles of incorporation for Bioleum that (a) modified certain provisions of the articles that holders that made the Series 2 Preferred Stock that provided that the Series 2 Preferred Stock would convert into 20% of the as-converted common shares outstanding at all times prior to a Qualifying IPO or Deemed Liquidation Event (each as defined in such articles of incorporation), effectively eliminating the anti-dilution protection, and (b) removed the restriction prohibiting the conversion of the Company's Series 1 Preferred Stock into more than 9.9% of the as-converted common shares outstanding, effectively restoring all of the Company's voting rights. Management evaluated the amendment and determined that it represented a modification as opposed to an extinguishment of the existing preferred stock; accordingly, no gain or loss was recognized and the carrying amounts of the Series 1 and Series 2 Preferred Stock were not adjusted. The Company considered its consolidation conclusion and determined that Bioleum continues to be consolidated on the same basis as previously reported and the modifications did not constitute a reconsideration event.

Warrants

Outstanding warrants at March 31, 2026 and  December 31, 2025 are as follows:

	Number of Warrants as of March 31, 2026	Number of Warrants as of December 31, 2025	Exercise Price	Expiration Date
GHF, Inc.	20,000	20,000	$4.56	December 31, 2027
GHF, Inc.	50,000	50,000	$4.56	December 31, 2027
GHF, Inc.	50,000	50,000	$4.56	December 31, 2027
Alvin Fund LLC	100,000	100,000	$4.56	December 31, 2027
Underwriter Purchase Warrants	1,073,334	1,073,334	$2.58	August 12, 2030
Underwriter Purchase Warrants	1,463,636	—	$3.16	January 28, 2031
Total outstanding warrants	2,756,970	1,293,334

The following table presents our underwriter purchase warrants at  March 31, 2026:

Date of Issuance	Warrants	Initial Exercise Date	Expiration Date	Exercise Price
August 14, 2025	933,334	February 8, 2026	August 12, 2030	$2.58
September 15, 2025	140,000	February 8, 2026	August 12, 2030	$2.58
January 30, 2026	1,272,727	July 27, 2026	January 28, 2031	$3.16
March 3, 2026	190,909	July 27, 2026	January 28, 2031	$3.16

During the three-months ended March 31, 2026 and 2025, no warrants were exercised or expired.

NOTE 11

FAIR VALUE MEASUREMENTS

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2026:

		Fair Value Measurements at
		March 31, 2026
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Georges Trust derivative	$136,114	$—	$136,114	$—
Total assets measured at fair value	$136,114	$—	$136,114	$—

Liabilities:
Marathon SAFE Note	$12,000,000	$—	$—	$12,000,000
Total liabilities measured at fair value	$12,000,000	$—	$—	$12,000,000

The following table presents our assets and liabilities measured at fair value on a recurring basis at  December 31, 2025:

		Fair Value Measurements at
		December 31, 2025
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Georges Trust derivative	$1,201,114	$—	$1,201,114	$—
Alvin Fund derivative	759,682	—	759,682	—
Total assets measured at fair value	$1,960,796	$—	$1,960,796	$—

Liabilities:
Marathon SAFE Note	$12,000,000	$—	$—	$12,000,000
Total liabilities measured at fair value	$12,000,000	$—	$—	$12,000,000

VALUATION METHODOLOGIES

Following is a description of the valuation methodologies used for the Company's financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Derivatives

The Company has several derivatives associated with its common stock including make-whole commitments and debt conversion options. The following tables presents changes in our derivative assets and liabilities for the three-months ended March 31, 2026 and 2025, measured at fair value:

	For the Three-Months Ended March 31, 2026
	As of December 31, 2025	(Additions) Deductions	Change in Fair Value	Proceeds Received and Payments Made for Change in Contractual Stock Consideration	As of March 31, 2026
Georges Trust derivative	$1,201,114	$—	$(1,194,000)	$129,000	$136,114
Alvin Fund derivative	759,682	—	471,985	(1,231,667)	—
Total derivative assets (liabilities) at fair value	$1,960,796	$—	$(722,015)	$(1,102,667)	$136,114

	For the Three-Months Ended March 31, 2025
	As of December 31, 2024	(Additions) Deductions	Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of March 31, 2025
2025 Kips Bay convertible debt derivative	$—	$(1,421,645)	$501,645	$—	$(920,000)
LINICO acquisition-related payable derivative	—	(340,000)	31,000	—	(309,000)
AST derivative	—	480,540	(88,540)	—	392,000
Haywood derivative	1,529,850	—	(1,634,908)	120,000	14,942
Total derivative assets (liabilities) at fair value	$1,529,850	$(1,281,105)	$(1,190,803)	$120,000	$(822,058)

At March 31, 2026 and  December 31, 2025, the fair value of the derivative assets (George's Trust and Alvin Fund) were based on a trading price of the Company’s shares of $3.05, and $3.76, respectively. At  March 31, 2025, fair value of the derivative assets (Decommissioning Services LLC (“Haywood”) and AST) and derivative liabilities (LINICO acquisition-related payable and Kips Bay) were based on a trading price of the Company’s shares of $2.44.

Georges Trust Derivative Instrument

On August 13, 2025, pursuant to that certain promissory note amendment, dated April 22, 2024, between GHF Inc. and the Company, the Company issued 1,500,000 shares of its common stock to Georges Trust with a fair value of $4,755,000 determined by the closing price per share of our common stock of $3.17. If and to the extent that the sale of the shares results in net proceeds greater than $4,653,886, then Georges Trust is required to pay all of such excess proceeds to the Company. If and to the extent that the sale of the shares results in net proceeds less than $4,653,886, then the Company is required to pay Georges Trust equal to such shortfall. Pursuant to the amendment, a true up provision was recognized as a derivative asset in the amount of $101,114 on the date of the amendment. On March 30, 2026, the Company and the Georges Trust entered into a Second Note Amendment Agreement (the “Second Amendment”), pursuant to which the parties agreed to extend the date by which the Company is required to pay any remaining balance due under the Note from April 15, 2026, to July 15, 2026 and increased the total consideration to $4,782,886. During the three-months ended March 31, 2026, the Company paid Georges Trust $129,000 which resulted in a decrease in contractual stock consideration. During the three-months ended March 31, 2026, the Company recorded a loss of $1,194,000 for the change in the fair value of the derivative. At  March 31, 2026, Georges Trust holds 1,500,000 shares of the Company's stock (see Note 15). The derivative asset is classified within Level 2 fair value measurement within the fair value hierarchy.

Alvin Fund Derivative Instruments

On August 12, 2025, pursuant to that certain short-term promissory note, the Company issued 1,400,000 shares of its common stock to Alvin Fund with a fair value of $4,438,000 determined by the closing price per share of our common stock of $3.17. If and to the extent that the sale of the shares results in net proceeds greater than $4,504,318, then Alvin Fund is required to pay all of such excess proceeds to the Company. If and to the extent that the sale of the shares results in net proceeds less than $4,504,318, then the Company is required to pay Alvin Fund equal to such shortfall. Pursuant to the amendment, a true up provision was recognized as a derivative liability in the amount of $66,318 on the date of the amendment. During the three-months ended March 31, 2026, the Company recorded a gain of $471,985 for the change in the fair value of the derivative. In the first quarter of 2026, Alvin Fund sold 1,400,000 shares of the Company's stock for net proceeds of $5,592,009. The Company received cash of $1,231,667 representing cash from the sale of the common shares in excess of amounts owed. The derivative asset was classified within Level 2 fair value measurement within the fair value hierarchy. At  March 31, 2026, the Company fulfilled our commitment requirements on the make-whole provision and the derivative and the accounting thereto.

Marathon SAFE Note Instrument

On February 28, 2025, Bioleum, the Company's subsidiary, entered into a series of definitive agreements with Virent, which have been assigned to Bioleum and involve the purchase of Bioleum equity as part of Bioleum’s planned Series A Financing (see Note 9). As of February 28, 2025, the Company recognized the Marathon SAFE Note liability of $12.0 million on the condensed consolidated balance sheets in connection with the agreement with Virent and elected to account the Marathon SAFE Note liability under the fair value option. The Marathon SAFE Note liability was estimated with assistance from third-party valuation specialists and valued using a probability weighted present value of the Marathon SAFE Note with the discount factor based on published venture capital rate of returns of 35% and a discounting period range of 0.25 to 0.84 years. At March 31, 2026, the fair value of the Marathon SAFE Note liability was estimated at $12.0 million and valued using a probability weighted present value of the Marathon SAFE Note with the discount factor based on published venture capital rate of returns of 35% and a discounting period range of 0.25 to 0.75 years. The Marathon SAFE Note liability was classified as a Level 3 fair value measurement within the fair value hierarchy.

For the three-months ended March 31, 2026, the range of variables used to calculate the original fair value of the Marathon SAFE Note and the fair value on the dates of conversion are as follows.

Present Value of Marathon SAFE Note	Discount Rate	Period Range
$12.0 million	35%	0.25 years to 0.75 years

For the three-months ended March 31, 2025, the range of variables used to calculate the original fair value of the Marathon SAFE Note and the fair value on the dates of conversion are as follows.

Present Value of Marathon SAFE Note	Discount Rate	Period Range
$12.0 million	35%	0.25 years to 0.84 years

Great Basin Guarantee

On March 31, 2026, the Company and Great Basin executed the Great Basin Guaranty (see Note 9). As of March 31, 2026, the Company recorded a guarantee liability of $475,000 and a corresponding guarantee long-term asset, measured at fair value at the time the guaranty was executed, on the condensed consolidated balance sheets. The Great Basin Guaranty liability was estimated with the assistance of third-party valuation specialists and valued using a Probability‑Weighted Expected Return Method (“PWERM”), which considers multiple discrete future outcomes and probability‑weights the expected discounted cash flow approach associated with each scenario using a probability weighted present value with the discount factor based on published venture capital rate of returns of 35%. The scenarios used in the valuation included a base case, late failure case and early failure case with probabilities of 95%, 4% and 1%, respectively, with each case scenario reflecting the surety payments anticipated and anticipated repayments. The Great Basin Guaranty liability was classified as a Level 3 fair value measurement within the fair value hierarchy.

Other Financial Instruments

At March 31, 2026, the carrying amount of cash and cash equivalents, notes receivable, equipment deposits, Flux Photon payable, and reclamation bond approximates fair value because of the short-term maturity of these financial instruments.

NOTE 12         NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. For the three-months ended March 31, 2026 and 2025, all common stock equivalent shares, which is limited to outstanding warrants (Note 10) are antidilutive.

NOTE 13         SEGMENT REPORTING

We have the following segments and reporting units: Fuels, Metals, Mining, Strategic Investments and Corporate. Summarized financial information relating to our reportable segments is provided below. For the Strategic Investments and Corporate Segments, our chief operating decision maker (“CODM”) is our chief executive officer. For our Fuels Segment, our CODM is the President of Bioleum. For the Metals segment, our CODM is the Metals President. For the Mining segment, our CODM is its President and our chief financial officer.

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

The Company’s total revenue for the three-months ended  March 31, 2026, consisted of the following:

	Metals	Mining	Strategic Investments	Corporate	Bioleum	Total
Mining and Real Estate	$—	$33,750	$—	$4,500	$—	$38,250
Recycling	40,887	—	—	—	—	40,887
Decommissioning Services	228,383	—	—	—	—	228,383
Off-take	5,936	—	—	—	—	5,936
Total Revenue	$275,206	$33,750	$—	$4,500	$—	$313,456

The Company’s total revenue for the three-months ended  March 31, 2025, consisted of the following:

	Metals	Mining	Strategic Investments	Corporate	Bioleum	Total
Mining and Real Estate	$—	$32,250	$—	$4,800	$—	$37,050
Decommissioning Services	743,912	—	—	—	—	743,912
Off-take	4,853	—	—	—	—	4,853
Total Revenue	$748,765	$32,250	$—	$4,800	$—	$785,815

For the three-months ended March 31, 2026, three customers, Atlantic Iron & Metals, Southern Company and Virtus Renewables, accounted for over 10% of our revenues. For the three-months ended March 31, 2025, one customer, RWE, accounted for over 10% of our revenues. At  March 31, 2026, three customers, Illuminate, Southern Company and Kiewitt, each individually accounted for over 10% of our accounts receivable balance. At  December 31, 2025, one customer, RWE, accounted for over 10% of our revenues and two customers, Illuminate and Alpaugh North LLC, accounted for over 10% of our accounts receivable balance. At March 31, 2026, Comstock Metals billed $537,185 of which $274,954 million was for decommissioning services, recycling fees and off-take revenue and $262,231 of which represents fees for recycling services that have not yet been completed and are recognized as deferred revenue. As of  March 31, 2026, total deferred revenue for these services were $250,917.

Three-Months Ended
March 31, 2026	Metals	Mining(1)	Strategic Investments	Corporate / Other	Total of Segments before Bioleum Corp.	Bioleum	Consolidated
Revenue	$275,206	$33,750	$—	$4,500	$313,456	$—	$313,456

Cost of goods sold	$599,810	$—	$—	$—	$599,810	$—	$599,810

Selling and marketing	$34,572	$—	$—	$322,344	$356,916	$3,558	$360,474

General and administrative	$1,343,841	$316,965	$1,487	$2,216,069	$3,878,362	$2,329,937	$6,208,299

Research and development	$53,964	$2,080	$—	$—	$56,044	$2,040,198	$2,096,242

Depreciation and amortization	$67,059	$40,068	$—	$19,646	$126,773	$1,264,611	$1,391,384

Gain on sale of royalty rights	$—	$(1,400,010)	$—	$—	$(1,400,010)	$—	$(1,400,010)

Loss from operations	$(1,824,040)	$1,074,647	$(1,487)	$(2,553,559)	$(3,304,439)	$(5,638,304)	$(8,942,743)

Total other income (expense), net	$(629)	$49,172	$—	$(458,270)	$(409,727)	$(30,947)	$(440,674)

Net loss	$(1,824,669)	$1,123,819	$(1,487)	$(3,011,829)	$(3,714,166)	$(5,669,251)	$(9,383,417)

Interest Expense	$629	$722	$—	$85,656	$87,007	$60,986	$147,993

Equity method investment loss	$—	$—	$—	$(227,844)	$(227,844)	$(24,000)	$(251,844)

Capital Expenditures	$5,658,199	$—	$—	$—	$5,658,199	$18,733	$5,676,932
(1) Mining segment - asset held for sale (see Note 5)

Three-Months Ended
March 31, 2025	Metals	Mining(1)	Strategic Investments	Corporate / Other	Total of Segments before Bioleum Corp.	Bioleum	Consolidated
Revenue	$748,765	$32,250	$—	$4,800	$785,815	$—	$785,815

Cost of goods sold	$886,796	$—	$—	$—	$886,796	$—	$886,796

Selling and marketing	$13,544	$—	$—	$222,842	$236,386	$988	$237,374

General and administrative	$494,552	$164,238	$2,786	$2,098,114	$2,759,690	$261,401	$3,021,091

Research and development	$36,627	$1,441	$—	$1,114,045	$1,152,113	$2,151,805	$3,303,918

Depreciation and amortization	$62,619	$45,288	$—	$19,896	$127,803	$247,581	$375,384

Loss from operations	$(745,373)	$(178,717)	$(2,786)	$(3,450,097)	$(4,376,973)	$(2,661,775)	$(7,038,748)

Total other income (expense), net	$—	$(1,589,477)	$31,000	$(419,608)	$(1,978,085)	$(77,098)	$(2,055,183)

Net loss	$(745,373)	$(1,768,194)	$28,214	$(3,869,705)	$(6,355,058)	$(2,738,873)	$(9,093,931)

Interest Expense	$—	$921	$—	$572,714	$573,635	$85,509	$659,144

Equity method investment income	$—	$—	$—	$41,438	$41,438	$—	$41,438

Acquisitions to intangible assets	$—	$—	$—	$—	$—	$180,000	$180,000

Capital Expenditures	$206,822	$—	$—	$—	$206,822	$34,051	$240,873
(1) Mining segment - asset held for sale (see Note 5)

As of March 31, 2026	Metals	Mining(1)	Strategic Investments	Corporate / Other	Total of Segments before Bioleum Corp.	Bioleum	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$38,559	$69,904	$—	$48,967,393	$49,075,856	$3,891,945	$52,967,801

Accounts receivable	$311,600	$—	$—	$—	$311,600	$—	$311,600

Derivative assets	$—	$—	$—	$136,114	$136,114	$—	$136,114

Other current assets	$123,791	$15,772	$—	$438,373	$577,936	$241,784	$819,720

Assets held for sale	$—	$22,420,250	$—	$312,043	$22,732,293	$—	$22,732,293

Total current assets	$473,950	$22,505,926	$—	$49,853,923	$72,833,799	$4,133,729	$76,967,528

Non-current Assets:
Investments	$—	$—	$55,348,221	$—	$55,348,221	$1,055,371	$56,403,592

Properties, plant and equipment, net	$15,331,016	$79,030	$6,328,338	$24,152	$21,762,536	$14,333,844	$36,096,380

Intangible assets, net	$—	$—	$—	$—	$—	$23,962,994	$23,962,994

Goodwill	$—	$—	$—	$—	$—	$1,507,154	$1,507,154

Other assets	$8,452,245	$913,754	$730,596	$475,000	$10,571,595	$12,624,290	$23,195,885

Total non-current assets	$23,783,261	$992,784	$62,407,155	$499,152	$87,682,352	$53,483,653	$141,166,005

TOTAL ASSETS	$24,257,211	$23,498,710	$62,407,155	$50,353,075	$160,516,151	$57,617,382	$218,133,533
(1) Mining segment - asset held for sale (see Note 5)

As of December 31, 2025	Metals	Mining(1)	Strategic Investments	Corporate / Other	Total of Segments before Bioleum Corp.	Bioleum	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$183,458	$149,060	$—	$9,425,807	$9,758,325	$7,193,320	$16,951,645

Accounts receivable	$287,874	$(152)	$—	$—	$287,722	$1,000,000	$1,287,722

Derivative assets	$—	$—	$—	$1,960,796	$1,960,796	$—	$1,960,796

Other current assets	$96,180	$1,975	$—	$166,977	$265,132	$192,684	$457,816

Total current assets	$567,512	$150,883	$—	$11,553,580	$12,271,975	$8,386,004	$20,657,979

Non-current Assets:
Investments	$—	$—	$38,426,065	$—	$38,426,065	$1,079,371	$39,505,436

Properties, plant and equipment, net	$2,387,121	$7,160,772	$6,328,338	$355,841	$16,232,072	$13,654,137	$29,886,209

Intangible assets, net	$—	$—	$—	$—	$—	$24,943,388	$24,943,388

Goodwill	$—	$—	$—	$—	$—	$1,507,154	$1,507,154

Other assets	$13,563,776	$16,109,357	$730,596	$9,400,000	$39,803,729	$13,300,742	$53,104,471

Total non-current assets	$15,950,897	$23,270,129	$45,484,999	$9,755,841	$94,461,866	$54,484,792	$148,946,658

TOTAL ASSETS	$16,518,409	$23,421,012	$45,484,999	$21,309,421	$106,733,841	$62,870,796	$169,604,637
(1) Mining segment - asset held for sale (see Note 5)

NOTE 14         RELATED PARTY TRANSACTIONS

The following related party transactions occurred during the three-months ended March 31, 2026 and 2025.

TRANSACTIONS INVOLVING SIERRA SPRINGS OPPORTUNITY FUND

At December 31, 2025, the Company had an advance to SSOF of $9,400,000. During the three-months ended March 31, 2026, the Company advanced an additional $5,750,000. On March 26, 2026, all advances, totaling $15,150,000 were contributed in exchange for 23,307,692 shares of SSOF common stock at $0.65 per share. On March 30, 2026, the Company subscribed to and invested an additional $2,000,000 for 3,076,923 additional shares of SSOF common stock, also at $0.65 per share. These investments increased the Company's ownership to 40.66% (see Notes 3 and 4). At  March 31, 2026 and December 31, 2025, the Company owns 37,620,726 and 11,236,111 shares, respectively, of SSOF common stock, representing an ownership of 40.66% and 16.99%, respectively, on a fully diluted, if converted basis. SSOF is a qualified opportunity zone fund, which owns 100% of Sierra Springs Enterprises Inc. (“SSE”), a qualified opportunity zone business (see also Notes 3 and 4). SSE and its subsidiaries own or control approximately 2,200 acres of land, a manufacturing facility, significant junior and effluent water rights, sewer rights and also owns and operates Sierra Clean Processing LLC and the Silver Springs Regional Airport LLC.

The Company's chief executive officer co-founded SSOF and SSE, and serves as the principal executive officer of SSOF and as an executive of SSE along with a diverse team of qualified financial, capital markets, real estate and operational professionals that together govern, lead and manage SSOF and SSE. Our chief executive officer and two of our directors have separately invested $525,000 into SSOF consisting of 6,624,333 voting shares of SSOF which represents 7.16% of the total as converted SSOF shares of common stock. The Company's chief executive officer has not received compensation from either SSOF or SSE.

TRANSACTIONS INVOLVING FLUX PHOTON

On September 7, 2021, the Company entered into the FPC Asset Purchase Agreement (as defined below) with Flux Photon to acquire the Flux Photon Assets. The purchase price payable for the Flux Photon Assets was $18,000,000 payable in cash to Flux Photon at a rate equal to 20% of the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its now and hereafter-existing subsidiaries, until the purchase price of $18,000,000 has been fully paid. The Company assigned the Flux Photon Assets (as defined below) to the Company immediately after closing. On December 10, 2021, the FPC Asset Purchase Agreement was amended to provide for the payment by the Company of a $350,000 down payment against the purchase price, with a remaining performance-based cash payment of $17,650,000 required under the FPC Asset Purchase Agreement. The Company's former chief technology officer, former director of the Company and former chief executive officer of Bioleum, is also the owner of 100% of the outstanding common stock of Flux Photon and as such was the indirect beneficiary of all payments made to Flux Photon pursuant to the FPC Asset Purchase Agreement.

On December 28, 2023, the Company entered into an amendment (the “2023 FPC Asset Purchase Agreement Amendment”) with Flux Photon to amend that certain Asset Purchase Agreement, dated on September 7, 2021, and amended on December 10, 2021 (as amended, the “FPC Asset Purchase Agreement”). Pursuant to the 2021 FPC Asset Purchase Agreement, the Company acquired certain intellectual property and related photocatalysis laboratory equipment (the “Flux Photon Assets”). The original purchase price included a payable for the Flux Photon Assets of $17,650,000, payable only from 20% of future cash flows defined as the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its now and hereafter-existing subsidiaries until the purchase price has been fully paid. The 2023 FPC Asset Purchase Agreement Amendment reduced the purchase price payable to Flux Photon to $16,850,000. On December 28, 2023, the Company paid $200,000 on this payable which was accounted for as an acquisition of intellectual property. The remaining balance of $16,650,000 will be paid to Flux Photon from future cash flows. During 2024, the Company paid an additional $275,000 to Flux Photon reducing the remaining payable from future cash flows to $16,375,000.

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

Flux Photon Earn Out

On May 21, 2025, in connection with the restructured acquisition of Bioleum and the execution and delivery of the Bioleum Transaction Documents, the Company and Flux Photon entered into the FPC Asset Purchase Agreement Amendment. Under the FPC Asset Purchase Agreement Amendment, the Company committed to a final settlement of $10.0 million of the existing Earn Out obligation. To satisfy this commitment, the Company issued 2,000,000 shares of common stock of the Company, 1,700,000 of such shares went towards settling $10.0 million of the Earn Out, with true up provisions for any proceeds received by Flux Photon that are below or in excess of $10.0 million, and the other 300,000 shares of common stock as settlement with certain Flux Photon affiliates. In 2025, Flux Photon sold all 1,700,000 shares of the Company's stock for net proceeds of $4,726,187 with a remaining amount owed to Flux Photon pursuant to the FPC Asset Purchase Agreement of $5,273,813 which was recognized as Flux Photon payable in the condensed consolidated balance sheet (see Note 15).

Payable to Flux Photon (see Note 7)

Pursuant to the 2025 FPC Asset Purchase Agreement Amendment, the Company is required to pay an additional $6,050,000 cash commitment to Flux Photon for the remaining Earn Out due on the FPC Asset Purchase Agreement. A portion of this remaining obligation to be paid by either the Company, at a rate equal to $120,000 per month for 18 months, and $60,000 per month thereafter, or Bioleum, at a rate of 2% of financing raised by itself, until such time as the entire remaining amount is paid in full settlement of the remaining Earn Out by both the Company and Bioleum. As of  March 31, 2026 and December 31, 2025, the Company has paid $1,480,000 and $1,000,000, respectively, directly toward that obligation with the remaining $4,570,000 required to satisfy the Flux Photon cash obligation. Since the payments are not interest bearing, the Company calculated the implied interest of $1,581,383 on the future cash payments using an implied interest rate of 9.76% which was recognized as a discount on the obligation of $6,050,000 to be recognized over the payment term. As of March 31, 2026, the liability has a balance of $3,430,278, net of imputed interest, consisting of a short-term payable of $877,629 (see Note 7) and long-term payable of $2,552,649 in Flux Photon payable in the condensed consolidated balance sheet for future payments due under the 2025 FPC Asset Purchase Agreement Amendment. For the three-months ended March 31, 2026 and 2025, the Company recognized interest expense of $111,946 and $0, respectively, which represents the amortization of the discount that was recognized on the date of the agreement since the payable associated with the commitment is non-interest bearing.

	As of March 31, 2026	As of December 31, 2025
Flux Photon earn out	$5,273,813	$5,273,813
Payable to Flux Photon	3,430,278	3,793,487
Total Flux Photon payable	$8,704,091	$9,067,300
Less: current payable	(877,629)	(1,143,412)
Long-term Flux Photon payable	$7,826,462	$7,923,888

BIOLEUM FOUNDERS SHARES

On May 22, 2025, Bioleum issued 2.0 million Series 2 Convertible Preferred Shares to the Founders Group in exchange for the assignment of developed technologies. A member of the Founders Group is an immediate family member of the chief executive officer. Additionally, the Founder’s Group included two former officers of the Company and one former officer and director of the Company.

TRANSACTIONS INVOLVING COMSTOCK METALS

In 2023, the Company acquired a metal recycling furnace from the Metals President for a $375,000 payable from a portion of future excess cash flows. As of December 31, 2025 and 2024, the furnace is included in property, plant, and equipment, net, and the related obligation is recorded in other long-term liabilities. For the  three-months ended March 31, 2026 and 2025, The Company recognized depreciation expense of $4,688 on the furnace.

On December 22, 2025, Comstock Metals, a wholly owned subsidiary of the Company, entered into a Profit Interest Award Agreement with the Metals President. Pursuant to the agreement, all units vest on achieving a performance condition for the sale and/or liquidation of Comstock Metals if the Metals President remains employed through December 22, 2030.

OTHER

Sierra Clean Processing LLC, a wholly owned subsidiary of SSOF, owns the buildings at 600 Lake Avenue, Silver Springs, Nevada which the Company entered into a Building Lease on August 15, 2023. Sierra Clean Processing LLC also owns the building at 700 Lake Avenue, Silver Springs, Nevada which the Company entered into a Real Estate and Building Lease on August 1, 2024 (see Note 8). Sierra Clean Processing LLC also owns the land at 800 Lake Avenue, Silver Springs, Nevada which the Company entered into a Storage Lease on November 1, 2025 (see Note 8). The Company's chief executive officer is an executive and director of Sierra Clean Processing LLC.

NOTE 15         SUBSEQUENT EVENTS

On April 6, 2026, the Company issued to Flux Photon 1,750,000 shares of common stock of the Company with a fair value of $6,055,000 determined by the closing price per share of our common stock of $3.46, to settle the remaining obligations of the Earn Out of $5,273,813 (see Note 14).  If and to the extent that the sale of the shares results in net proceeds greater than $5,273,813, then Flux Photon is required to pay all of such excess proceeds to the Company. If and to the extent that the sale of the shares results in net proceeds less than $5,273,813, then the Company is required to pay Flux Photon equal to such shortfall.

From April 6, 2026 through April 16, 2026, the Company issued a total of 63,944 shares of common stock of the Company to our non-employee directors for annual director services for the period from April 1, 2026 through June 30, 2026, pursuant to the shareholder approved Comstock Inc. 2020 and 2022 Equity Incentive Plans, for services rendered.

On April 30, 2026, the Company invested an additional $2,000,000 into SSOF for an additional 3,076,923 shares of SSOF common stock, also at $0.65 per share. These investments increased the Company's ownership to approximately 42.57%.

On May 6, 2026, the Company was notified that Georges Trust had sold the previously issued 1,500,000 shares of the Company’s common stock in connection with extinguishing a promissory note payable in 2025 (see Note 11). The net proceeds from the sale of those shares exceeded the amounts required to extinguish the principal and interest due on the note by approximately $500,000 which will be received by the Company in the second quarter of 2026.

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

OVERVIEW

Comstock commercializes innovative technologies, systems and supply chains that extract, process, and convert under-utilized waste and natural resources into clean energy and clean energy supporting products, including truly sustainable solutions that produce renewed and repurposed electrification metals and minerals from end-of-life solar panels. We approach industrial growth opportunities by identifying, acquiring, and building companies with the potential for superior financial returns on deployed capital, by systematically creating and operating industrial enterprises and systems from the ground up, typically in full equity-based alignment with the founders of the technologies, and then developing, integrating and commercializing their breakthrough technology-based solutions through a distinctive combination of operational and organizational scale-up expertise. Comstock Metals and Bioleum Corporation represent the two leading examples of actualizing our strategy, wherein the founders' groups have a meaningful stake (up to 20% of the subsidiaries' equity or comparable form of profit interest) that is fully restricted until major monetization events occur.

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

Lines of Business

Metals Segment

Our Metals Segment utilizes solar panel recycling and materials recovery solutions that drive sustainability across the electrification products market. From 2024 through 2026, we operated a permitted, demonstration-scale solar panel recycling facility that delivers environmentally superior, zero-landfilled recycling solutions to support U.S. mineral industries. For the three-months ended March 31, 2026 and 2025, this facility generated revenues of $0.3 million and $0.7 million, respectively, from service fees for decommissioning services, recycling and processing end-of-life solar panels, and offtake sales of high-value recycled materials, including aluminum, copper, glass, and concentrated precious metals. We believe this technology deployment is globally leading and positioned to operate a world-class, quality, global solar panel recycling operation and has the potential to set the global standard for solar panel recycling and ultimately, a global worldwide recycling network deployment.

Comstock Metals has completed all permitting requirements for its first industry-scale production facility, located on the same campus as the operating demonstration-scale facility. The cost of equipment and installation is estimated to be approximately $14 million. Equipment arrival and installation began in the first quarter of 2026, and commissioning of the plant is expected to be completed in the second quarter with operations coming on-line shortly thereafter. This plant is expected to scale to a production capacity to over 3 million panels per year representing up to 100,000 tons of processed waste materials per year. This strategically located facility will enable the expeditious transition of proven processes from commercial demonstration to full-scale production. The industry-scale facility is expected to enhance our ability to meet the rapid and continuously growing demand for domestically recovered metals. Comstock Metals has selected and submitted state-level permits for a second industry-scale production facility in southern Nevada.

Our plan supports the creation of a more robust domestic supply chain for critical materials by innovating and scaling sustainable recycling technologies. The Company plans to build up to seven facilities in the United States over the next five years and support American energy and resource independence while simultaneously delivering significant economic and environmental value.

Our Metals Segment's 2026 objectives included (1) finalizing commercial plant equipment installation, (2) commissioning of commercial plant, (3) securing larger and longer terms supply contracts (4) select site number two, three and four and begin permitting for site number two, (5) ensure financing for Comstock Metals to sufficiently fund the construction and commissioning of the Company’s second industry-scale facility (6) ordering all of the industry-scale equipment for our second industry-scale facility, (7) finalize the design for downstream recovery of the solar tailings, (8) extend and operate an upgrading line capable of making high specification glass materials and metallurgical grade Silicon metal from scrap OEM materials, and (9) operate one ton per day pilot that can recover silver products and initially create concentrated “other metal” slurries we will use for subsequent Dore’ production. We believe we are on track for completing all of our 2026 objectives.

Mining Segment

Our Mining Segment is administered by our wholly owned subsidiaries, Comstock Mining LLC, Comstock Processing LLC and various other local subsidiaries that collectively own approximately seven square miles of patented mining claims, unpatented mining claims and surface parcels in Nevada, comprising the Comstock Mineral Estate.

On December 18, 2024 and amended on June 6, 2025, the Company executed a membership interest purchase agreement (the “Mackay MIPA”) with Mackay Precious Metals Inc. (“Mackay”) pursuant to which the Company sold all of its right, title, and interest in its wholly owned subsidiary Comstock Northern Exploration LLC, and the Company's 25% interest in Pelen Limited Liability Company (“Pelen”), for an aggregate purchase price of $2,950,000. Pursuant to a royalty agreement between the Company and Mackay, dated December 18, 2024 (the “Mackay Royalty Agreement”) the Company was to receive a 1.5% royalty of Net Smelter Returns (as such term is defined in the Mackay Royalty Agreement). On January 9, 2026, the Company and Mackay entered into a Royalty Purchase and Sale Agreement, wherein the Company sold to Mackay 100% of the Company’s right, title, and interest in and to a 1.5% net smelter returns royalty covering certain patented and unpatented mining claims and leased properties located in Storey County, Nevada, for an aggregate purchase price of $1,100,000, all of which was received on or before January 20, 2026. On February 22, 2026, the Company agreed to a minor modification to the non-compete language associated with the prior purchase of properties by Mackay and received an additional $300,000 in consideration from Mackay. The Company recognized the purchase price of $1,100,000 and the additional $300,000 received in connection with the non-compete modification as gain on sale of royalty rights in the condensed consolidated statements of operations.

In the first quarter of 2026, the Company committed a plan to sell the mining assets and related mining entities. The related assets and liabilities were classified as Held for Sale and $22,732,293 was classified as Assets Held for Sale and $6,651,319 was classified as Liabilities Held for Sale on the condensed consolidated balance sheet as of March 31, 2026.

Our Mining Segment's 2026 objectives are focused on (1) monetizing our mining assets, (2) maximizing the associated cash proceeds and potential retained upside and (3) realizing the ongoing cost savings benefits from a realigned, simpler and more focused enterprise. We believe we are on track for completing all of our 2026 objectives.

Fuels Segment - Bioleum Corporation

Our Fuels Segment is administered by Bioleum and we hold an investment in Bioleum, through our Preferred Series 1 equity position. Bioleum seeks to deliver advanced lignocellulosic biomass refining solutions that set new industry standards for the production of cellulosic ethanol, gasoline, renewable diesel, sustainable aviation fuel, and other renewable Bioleum™ fuels, with extremely low carbon intensity scores of 15 and market-leading yields of up to 125 gallons per dry metric ton of feedstock (on a gasoline gallon equivalent basis), depending on feedstock, site conditions, and other process parameters. In December 2025, Bioleum completed the acquisitions of Hexas Biomass Inc. (“Hexas”) (see Note 2 of the Notes to Consolidated Financial Statements) and substantially all of the patents and other intellectual property assets of RenFuel K2B AB (“RenFuel IP”), including RenFuel IP’s patented catalytic esterification process to refine Bioleum’s proprietary biointermediates. Bioleum is now capable of producing its own purpose grown energy crops used in producing our liquid fuels applications with proven yields exceeding 25 to 30 dry metric tons per acre per year. The combination of Bioleum’s high yielding refining platform and Hexas’ high yielding energy crops enables the production of enough feedstock to produce upwards of 100 barrels (at 42 gallons per barrel) of fuel per acre per year, with regenerative practices that can effectively transform marginal agricultural lands into perpetual “drop-in sedimentary oilfields” with the potential to dramatically boost regional energy security and rural economies. Bioleum plans to contribute to domestic energy dominance by directly building, owning, and operating a network of Bioleum refineries in the U.S., starting with its planned first 400,000 barrel per year commercial demonstration facility in Oklahoma. Bioleum will also license its advanced feedstock and refining solutions to third parties for additional production in global markets. Bioleum does not currently generate revenue.

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

Bioleum’s innovations group has further partnered with other industry leading technologists, including the National Renewable Energy Laboratory, the Massachusetts Institute of Technology, Emerging Fuels Technologies Inc., and others with sponsored research, licensing, and other agreements.

On February 28, 2025, the Company entered into a series of definitive agreements, later assigned to Bioleum, with subsidiaries of Marathon Petroleum Corporation (“Marathon”), involving the purchase of $14,000,000 in Bioleum equity as part of the Series A Financing subject to a $700,000,000 valuation cap. The purchase price includes $1,000,000 in cash and $13,000,000 in payment-in-kind assets comprised of equipment, related intellectual properties, and other materials located at Marathon’s former renewable fuel demonstration facility in Madison, Wisconsin.

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

Strategic Investments Segment

We own and manage several investments and projects that are strategic to our plans and ability to produce and maximize throughput in our Metals and Mining Segments, that are held for the purpose of complementing or enhancing our mission of accelerating the commercialization of hard technologies for the energy transition and creating value but that are not a component of such other segments or otherwise have distinct operating activities. Our Strategic Investments Segment includes minority equity and equity-linked investments in Green Li-ion Pte Limited (“Green Li-ion”) (lithium-ion battery component recycler and remanufacturing) and Sierra Springs Opportunity Fund (northern Nevada real estate).

Investment in Green Li-ion– Our wholly owned LINICO subsidiary owns 35,662 Green Li-ion preferred shares representing 13.34% of Green Li-ion. The Company intends to sell its remaining shares in conjunction with a liquidity event at Green Li-ion.

Investment in SSOF – From 2019 through December 31, 2025, the Company had invested $8,500,000 for 11,236,111 shares in SSOF with an equity ownership of 16.99%. At December 31, 2025, the Company had an advance to SSOF of $9,400,000. During the three-months ended March 31, 2026, the Company advanced an additional $5,750,000. On March 26, 2026, all advances, totaling $15,150,000 were contributed in exchange for 23,307,692 shares of SSOF common stock at $0.65 per share. On March 30, 2026, the Company subscribed to and invested an additional $2,000,000 for 3,076,923 additional shares of SSOF common stock, also at $0.65 per share. These investments increased the Company's ownership to 40.66%. At March 31, 2026, the Company owns 37,620,726 shares in SSOF with an equity ownership of 40.66%. At March 31, 2026, the Company’s maximum exposure to loss as a result of its involvement with SSOF is limited to its investment of $37,147,156.

SSOF is a qualified opportunity zone fund, which owns 100% of Sierra Springs Enterprises Inc. (“SSE”), a qualified opportunity zone business. SSE and its subsidiaries own or control approximately 2,200 acres of land, a manufacturing facility, significant senior, junior and effluent water rights, sewer rights and also owns and operates the Silver Springs Regional Airport LLC. The substantial majority of these properties are contiguous and strategically located within immediate proximity of Highway 50, State Route 439, the Northern Nevada Industrial Center and the Tahoe Reno Industrial Center where high-tech companies like Tesla, Switch, Google, Microsoft, and Tract, and over one hundred other companies are currently located, expanding or locating in this industrializing region.

Other Investment – On March 1, 2024, the Company entered into a Securities Purchase Agreement (the “Developer Securities Purchase Agreement”) with an unaffiliated research and development company (“Developer”) and recognized an initial investment of $1,290,614. Concurrently and in connection with the entry into the Developer Securities Purchase Agreement, the Company and Developer entered into Development Services Agreement (“DSA”) for purposes of conducting certain research and development work. At March 31, 2026, the future remaining payments, net implied interest, totaled $1,284,022. During the three-months ended March 31, 2026 and 2025, the Company paid $0 to the Developer in accordance with the funding commitments under the Developer Securities Purchase Agreement.

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

COMPARATIVE FINANCIAL INFORMATION

Below we set forth a summary of comparative financial information for the three-months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025	Change
Revenue	$313,456	$785,815	$(472,359)

Cost of goods sold	599,810	886,796	(286,986)

Operating Expenses:
Selling, general and administrative expenses	6,568,773	3,258,465	3,310,308
Research and development	2,096,242	3,303,918	(1,207,676)
Depreciation and amortization	1,391,384	375,384	1,016,000
Gain on sale of royalty rights	(1,400,010)	—	(1,400,010)
Total operating expenses	8,656,389	6,937,767	1,718,622

Loss from operations	(8,942,743)	(7,038,748)	(1,903,995)

Other Income (Expense)
Interest expense	(147,993)	(659,144)	511,151
Interest income	655,304	96,109	559,195
Change in fair value of derivative instruments	(722,015)	(1,190,803)	468,788
Loss on conversion of debt	—	(1,196,880)	1,196,880
Gain on extinguishment of liability	—	845,000	(845,000)
Other income (expense)	(225,970)	50,535	(276,505)
Total other income (expense), net	(440,674)	(2,055,183)	1,614,509

Net loss	(9,383,417)	(9,093,931)	(289,486)

Net loss attributable to noncontrolling interest	—	—	—

Net loss attributable to Comstock Inc.	$(9,383,417)	$(9,093,931)	$(289,486)

RESULTS OF OPERATIONS

Three-Months Ended March 31, 2026 Compared to Three-Months Ended March 31, 2025

Revenues for the three-months ended March 31, 2026 decreased by $472,359 to $313,456 from $785,815 for the comparable 2025 period, primarily attributed to the following lower revenues from our Metals Segment of $473,559 were attributed to lower decommissioning services resulting from a large emergency decommissioning that occurred in first quarter of 2025.

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

Cost of goods sold for the three-months ended March 31, 2026 decreased $286,986 primarily due to the prior year ramp up of our commercial demonstration facility operating for our metal recycling operations.

Selling, general and administrative expense for the three-months ended March 31, 2026 increased by $3,310,308 to $6,568,773 from $3,258,465 in the comparable 2025 period, primarily as a result of higher employee-related costs of $1,539,177 due to higher headcount in 2026 compared to 2025 as we ramp up our metals recycling and biofuels businesses and a payment for incentive compensation of $263,750 in February 2026, compared to a prior year adjustment to lower the 2024 accrued incentive compensation for $600,000, higher rent expense of $525,537 also due to leasing our industry-scale metal recycling facility in Silver Springs, NV and our renewable fuels pilot facilities in Madison, WI. Variance also attributed to higher consulting fees of $388,813, higher legal fees of $225,039, higher director fees of $196,658, higher marketing expense of $128,260 and higher utilities of $119,551.

Research and development expenses for the three-months ended March 31, 2026 decreased by $1,207,676 to $2,096,242 from $3,303,918 in the comparable 2025 period, primarily related to lower rent expense of $1,564,654 attributed to the AST research and development rent of $1,487,476 paid in March 2025 and lower research and development costs for renewable fuel associated projects of $217,920; offset by higher employee-related costs of $566,991 due to higher headcount in 2026 compared to 2025.

Depreciation and amortization for the three-months ended March 31, 2026 increased by $1,016,000 to $1,391,384 from $375,384 in the comparable 2025 period, primarily from higher amortization for intangible asset additions in 2025 and higher depreciation for property, plant and equipment additions in 2025 including the Bioleum Madison facility.

In 2026, we recognized a gain on the sale of royalty rights of $1,400,010 (see Note 5 of the Notes to the Condensed Consolidated Financial Statements).

Interest expense for the three-months ended March 31, 2026 decreased by $511,151 to $147,993 from $659,144 in the comparable 2025 period, primarily due to lower interest and amortization in 2026 compared to in 2025 due to the payoff of obligations.

Interest income for the three-months ended March 31, 2026 increased by $559,195 to $655,304 from $96,109 in the comparable 2025 period, higher interest income related to our cash sweep account and $237,415 of interest income related to the SSOF advances (see Note 4 of the Notes to the Condensed Consolidated Financial Statements).

Change in the fair value of our derivative instruments for the three-months ended March 31, 2026 decreased by $468,788 to a loss of $722,015 from a loss of $1,190,803 in the comparable 2025 period, resulting from a decrease in the Company's share price in connection with potential make whole obligations for minimum value commitments on the Company’s common stock and the change in fair value of conversion option derivatives.

In 2025, loss on the conversion of debt to equity of $1,196,880 was attributed to the 2025 Kips Bay Note.

In 2025, gain on extinguishment of liability of $845,000 was attributed to the restructuring of LINICO acquisition-related payable.

Other income (expense), net for the three-months ended March 31, 2026 were $225,970, primarily consisting of losses from our equity method investments of $251,844.

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

The Company’s corporate objectives for 2026 include:

•	Monetize our legacy mineral and mining properties, plants and equipment;
•	Secured sufficient power sources for hyper-scale data center developments on our lands in Silver Springs, NV;
•	Restructure, align and expand the ownership in the SSOF and position for high-value monetization;
•	Monetize all other legacy, non-core real estate in Silver Springs, NV; and
•	Support Bioleum development, including the integration and commercialization of Hexas.

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

Comstock Metals

Comstock Metals has now been operating its first commercial demonstration facility for nearly two years and in January of 2026, received the final permits for the first industry-scale photovoltaic recycling facility in northern Nevada. Comstock Metals has also selected its second site in the southern part of the State of Nevada.  These industry-scale facilities are designed for recycling up to 3.3 million panels (or approximately 100,000 tons) of annual capacity, per production line, with operations for the first facility commencing post first and second quarter 2026 commissioning activities so operations can commence in the second quarter 2026.

Additional site selection activities are ongoing for the next five industry-scale facilities (that is, industry-scale recycling facilities #3-#7) and multiple associated storage sites and at least one centralized, industrial scale refining facility capable of handling the metals-rich tailings produced by its recycling facilities.

The Company's Metals objectives for 2026 include:

•	Receive, deploy, assemble and commission our first industry-scale facility in Silver Springs, NV;
•	Operate our first industry-scale facility in Silver Springs profitably;
•	Secure additional Master Service Agreements with national and regional customers;
•	Advance development efforts, with partners, to recover more and higher-purity materials from recycled streams;
•	Select and secure additional sites, expand storage capabilities and secure permits for these additional sites;
•	Complete site selection for at least three additional solar panel recycling locations and commence permitting;
•	Upgraded downstream production lines for enhanced recoveries, including high specification glass and silver;
•	Submit permits for our second industry-scale facility in southern NV; and
•	Procure our second industry-scale recycling equipment and processing facility and commence commissioning.

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

Our Mining Segment's 2026 objectives are focused on (1) monetizing our mining assets, (2) maximizing the associated cash proceeds and (3) realizing the ongoing cost savings benefits from a realigned and more focused enterprise. We believe we are on track for completing all of our 2026 objectives.

Bioleum

Bioleum is actively engaged in the expansion of its pilot production facilities and the planning for its first commercial demonstration facilities and the associated supply chain participants (including feedstock, site selection, engineering, construction and offtake).

Bioleum’s objectives for 2026 include:

•	Complete a “Series B” equity financing for Bioleum;
•	Deploy a Hexas-based, commercial demonstration fuel farm;
•	Expand integrated pilot production capabilities to up to five barrels per week of intermediates and fuels;
•	Commercialize at least one major new project for purpose grown feedstock applications;
•	Commercialize at least one major new project for renewable fuel applications;
•	Commercialize at least one major project that integrates our technology solutions into existing production platforms; and
•	Advance our innovation and development efforts toward even higher yields, lower costs and lower capital.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position and liquidity are based on our net sources of capital from financing as generally compared to our net uses of capital from investing activities and ultimately, our ability to provide or use cash flows from or in our operations. Our cash balances at March 31, 2026 and December 31, 2025 were $52,967,801 and $16,951,645, respectively, with $3,891,945 representing Bioleum’s total cash balance at March 31, 2026. The Company had current assets of $76,967,528 and current liabilities of $17,074,453, representing working capital excess of $59,893,075 at March 31, 2026.

The current liabilities include $3,726,467 of accrued expenses, including but not limited to $1,284,022 for certain research and development payables, $877,629 representing the current portion of the Flux Photon earn-out payable, and $1,068,187 for accrued payroll and related expenses.

The Company intends to fund our operations over the next twelve months from existing cash and cash equivalents, planned sales of non-strategic assets and other investments, sales and deferred revenue from our solar panel recycling business, and issuance of subsidiary-level equity (that is, by Bioleum Corporation). Based on these existing and expected funding sources, management believes we will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the consolidated financial statements included herein. While we have been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, non-registered equity placements, non-registered equity issued directly from certain subsidiaries, borrowings, and various other means, there is no assurance we will be able to obtain additional equity capital or other financing, if needed.

Our primary source of liquidity during the first three-months of 2026  and 2025 was cash from financing activities. During the three-months ended March 31, 2026, we generated $56,371,850 in cash from our financing activities and we used $5,823,158 and $14,532,536, respectively, in cash in our operating and investing activities. During the three-months ended March 31, 2025, we generated $9,731,350 in cash from our financing activities and we used $4,962,518 and $1,816,330, respectively, in cash in our operating and investing activities.

The Company continues commercializing its metals recycling lines of business. Comstock Metals has received all permits and is currently commissioning its first industry scale facility, with a capacity of up to 100,000 tons of processed material per year, for capital expenditures of approximately $14 million, including the expansion its existing storage capacity, which is also well under way. The first industry scale facility was funded from equity proceeds. Future industry scale facilities and metal recovery capacities will be funded from prior equity proceeds and future debt proceeds, as needed, including direct term loans or industrial bonds and/or other alternative qualified loan financings. Comstock Metals expects to have at least three industry scale facilities operating with up to 100,000 tons of annual capacity coming online over the next three years (2026 through 2028), with up to four additional industry-scale facilities and expansions and strategically located storage areas that are also being planned across the U.S. markets.

The Company has increasing access to a number of alternative capital resources, including $20 million in proceeds to date from the Bioleum Preferred Series A offering, $92.0 million in gross proceeds from two recent CMPO equity raises, various grant sources, including a recent $3.0 million grant from the State of Oklahoma, and various planned asset sales in 2026 and 2027. The Company is also planning additional “Series B” direct equity investment into Bioleum during 2026, from various known strategic and other investors directly into Bioleum.

On January 28, 2026, the Company announced a Confidentially Marketed Public Offering (“CMPO”) with Titan Partners Group LLC (“Titan Partners”). The Company raised $50 million in gross proceeds before underwriting discounts and commissions and other offering expenses. On January 30, 2026, the Company issued 18,181,819 registered shares of its common stock at a price of $2.75 per share for $50,000,002 and received net proceeds of $46,140,002 pursuant to the equity offering on January 28, 2026. On March 3, 2026, Titan Partners exercised their over-allotment option and placed an additional 2,727,272 registered shares of our common stock at a price of $2.75 per share for additional gross proceeds of $7,499,998 (net proceeds of $6,937,498).

Risks to our liquidity could result from future operating expenditures above management’s expectations, including but not limited to variable and fixed costs associated with solar recycling, research and development, capital expenditures and expansions, selling, general and administrative expenses, and investment related expenditures in excess of anticipated sale proceeds from our non-strategic assets and other investments, declines in the market value of properties planned for sale, or declines in the share price of our common stock that would adversely affect our results of operations, financial condition and cash flows. If we were unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about our ability to continue as a going concern. In such case, we could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or investments, or sell certain assets or businesses. There can be no assurance that we would be able to take any such actions on favorable terms, in a timely manner, or at all.

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K.

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

There have been no material changes in the market risks discussed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 4          CONTROLS AND PROCEDURES

A. Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act") was conducted. Our disclosure controls and procedures are designed to ensure information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act rules, and such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, were effective as of March 31, 2026, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2026, there was no change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A         RISK FACTORS

No new risk factors have been identified in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

ITEM 5          OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6          EXHIBITS

The exhibits required to be filed as a part of this Report on Form 10-Q are listed in the Exhibit Index attached hereto, which is incorporated herein by reference.

(1) Exhibits filed as part of this Report:

See Exhibits for which the Exhibit number is noted with an asterisk on the Exhibit Index attached hereto.

Exhibit Number	Exhibit

4.1	Underwriter's Purchase Warrant, dated January 28, 2026 (previously filed with the Securities and Exchange Commission on January 30, 2026 as Exhibit 4.1 on the Company's Form 8-K (file number 001-35200/film number 26584244 and incorporated herein by reference).

10.1	Cooperation Agreement between the Company and investor, dated March 23, 2026 (previously filed with the Securities and Exchange Commission on March 25, 2026 as Exhibit 10.1 on the Company's Form 8-K (file number 001-35200/film number 26792655 and incorporated herein by reference).

10.2	Second Note Amendment Agreement between the Company and Georges Trust, dated March 30, 2026 (previously filed with the Securities and Exchange Commission on April 1, 2026 as Exhibit 10.1 on the Company's Form 8-K (file number 001-35200/film number 26828550 and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures.

101*

Interactive Data File (Quarterly Report on Form 10-Q, for the periods ended March 31, 2026, furnished in iXBRL (Inline eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (iii) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2026 and 2025, (iv) the Condensed Consolidated Statements of Cash Flows for three-months ended March 31, 2026 and 2025 and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

COMSTOCK INC.

By: /s/ CORRADO DE GASPERIS
CORRADO DE GASPERIS
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026

By: /s/ JUDD B. MERRILL
JUDD B. MERRILL
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2026