Form 10-Q
period 2026-06-30
Comstock Inc.
filed 2026-07-23
CIK 1120970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

The number of shares outstanding of Common Stock, $0.000666 par value per share, on July 20, 2026 was 75,993,047.

This page intentionally left blank.

COMSTOCK INC.

FORM 10-Q

FOR THE QUARTERLY PERIODS ENDED June 30, 2026 and 2025

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2026	December 31, 2025
ASSETS

Current Assets:
Cash and cash equivalents	$31,405,235	$16,951,645
Accounts receivable	1,340,513	1,287,722
Derivative assets (Note 12)	2,006,187	1,960,796
Assets held for sale (Note 5)	22,992,892	—
Prepaid expenses and other current assets	388,034	457,816
Total current assets	58,132,861	20,657,979

Non-current Assets:
Investments (Note 3)	67,212,920	39,505,436
Mineral rights and properties (Note 5)	730,597	11,980,716
Properties, plant and equipment, net (Note 5)	35,601,644	29,886,209
Deposits	1,930,964	8,002,643
Reclamation bond deposit	74,711	3,996,174
Notes receivable and advances (Note 4)	—	10,313,754
Intangible assets, net (Note 6)	9,647,576	24,943,388
Goodwill (Note 6)	1,507,154	1,507,154
Finance lease - right of use asset, net (Note 8)	18,521	836,921
Operating lease - right of use asset, net (Note 8)	17,948,518	17,704,775
Other assets	744,489	269,488
Total non-current assets	135,417,094	148,946,658

TOTAL ASSETS	$193,549,955	$169,604,637

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30, 2026	December 31, 2025
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,109,740	$2,269,912
Accrued expenses and other liabilities (Note 7)	4,040,758	4,848,299
Deferred revenue (Note 13)	3,913,173	2,166,517
Liabilities held for sale (Note 5)	6,832,924	—
Operating lease - right of use lease liability (Note 8)	857,130	540,542
Deferred liabilities	432,065	199,695
Total current liabilities	18,185,790	10,024,965

Long-term Liabilities:
Reclamation liability	17,677	6,488,215
Finance lease - right of use lease liability (Note 8)	16,440	—
Operating lease - right of use lease liability (Note 8)	18,528,175	18,172,659
Deferred revenue (Note 13)	1,854,158	1,887,500
Marathon Simple Agreement for Future Equity (“SAFE”) Note (Note 12)	10,900,000	12,000,000
Flux Photon payable (Note 16)	2,451,758	7,923,888
Other liabilities	927,998	2,206,420
Total long-term liabilities	34,696,206	48,678,682

TOTAL LIABILITIES	52,881,996	58,703,647

COMMITMENTS AND CONTINGENCIES (Notes 9 and 16)

Stockholders' Equity:
Preferred stock $0.000666 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.000666 par value, 245,000,000 shares authorized, 75,951,453 and 51,853,490 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	193,075	177,026
Additional paid-in capital	550,733,190	486,130,452
Accumulated deficit	(413,579,326)	(378,727,508)
Total equity - Comstock Inc.	137,346,939	107,579,970
Non-controlling interest	3,321,020	3,321,020
Total stockholders' equity	140,667,959	110,900,990
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$193,549,955	$169,604,637

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$272,824	$339,546	$586,280	$1,125,361

Cost of goods sold	1,168,897	814,001	1,768,707	1,700,797

Operating Expenses:
Selling, general and administrative expenses	7,349,670	4,635,090	13,918,443	7,893,555
Research and development	2,284,363	2,120,645	4,380,605	5,424,563
Depreciation and amortization	1,020,760	636,692	2,412,144	1,012,076
Loss on intangible assets impairment	13,648,042	—	13,648,042	—
Loss on property, plant and equipment impairment	1,736,481	—	1,736,481	—
Gain on sale of royalty and mineral rights	—	(200,000)	(1,400,010)	(200,000)
Total operating expenses	26,039,316	7,192,427	34,695,705	14,130,194

Loss from operations	(26,935,389)	(7,666,882)	(35,878,132)	(14,705,630)

Other Income (Expense):
Loss on investment impairment	(1,031,371)	—	(1,031,371)	—
Loss on sale of note receivable	(403,217)	—	(403,217)	—
Interest expense	(222,406)	(774,062)	(370,399)	(1,433,206)
Interest income	428,506	154,700	1,083,810	250,809
Change in fair value of derivative instruments	1,597,838	2,868,176	875,823	1,677,373
Loss on conversion of debt	—	(2,133,951)	—	(3,330,831)
Gain on extinguishment of liability	—	—	—	845,000
Change in fair value of SAFE Note	1,100,000	—	1,100,000	—
Other income (expense)	(2,362)	(274,924)	(228,332)	(224,389)
Total other income (expense), net	1,466,988	(160,061)	1,026,314	(2,215,244)

Net loss	(25,468,401)	(7,826,943)	(34,851,818)	(16,920,874)

Net loss attributable to noncontrolling interest	—	—	—	—

Net loss attributable to Comstock Inc.	$(25,468,401)	$(7,826,943)	$(34,851,818)	$(16,920,874)

Earnings per Share - Basic and Diluted:
Net loss per share - basic and diluted	$(0.34)	$(0.27)	$(0.49)	$(0.63)

Weighted average common shares outstanding, basic and diluted	75,811,298	29,326,043	70,916,967	26,810,144

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

			Additional		Non-
	Common Stock		Paid in	Accumulated	Controlling
	Shares	Amount	Capital	Deficit	Interest	Total
BALANCE - January 1, 2025	23,507,577	$156,590	$395,263,560	$(335,651,065)	$—	$59,769,085

Common stock issuance costs	—	—	(145,000)	—	—	(145,000)
Issuance of common stock for debt issuance costs	110,059	733	531,182	—	—	531,915
Issuance of common stock for conversion of debt and accrued interest	1,490,624	1,798	3,999,445	—	—	4,001,243
Issuance of common stock in lieu of payment of interest	35,366	117	142,305	—	—	142,422
Adjustment for fractional shares in connection with reverse split	246	—	—	—	—	—
Issuance of common stock for AST lease amendment	985,000	656	2,481,544	—	—	2,482,200
Issuance of common stock for LINICO acquisition-related payable	775,000	516	1,859,484	—	—	1,860,000
Net loss	—	—	—	(9,093,931)	—	(9,093,931)
BALANCE - March 31, 2025	26,903,872	160,410	404,132,520	(344,744,996)	—	59,547,934

Issuance of common stock	625,000	416	1,499,584	—	—	1,500,000
Issuance of common stock for conversion of debt and accrued interest	2,629,601	1,751	6,736,748	—	—	6,738,499
Issuance of common stock in lieu of payment of interest	57,693	38	142,066	—	—	142,104
Issuance of common stock for Haywood lease amendment	200,000	133	699,867	—	—	700,000
Issuance of common stock for Flux Photon amendment	2,000,000	1,333	5,778,667	—	—	5,780,000
Non-controlling interest of shares in subsidiary for CP Series A investment	—	—	19,336,362	—	663,638	20,000,000
Non-controlling interest of shares in subsidiary for Founders Group shares	—	—	2,643,618	—	2,636,382	5,280,000
Net loss	—	—	—	(7,826,943)	—	(7,826,943)
BALANCE - June 30, 2025	32,416,166	$164,081	$440,969,432	$(352,571,939)	$3,300,020	$91,861,594

BALANCE - January 1, 2026	51,853,490	$177,026	$486,130,452	$(378,727,508)	$3,321,020	$110,900,990

Issuance of common stock for cash	21,781,929	14,507	60,964,674	—	—	60,979,181
Common stock issuance costs	—	—	(4,606,575)	—	—	(4,606,575)
Issuance of common stock for director compensation	463,721	309	1,863,850	—	—	1,864,159
Net loss	—	—	—	(9,383,417)	—	(9,383,417)
BALANCE - March 31, 2026	74,099,140	191,842	544,352,401	(388,110,925)	3,321,020	159,754,338

Issuance of common stock for Flux Photon agreement	1,750,000	1,166	6,053,834	—	—	6,055,000
Issuance of common stock for director compensation	63,944	42	210,414	—	—	210,456
Employee share-based compensation	—	—	116,566	—	—	116,566
Issuance of common stock for warrants exercised on a cashless basis	38,369	25	(25)	—	—	—
Net loss	—	—	—	(25,468,401)	—	(25,468,401)
BALANCE - June 30, 2026	75,951,453	$193,075	$550,733,190	$(413,579,326)	$3,321,020	$140,667,959

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six-Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,851,818)	$(16,920,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,399,334	992,498
Amortization of finance leases	13,342	25,621
Accretion of interest	369,011	—
Amortization of debt discount and other debt-related items	—	485,853
Accretion of reclamation liability	243,330	222,302
Interest expense paid with common stock	—	284,526
Research and development expense paid with common stock	—	1,487,476
Gain on extinguishment of liability	—	(845,000)
Loss on conversion of debt	—	3,330,831
Loss on intangible assets impairment	13,648,042	—
Loss on property, plant and equipment impairment	1,736,481	—
Loss on sale of note receivable	403,217	—
Loss on investment impairment	1,031,371	—
Director share-based compensation	531,765	—
Employee share-based compensation	116,566	—
Change in fair value of derivative instruments	(875,823)	(1,677,373)
Change in fair value of SAFE Note	(1,100,000)	—
Share of net (income) loss of equity-method investments	288,560	(17,438)
Other	(33,342)	336,926

Changes in operating assets and liabilities:
Accounts receivable	(52,792)	1,502,064
Prepaid expenses	(167,633)	65,099
Deposits	—	(217,500)
Other assets	413,848	(454,973)
Accounts payable	(101,459)	973,634
Accrued expenses and other liabilities	(754,519)	(247,712)
Deferred revenue	1,746,655	983,333
Flux Photon payable	(840,000)	—
Other liabilities	(88,053)	(88,478)
Net cash used in operating activities	(15,923,917)	(9,779,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of properties, plant and equipment	(7,004,863)	(709,572)
Escrow deposit paid on Great Basin Guaranty	(1,500,000)	—
Acquisition of intangible asset	—	(300,000)
Funding of RenFuel note receivable	—	(800,000)
Investment in Hexas SAFE Note	—	(765,334)
Advances to SSOF	(5,750,000)	—
Investment in SSOF	(13,640,000)	(650,000)
Proceeds from the sale of note receivable	500,000	—
Payments on contractual commitments associated with derivatives	(129,000)	(230,000)
Proceeds received from non-refundable deposit	150,000	—
Proceeds received from contractual commitments associated with derivatives	1,740,619	—
Payment of reclamation bond deposit	(300,000)	(300,000)
Other	(58,832)	(63,788)
Net cash used in investing activities	(25,992,076)	(3,818,694)

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	60,979,181	1,500,000
Issuances of debt	—	10,000,000
Principal payments of debt	—	(100,000)
Common stock issuance costs	(4,606,575)	(145,000)
Proceeds from the issuance of equity in subsidiary	—	20,000,000
Principal payments on financing leases	(3,023)	(23,650)
Net cash provided by financing activities	56,369,583	31,231,350
Net increase (decrease) in cash and cash equivalents	14,453,590	17,633,471
Cash and cash equivalents at beginning of period	16,951,645	954,271
Cash and cash equivalents at end of period	$31,405,235	$18,587,742

NON-CASH INVESTING AND FINANCING ACTIVITIES:
SSOF advances converted to equity investment	$15,150,000	$—
SSOF accrued interest converted to equity investment	237,415	—
Issuance of common stock for Flux Photon liability	6,055,000	—
Issuance of common stock for director compensation	2,074,615	—
Deposits on equipment applied to property, plant and equipment	9,595,828	—
Recognition of Great Basin guaranty asset and liability	475,000	—
Recognition of operating lease liability and right of use asset	698,863	3,548,557
Right-of-use asset applied to property, plant and equipment	824,111	—
Intangible asset acquired with common stock issued for Flux Photon amendment	—	5,780,000
Intangible asset acquired with derivative liability for Flux Photon amendment	—	5,087,000
Issuance of common stock for Haywood lease amendment	—	700,000
Intangible asset acquired with payable	—	4,468,617
Issuance of common shares for debt conversion and accrued interest	—	10,739,742
Intangible asset acquired with issuance of equity in subsidiary	—	5,280,000
Fair value of common stock held by AST transferred to accounts receivable	—	722,361
Issuance of common stock for LINICO acquisition-related payable	—	1,860,000
Issuance of common stock for AST lease amendment	—	2,482,200
Acquisition of plant and equipment from Marathon SAFE Note	—	12,000,000

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

ORGANIZATION AND NATURE OF OPERATIONS

Comstock commercializes innovative technologies, systems and supply chains that extract, process, and convert under-utilized waste and natural resources into clean energy and clean energy supporting products, including truly sustainable solutions that produce renewed and repurposed electrification metals and minerals from end-of-life solar panels. Bioleum Corporation (“Bioleum”), the Company's subsidiary, seeks to commercialize technologies, systems and supply chains that produce renewable fuels, primarily from dedicated energy crops from Bioleum's wholly-owned Hexas Biomass Inc. (“Hexas”) and other forms of woody biomass.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Comstock Inc. and its wholly owned and majority owned subsidiaries. All intercompany transactions have been eliminated. The condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Accordingly, operating results for the six-months ended June 30, 2026  may not be indicative of full year 2026 results.

In management's opinion, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of June 30, 2026, and our results of operations and changes in equity for the three and six-months ended June 30, 2026 and 2025, and our cash flows for the six-months ended June 30, 2026 and 2025.

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

STOCK-BASED COMPENSATION

The Company has granted share-based incentive awards in the form of Restricted Stock Units (“RSUs”) and Performance Share Units (“PSUs”) to its employees and service providers pursuant to its 2026 Equity Incentive Plan. Stock-based awards to employees and non-employees are measured and recognized based on the grant date fair value of the awards. For employee awards, the expense is recognized on a straight-line basis over the requisite service period, which is generally the period from the accounting grant date to the end of the probable vesting period. For non-employee awards, the expense for awards that actually vest is recognized based on when the goods or services are provided. The Company recognizes compensation expense for stock-based awards with graded vesting that require only service on a straight-line basis over the requisite service period. The Company applies this policy consistently to all awards with similar vesting features. Stock-based compensation expense is recognized within Selling, General and Administrative Expenses, Research and Development and Cost of Goods Sold in the condensed consolidated statements of operations. The Company has elected to recognize forfeitures of stock-based compensation awards as they occur. For awards that include market conditions, the effect of the market condition is incorporated into the grant-date fair value of the award using an appropriate valuation technique. Compensation expense for these awards is recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the applicable service condition is met. Accordingly, no subsequent adjustment to compensation expense is made based on the actual outcome of the market condition.

LIQUIDITY AND CAPITAL RESOURCES

The condensed consolidated financial statements are prepared on the going concern basis of accounting that assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has had recurring net losses from operations and had an accumulated deficit of $413,579,326 at June 30, 2026. For the six-months ended June 30, 2026, the Company recognized a net loss of $34,851,818. Cash and cash equivalents increased by $14,453,590 from $16,951,645 at December 31, 2025 to $31,405,235 at June 30, 2026. At June 30, 2026, Comstock Metals billed $2,309,422 of which $510,280 was for decommissioning services, recycling fees and off-take revenue and $1,799,142 of which represents fees for recycling services that have not yet been completed and are recognized as deferred revenue (see Note 13). At  June 30, 2026, the Company has no outstanding debt. The Company intends to fund its operations over the next twelve months from existing cash and cash equivalents, expected proceeds from the announced sale of the mining business, planned monetization of other non-strategic assets, sales and deferred revenue from our solar panel recycling business, and issuance of subsidiary-level equity (that is, by Bioleum). The Company also maintains access to capital from our existing shelf registration statement. Based on these existing and expected funding sources, management believes we will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the consolidated financial statements included herein.

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

NOTE 2                  ACQUISITION OF HEXAS BIOMASS INC.

On December 4, 2025, the Company's majority-owned subsidiary, Bioleum, and the Hexas shareholders entered into a Stock Purchase Agreement to acquire 100% of the issued and outstanding equity and voting shares of Hexas. For the three and six-months ended June 30, 2026, Hexas recognized no revenue and incurred a loss of $187,346 and $284,902, respectively.

The pro forma financial information below represents the combined results of operations. For the three and six-months ended June 30, 2025, as if the acquisition had occurred on January 1, 2025. The pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

	Three-Months Ended	Six-Months Ended
	June 30, 2025	June 30, 2025
Revenue	$339,546	$1,125,361
Net loss	$(8,485,287)	$(17,809,395)

NOTE 3                  INVESTMENTS

At June 30, 2026 and  December 31, 2025, our investments include:

	June 30, 2026		December 31, 2025
Equity Method Investments:	Investment	Ownership %	Investment	Ownership %
Sierra Springs Opportunity Fund, Inc.	$49,011,855	47.63%	$20,225,000	16.99%
Investment in research and development company	—	—%	1,079,371	40.00%
Total equity method investments	49,011,855		21,304,371

Measurement Alternative Investments:
Green Li-ion Pte. Ltd.	18,201,065	11.98%	18,201,065	13.34%
Total measurement alternative investments	18,201,065		18,201,065

Total Investments	$67,212,920		$39,505,436

Summary financial information for affiliated companies accounted for by the equity method for the periods presented, compiled from the equity investee's financial statements and reported on a one quarter lag is as follows:

	Six-Months Ended
	June 30, 2026	June 30, 2025
Revenues	$315,667	$701,400
Gross Profit	$309,587	$—

Net income (loss)	$(655,129)	$43,595
Net income (loss) attributable to Comstock Inc.	$(288,560)	$17,438

Investment in Sierra Springs Opportunity Fund Inc. (“SSOF”)

From 2019 through  December 31, 2025, the Company invested $8,500,000 for 11,236,111 shares in SSOF resulting in equity ownership of 16.99% as of December 31, 2025. The December 31, 2025 carrying value of the Company's investment in SSOF reflects an observable transaction adjustment recorded by the Company in 2023. On October 1, 2025, the Company began accounting for the investment in SSOF using the equity method. For the three and six-months ended June 30, 2026, the Company recognized $12,716 and $240,560, respectively, in equity loss from affiliates for our investment in SSOF.

At December 31, 2025, the Company had an advance to SSOF of $9,400,000. During the three-months ended March 31, 2026, the Company advanced an additional $5,750,000. On March 26, 2026, all advances, totaling $15,150,000 were converted into 23,307,692 shares of SSOF common stock at $0.65 per share. On April 30, 2026, the Company converted accrued interest from advances of $237,415 to 365,255 additional shares of SSOF common stock at $0.65 per share (see Note 4). As of June 30, 2026, the Company subscribed to and invested an additional $13,640,000 for 20,984,615 additional shares of SSOF common stock at $0.65 per share. At  June 30, 2026 and December 31, 2025, the Company owns 55,893,673 and 11,236,111, respectively, in SSOF shares of common stock, representing an ownership of 47.63% and 16.99%, respectively.

In connection with the increase in percentage ownership, management reassessed its prior conclusions regarding the Company's variable interest in SSOF and its primary beneficiaries. The Company concluded that SSOF continues to be a variable interest entity in which it holds a variable interest and that it is not the primary beneficiary of SSOF since the Company does not have the power, individually or together with its related parties, to direct the activities of SSOF that most significantly affect SSOF's economic performance. Although the Company's chief executive officer also serves as an executive of SSOF, this relationship was previously evaluated and was a factor in the prior conclusion, which remains unchanged. Accordingly, SSOF is not consolidated, and the Company accounts for its investment in SSOF under the equity method. At  June 30, 2026, the Company's maximum loss exposure from of its involvement in SSOF is limited to its investment of $49,011,855.

Investment in Magnesis Corporation (“Magnesis”)

On March 1, 2024, the Company entered into a Securities Purchase Agreement (the “Developer Securities Purchase Agreement”) with Magnesis and recognized an initial investment of $1,290,614. Concurrently and in connection with entering into the Developer Securities Purchase Agreement, the Company and Magnesis entered into a Development Services Agreement (“DSA”) for purposes of conducting certain research and development work (see Note 9).

At June 30, 2026, the future remaining payments on the investment purchase, net implied interest, totaled $1,314,205 (see Note 7). For the three and six-months ended June 30, 2026, the Company recorded $24,000 and $48,000, respectively, in equity loss from affiliates for our investment in Magnesis. For the three and six-months ended June 30, 2025, the Company recognized $24,000 in equity loss from affiliates and $17,438 in equity gain from affiliates for our investment in Magnesis. During the six-months ended June 30, 2026 and 2025, the Company paid $0 to Magnesis. In the second quarter of 2026, we determined that our investment in Magnesis was fully impaired and as a result, the Company recorded an impairment of $1,031,371 for the net balance of the investment in our Bioleum (Fuels Segment). The total impairment in investment asset of $1,031,371 was recognized in our condensed consolidated statements of operations.

Investment in Green Li-ion Pte. LTD (“Green Li-ion”)

At  June 30, 2026 and December 31, 2025, the Company owned 35,662 Green Li-ion preferred shares. On April 18, 2026, Green Li-ion entered into a bridge financing agreement with various parties and issued warrants which decreased our ownership from 13.34% to 11.98%. The Company monitors additional equity issuances and other potential orderly transactions of Green Li-ion to assess whether the equity securities issued are similar investments requiring adjustments of our investment's carrying value to fair value. During the six-months ended June 30, 2026 and 2025, no adjustments were made to the carrying value of our investment in Green Li-ion as no orderly transactions for investments similar to the Company's investment were observed during those periods.

NOTE 4                  NOTES RECEIVABLE AND ADVANCES

Notes receivable and advances at June 30, 2026 and  December 31, 2025 include:

	June 30, 2026	December 31, 2025
Sierra Springs advances receivable	$—	$9,400,000
Daney Ranch note receivable	—	913,754
Total notes receivable and advances	$—	$10,313,754

Advances to Sierra Springs Opportunity Fund, Inc.

At December 31, 2025, the Company had advances to SSOF of $9,400,000. During the three-months ended March 31, 2026, the Company advanced an additional $5,750,000. On March 26, 2026, all advances, totaling $15,150,000 were contributed in exchange for 23,307,692 shares of SSOF common stock at $0.65 per share (see Note 3). The advances were unsecured and bore interest at 4.5%. On April 30, 2026, the Company converted accrued interest from advances of $237,415 to 365,255 additional shares of SSOF common stock at $0.65 per share (see Note 3). There were no advances outstanding at  June 30, 2026.

Daney Ranch

On August 19, 2022, the Company sold the Daney Ranch and issued a 10-year $993,000 note receivable maturing in August 2032 to the former lessee and purchaser. The note bore interest at 2% for the first twelve months and bore interest at 7% per annum for the remaining term. The note is secured by a second priority security interest in the property. On June 25, 2026, the Company and a third-party entered into a promissory note purchase agreement in which the Company sold the Daney Ranch note receivable for cash consideration of $500,000. Since the cash consideration received of $500,000 was less than the carrying value of the note, the Company recorded a loss on sale of note receivable of $403,217 for the three and six-months ended June 30, 2026.

NOTE 5                 PROPERTIES, PLANT AND EQUIPMENT, NET AND MINERAL RIGHTS

Properties, plant and equipment at June 30, 2026 and  December 31, 2025 include the following:

	June 30, 2026	December 31, 2025
Land	$6,328,338	$8,529,338
Real property leased to third parties	—	1,037,049
Property, plant and equipment for mineral processing	—	27,241,814
Property, plant and equipment for renewable fuels processing	13,708,388	12,881,458
Property, plant and equipment for solar panel recycling	3,054,920	3,123,974
Construction in process	14,734,878	1,588,214
Other property and equipment	44,814	4,429,933
Accumulated depreciation	(2,269,694)	(28,945,571)
Total properties, plant and equipment, net	$35,601,644	$29,886,209

During the three-months ended  June 30, 2026 and 2025, the Company recognized depreciation expense of $348,798 and $233,065, respectively. During the six-months ended June 30, 2026 and 2025, the Company recognized depreciation expense of $751,564 and $380,745, respectively. At  June 30, 2026 and  December 31, 2025, the Company had $14,734,878 and $1,817,503, respectively, primarily for construction work in process that were not yet placed in service and have not yet begun depreciating. During the second quarter of 2026, the Company recognized an impairment of capitalized engineering costs in its Bioleum (Fuels Segment) that had not yet been placed in service. For both the three and six-months ended June 30, 2026, the Company recorded an impairment loss of $1,736,481, presented within impairment of property, plant and equipment in the condensed consolidated statements of operations.

The Company entered into purchase order commitments with third party vendors for equipment to be used in our industry-scale solar panel recycling facility to recycle and process end-of-life solar panels. As of June 30, 2026, all equipment have been received and expected to be placed in service in the third quarter of 2026 with the commissioning of the industry-scale solar panel recycling facility. As of June 30, 2026 and  December 31, 2025, the Company recorded $0 and $7.6 million, respectively, in advances to vendors for equipment purchases within deposits on our condensed consolidated balance sheet.

Mineral Rights and Properties

Our mineral rights and properties at June 30, 2026 and  December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Comstock Mineral Estate	$—	$10,842,716
Other mineral properties	—	317,405
Water rights	730,597	820,595
Total mineral rights and properties	$730,597	$11,980,716

The Comstock Mineral Estate includes all of the Company's resource areas and exploration targets. During the six-months ended June 30, 2026 and 2025, we did not record any depletion expense, as none of the mineral properties are currently in production. Our mineral exploration and mining lease payments are classified as selling, general and administrative expenses in the condensed consolidated statements of operations.

On December 18, 2024 and amended on June 6, 2025, the Company executed a membership interest purchase agreement (the “Mackay MIPA”) with Mackay Precious Metals Inc. (“Mackay”) pursuant to which the Company sold all of its right, title, and interest in its wholly owned subsidiary Comstock Northern Exploration LLC, and the Company's 25% interest in Pelen Limited Liability Company (“Pelen”), for an aggregate purchase price of $2,950,000. Pursuant to a royalty agreement between the Company and Mackay, dated December 18, 2024 (the “Mackay Royalty Agreement”) the Company was to receive a 1.5% royalty of Net Smelter Returns (as such term is defined in the Mackay Royalty Agreement) (“NSR”). On January 9, 2026, the Company and Mackay entered into a Royalty Purchase and Sale Agreement, wherein the Company sold to Mackay 100% of the Company’s right, title, and interest in and to a 1.5% net smelter returns royalty covering certain patented and unpatented mining claims and leased properties located in Storey County, Nevada, for an aggregate purchase price of $1.1 million, all of which was received on or before January 20, 2026. On February 22, 2026, the Company agreed to a minor modification to the non-compete language associated with the prior purchase of properties by Mackay and received an additional $300,000 in consideration from Mackay. During the six-months ended June 30, 2026, the Company recognized a total gain on sale of royalty rights of $1,400,010 in the condensed consolidated statements of operations.

Assets and Liabilities Held for Sale

In the first quarter of 2026, the Company committed a plan to sell the mining assets and related mining entities. On June 21, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mackay and Mackay Gold & Silver Corp., a British Columbia corporation (“Mackay Parent”), pursuant to which the Company agreed to sell all of its rights, titles, and interest in and to the membership interests in Comstock Mining LLC, Comstock Processing LLC, and Comstock Exploration and Development LLC (each a Nevada limited liability company), and all of the issued and outstanding shares of capital stock of Comstock Real Estate Inc., a Nevada corporation whose primary asset is the Gold Hill Hotel that resides within the boundaries of the Comstock mining district (collectively, the “Acquired Interests”), to Mackay. The entities whose interests comprise the Acquired Interests (collectively, the “Acquired Entities”) own or control properties in Lyon County and Storey County, Nevada. This sale does not include the Company’s real estate in Silver Springs, Nevada.

The aggregate purchase price for the Acquired Interests consists of the following:

•	$20,000,000 in cash (the “Initial Payment”);
•	2,000,000 shares of Mackay Parent common stock;
•	$7,000,000 payable within eighteen (18) months following the Effective Date (the “Second Tranche Payment”), which may be paid partially in shares (up to $2 million in total consideration) of Mackay Parent common stock under certain conditions based on the volume-weighted average trading price of Mackay Parent’s common stock;
•	Assumption of all of the Acquired Entities reclamation obligations and the associated reclamation and surety bond deposits and collateral; and
•	A contingent payment of $10,000,000 in cash payable if, within seven (7) years after the Closing Date, Mackay or Mackay Parent makes a Construction Decision or a Change of Control occurs (the “Contingent Payment”)

The Purchase Agreement also includes a 1.5% NSR royalty on minerals produced from the transferred properties, including a Royalty Agreement, and subject to Mackay's repurchase rights under specified conditions. The closing of the transaction is subject to TSX-V stock exchange approvals. Mackay shall have the right at any time to repurchase 100% of the NSR Royalty for a payment of $3,500,000, provided that if the seven-year period for the payment of the Contingent Payment has lapsed without the payment of the Contingent Payment, the royalty buyout payment shall be increased to $7,000,000. The Second Tranche Payment is secured by a Deed of Trust on the properties owned by the Acquired Entities and bears interest at the rate of twelve percent (12%) per annum after its due date. A non-refundable deposit of $150,000 previously paid by Buyer is credited against the Initial Payment at Closing.

The related assets and liabilities were classified as Held for Sale and $22,992,892 was classified as Assets Held for Sale and $6,832,924 was classified as Liabilities Held for Sale on the condensed consolidated balance sheet as of June 30, 2026.

The Company’s assets and liabilities held for sale at  June 30, 2026, include the following:

Assets held for sale	June 30, 2026
Mineral properties and water rights	$11,250,121
Buildings, land and equipment, net	7,429,723
Reclamation bond deposit	4,290,832
Other	22,216
Total assets held for sale	$22,992,892

Liabilities held for sale	June 30, 2026
Reclamation liability	$6,713,868
Other	119,056
Total liabilities held for sale	$6,832,924

NOTE 6                  INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at June 30, 2026 and  December 31, 2025 include the following:

	Estimated
	Economic Life
Description	(in years)	June 30, 2026	December 31, 2025

Developed technologies	10	$13,669,402	$29,780,018
License agreements	10	499,952	499,952
Distribution agreements	8	—	19,733
Accumulated amortization		(4,521,778)	(5,356,315)
Intangible assets, net		$9,647,576	$24,943,388

Accumulated amortization as of June 30, 2026 and  December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Developed technologies	$4,271,549	$5,116,765
License agreements	250,229	226,063
Distribution agreements	—	13,487
Accumulated amortization	$4,521,778	$5,356,315

For the three-months ended  June 30, 2026 and 2025, amortization expense related to intangible assets was $667,376 and $393,775, respectively. For the six-months ended June 30, 2026 and 2025, amortization expense related to intangible assets was $1,647,770 and $611,753, respectively.

Future minimum amortization expense is as follows at June 30, 2026:

Remainder of 2026	$708,709
2027	1,417,418
2028	1,417,418
2029	1,417,418
2030	1,417,418
Thereafter	3,269,195
$9,647,576

Changes in the intangible assets and goodwill balances for the six-months ended June 30, 2026 and 2025, are presented below:

	As of December 31, 2025	Additions	Impairment	Amortization	As of June 30, 2026
Intangible assets	$30,299,703	$—	$(16,130,349)	$—	$14,169,354
Accumulated amortization	(5,356,315)	—	2,482,307	(1,647,770)	(4,521,778)
Goodwill	1,507,154	—	—	—	1,507,154
Total intangible assets and goodwill	$26,450,542	$—	$(13,648,042)	$(1,647,770)	$11,154,730

	As of December 31, 2024	Additions	Impairment	Amortization	As of June 30, 2025
Intangible assets	$8,706,972	$20,915,617	$—	$—	$29,622,589
Accumulated amortization	(2,847,820)	—	—	(611,753)	(3,459,573)
Total intangible assets	$5,859,152	$20,915,617	$—	$(611,753)	$26,163,016

All intangible assets and goodwill are associated with our Bioleum (Fuels Segment).

During the second quarter of 2026, the Company concluded that its plans for advanced lignocellulosic biomass and other decarbonizing solutions no longer considered the use of the Flux Photon and Fenix developed technologies relevant or effective, acquired in 2021 and 2025. As a result, the Company determined that the carrying amount of the related developed technology intangible assets was not recoverable and recorded an impairment loss of $13,648,042, representing the full net carrying value of those assets, in its Bioleum (Fuels Segment). The impairment is presented as loss on intangible asset impairment in the condensed consolidated statements of operations.

NOTE 7                  ACCRUED EXPENSES AND OTHER LIABILITIES - CURRENT

Accrued expenses and other liabilities - current at June 30, 2026 and  December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Payable to research and development company - current	$1,314,205	$1,146,845
Accrued payroll costs	1,043,058	1,501,110
Payable to Flux Photon - current (see Note 16)	725,844	1,143,412
Accrued vendor liabilities	541,528	753,221
Accrued incentive compensation	404,043	263,750
Other accrued expenses	12,080	39,961
Total accrued expenses	$4,040,758	$4,848,299

Payable to Magnesis  (see Note 3)

As of  June 30, 2026, the short-term payable to Magnesis of $1,314,205 consists of payments due under the Securities Purchase Agreement dated March 1, 2024, between the Company and Magnesis. During the six-months ended June 30, 2026 and 2025, the Company paid $0 to Magnesis. For the three-months ended  June 30, 2026 and June 30, 2025, the Company recognized interest expense of $30,183 which represents the amortization of the discount that was recognized on the date of the agreement since the payable associated with the funding commitment is non-interest bearing. For the six-months ended June 30, 2026 and 2025, the Company recognized interest expense of $60,035.

Accrued Incentive Compensation

On June 15, 2026, the Compensation Committee of the Board of Directors of the Company approved a performance objective-based, cash incentive compensation plan for employees of the Company. For the three and six-months ended June 30, 2026, the Company recognized $404,043 for the accrued short-term performance objective-based incentive compensation in the condensed consolidated financial statements. The short-term performance objective-based incentive compensation is expected to be paid in the first quarter of 2027.

NOTE 8                  LEASES

The Company has the following lease expense recognized in the condensed consolidated statements of operations as follows:

	Three-Months Ended		Six-Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating lease expense	$836,387	$406,418	$1,664,928	$704,166
Finance lease expense:
Amortization of right-of-use assets	405	12,810	13,342	25,621
Interest on lease liabilities	1,862	—	2,491	—
Total lease expense	$838,654	$419,228	$1,680,761	$729,787

Other information:
Operating cash flows used in operating leases	$688,433	$253,791	$1,234,004	$415,023
Short-term operating lease expense	$7,841	$63,402	$23,665	$92,996

The Company has the following weighted average remaining lease terms and discount rates for our finance and operating leases:

	June 30, 2026	June 30, 2025
Weighted-average remaining lease term - finance leases (years)	4.25	—
Weighted-average remaining lease term - operating leases (years)	22.85	10.10
Weighted-average discount rate - finance leases	39.6%	—%
Weighted-average discount rate - operating leases	13.3%	13.5%

Operating Leases

Comstock Metals

On December 10, 2025, the Company, as lessee, signed a Lease Agreement (the “Industrial and Commercial Lease”) with the lessor to lease land and premises located at 10210 Idaho Ave, Hanford, CA. Under the Industrial and Commercial Lease, rent payments of $17,500 per month will begin when all necessary and required permits are secured. In  February 2026 all required permits were secured which resulted in an increase in the right-of-use asset and lease liability of $19,449. For the three and six-months ended June 30, 2026, the fixed operating lease expense was $57,237 and $114,258, respectively.

On January 1, 2026, the Company, as lessee, signed a Lease Agreement (the “Lease Agreement”) with lessor to lease land and premises located at 60901 Beech Grove Lane, Cambridge, OH. The Lease Agreement is under a five-year term commencing on January 1, 2026, or upon receipt of all required permits, and includes an option to extend the term for an additional 60 months with rental expense of $12,500 per month. Lease payments under the Lease Agreement do not begin until all permits are received, which occurred in March 2026. At lease inception, the Lease Agreement was classified as an operating lease with a lease term of five years. At January 1, 2026, the Company recorded a right-of-use asset and lease liability of $523,890 at an implicit discount rate of 14.08%.  For the three and six-months ended June 30, 2026, the fixed operating lease expense was $36,290 and $72,580, respectively.

On  March 1, 2026, the Company assumed an existing lease with Ren Fuel K2B Snowco AB, as lessee, for hydrotreating equipment with lessor. The Lease Agreement (the “Hydrotreating Equipment Lease”) had an original lease term of five years commencing on June 2, 2024. Under the lease, rental expense is $6,178 per month. The lease automatically renews at the end of the five-year period, unless notice of cancellation is given three months prior to the end of the original term. The Company currently does not believe an extension beyond the original term is probable. At lease inception, the Hydrotreating Equipment Lease was classified as an operating lease with a remaining lease term of 3.3 years. The interest rate explicit in the lease is the 90-day Stockholm Interbank Offering Rate (STIBOR). At  March 1, 2026, the Company recorded a right-of-use asset and lease liability of $238,379 at a discount rate of 2.12%. For the three and six-months ended June 30, 2026, the fixed operating lease expense was $18,533 and $24,711, respectively.

Sierra Clean Processing LLC (“SCP”)

On August 15, 2023, the Company, as lessee, signed a Real Estate and Building Lease Agreement with SCP to lease real property and improvements located at 700 Lake Avenue in Silver Springs, Nevada. For the three-months ended  June 30, 2026 and 2025, the fixed operating lease expense was $14,908. For the six-months ended June 30, 2026 and 2025 , the fixed operating lease expense was $29,816.

On July 1, 2024, the Company, as lessee, signed a Real Estate and Building Lease Agreement (the “SCP Real Estate and Building Lease”) with SCP to lease real property and improvements located at 600 Lake Avenue in Silver Springs, Nevada. Under the SCP Real Estate and Building Lease, rent payments were $30,000 per month until all necessary and required permits were secured. In  February 2026 all required permits were secured which resulted in a decrease in the right-of-use asset and lease liability of $73,792. For the three-months ended  June 30, 2026 and 2025, the fixed operating lease expense was $215,254 and $217,875, respectively. For the six-months ended June 30, 2026 and 2025 , the fixed operating lease expense was $430,508 and $435,750, respectively.

On November 1, 2025, the Company, as lessee, signed a Lease Agreement (the “SCP Storage Lease”) with SCP to lease land and premises located at 800 Lake Avenue in Silver Springs, Nevada. Under the SCP Storage Lease, rent payments of $5,000 per month will begin when all necessary and required permits are secured which occurred during the quarter ended March 31, 2026, and resulted in a decrease in the right-of-use asset and lease liability of $28,116. For the three and six-months ended June 30, 2026, the fixed operating lease expense was $14,212 and $28,424, respectively.

The Company's chief executive officer is an executive and director of SCP.

Finance Lease

Navitas

On March 11, 2026, the Company, as lessee, signed an Equipment Lease Agreement (the “Equipment Lease Agreement”) with lessor to lease security system equipment located at 600 Lake Avenue, Silver Springs, NV. The Equipment Lease Agreement is under a fifty-five month term commencing on March 15, 2026 at $756 per month. At lease inception, the Equipment Lease Agreement was classified as a finance lease with a lease term of fifty-five months, which exceeds 75% of the estimated useful life of the equipment. On  March 15, 2026, the Company recorded a right-of-use asset and lease liability of $19,053 at an implicit discount rate of 39.63%.  For the three and six-months ended June 30, 2026, the amortization of right-of-use asset and interest expense was $2,267 and $3,023, respectively.

Minimum lease payments to be paid by the Company by fiscal year for the Company's operating leases are as follows:

	Operating Leases	Finance Leases
For the remainder of 2026	$1,597,628	$4,535
2027	3,402,293	9,069
2028	3,343,160	9,069
2029	3,291,745	9,069
2030	3,203,672	6,995
Thereafter	38,940,853	—
Total lease payments	53,779,351	38,737
Less: imputed interest	(34,394,046)	(20,216)
Present value of lease liabilities	$19,385,305	$18,521

NOTE 9         COMMITMENTS AND CONTINGENCIES

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

Under the Precedent Agreement and a related guaranty executed on March 31, 2026 (the “Great Basin Guaranty”), the Company has guaranteed the performance of its obligations, including potential reimbursement of its proportionate share of certain project development costs, in the event of specified termination or default events outside of the Company's control. To secure its obligations under the Great Basin Guaranty, the Company is required to provide credit support in the form of a phased surety arrangement, which is collateralized through an escrow account. The surety amount increases over time and is expected to reach approximately $54.0 million by December 31, 2027. The surety remains in effect until modified by Great Basin based on the Company’s payment history and creditworthiness or until the project reaches its in‑service date. The Company recognized a guarantee liability related to the Great Basin Guaranty, which was initially measured at fair value at the time the guaranty was executed. As of June 30, 2026, the carrying amount of the guarantee liability was $475,000, which is included in other long‑term liabilities in the condensed consolidated balance sheets. The corresponding guarantee asset is included in long-term other assets (see Note 12). As of  June 30, 2026, the Company deposited $1.5 million into an escrow account.

INVESTMENTS IN LICENSED TECHNOLOGY

Magnesis Corporation (see Note 3)

On March 1, 2024, the Company and Magnesis entered into the DSA to advance technologies owned by the Company's subsidiary that incorporate applications of intellectual properties owned by Magnesis (“Developer IP”) (see Note 3). For the three-months ended June 30, 2026 and 2025, the Company recorded $0 and $350,700, respectively, as research and development expense in the condensed consolidated statements of operations. For the six-months ended June 30, 2026 and 2025, the Company recorded $0 and $701,400, respectively, as research and development expense in the condensed consolidated statements of operations. On March 1, 2024, Magnesis granted the Company an exclusive license to use Developer IP to produce fuel (“Fuels License”) and treat water (“Water License” and, together with the Fuels License, the “Comstock License Agreements”) in exchange for royalty fees based on the production and sales of qualified products. The Comstock License Agreements also require the Company to pay minimum royalty fees equal to $20,000 on the earlier to occur of 240 days after receiving a patent for the Developer IP, and, commenced on February 15, 2025, and for each year thereafter, (i) $10,000 in years 1 and 2, (ii) $25,000 in years 3 and 4, and (iii) $75,000 in year 5 and thereafter. The Company also agreed to pay for certain outstanding and future patent costs, as well as a new patent filing fees for each new patent application added to the Licensed Patent Rights deriving from Magnesis individually ($10,000) or together with the Company ($5,000). The scope of the Water License is exclusive unless Comstock elects not to invest a minimum of $100,000 per calendar quarter after completion of Phase 1. As of  June 30, 2026 and  December 31, 2025, payables to Magnesis included in accounts payable on the condensed consolidated balance sheet were $1,332,099.

On June 12, 2026, Magnesis Corporation (“Magnesis”) filed a complaint in the United States District Court for the District of Nevada (Case No. 3:26-cv-00446) against the Company, Comstock IP Holdings LLC, Bioleum and Bioleum IP Holdings LLC (the “Magnesis Complaint”). The Magnesis Complaint alleges that the Company failed to pay its commitments for certain licenses with Magnesis. The Magnesis Complaint asserts several causes of action: breach of contract; breach of the implied covenant of good faith and fair dealing; specific performance to compel assignment of intellectual property; declaratory relief, quiet title, and constructive trust; fraud; and promissory fraud. Magnesis has terminated the agreements for material breach. The Company believes the claims are without merit and intends to vigorously defend the matter. Management, after consultation with legal counsel, does not believe that a loss is probable since the proceeding is at an early stage and uncertainties inherent in the litigation. The Company is unable to estimate the amount or range of reasonably possible loss, if any. Any adverse outcome could, however, have a material effect on the Company's financial position, results of operations, or cash flows.

NREL

On October 1, 2024, the Company entered into an agreement with a managing and operating contractor of the U.S. Department of Energy’s (“DOE”) National Renewable Energy Laboratory (“NREL”). The agreement provides that the Company fund the research which includes the use of its pilot facility, equipment and laboratory in Wisconsin. The ongoing funding commitment during 2026, and 2027 is $1.7 million and $1.5 million, respectively. In 2025, the Company funded $1,616,928 for the funding commitment. For the three-months ended June 30, 2026 and 2025, $404,232 and $404,232, respectively, has been funded under the agreement and recognized as research and development expense. For the six-months ended June 30, 2026 and 2025 $898,464 and $808,464, respectively, has been funded under the agreement and recognized as research and development expense.

On October 1, 2024, the Company entered into an exclusive licensing agreement with the same party whereby the Company obtained exclusive license in existing or future patent rights associated with the research. Under this licensing agreement, the Company will pay a royalty fee equal to 3% of net sales. The agreement includes minimum annual royalty payments that are not applied against future years’ royalty payments. For the six-months ended June 30, 2026 and 2025, the Company paid $90,000 and $65,000, respectively, in annual royalty fees recognized as research and development expense in our condensed consolidated statement of operations. Annual royalty payments are as follows:

Minimum Annual Royalty
For the remainder of 2026	$—
2027	$95,000
2028	$125,000
2029	$135,000
2030	$150,000
Thereafter	$150,000

The Company has sublicensing rights and will pay a royalty fee equal to 15% of any such sublicensing revenue to NREL. The royalty fee and the sublicensing fee will be reduced to 2% and 10%, respectively, upon achievement of certain thresholds.

Metal Development Company

On March 4, 2026, the Company entered into a research and development sponsored research agreement ("SRA") with a metal development company to evaluate and process solar panel tailings concentrated for the recovery of valuable metals. The agreement provides that the Company fund research, which includes the use of its facility and equipment in Silver Springs, Nevada, of up to $1,997,377 through December 31, 2026. For the three and six-months ended June 30, 2026, the Company has funded under the SRA $1,005,740 and recognized as research and development expense.

AST LICENSE AGREEMENTS

The Company is party to three license agreements (collectively, the “AST License Agreements”) with AST, pursuant to which the Company agreed to license certain developed technologies of AST for use at three facilities in exchange for three facility-specific license fees of $500,000 each, and a royalty fee equal to 1.0% of the gross revenue of each of the first three operating facilities. License fees totaling $1,500,000 for the AST licenses were completed in 2022, and no additional payments are anticipated. As of June 30, 2026, no royalty fees have been paid under the AST License Agreements.

Marathon Petroleum Corporation

On February 28, 2025, Bioleum, a subsidiary of the Company, entered into a series of definitive agreements with Virent Inc. (“Virent”), which have been assigned to Bioleum and involve the purchase of $14.0 million in Bioleum equity as part of Bioleum’s planned Series A preferred equity financing (“Series A Financing”), subject to a $700 million valuation cap (“Investment”). The purchase price included $1.0 million in cash and $13.0 million in the Marathon SAFE Note (see Note 12) issued in exchange for payment-in-kind assets, on and subject to the terms and conditions of the applicable transaction documents (“Investment Agreements”). The Investment Agreements, as amended on  September 26, 2025, required the $1.0 million cash portion of the Investment to be made within five business days of the execution by Bioleum of third-party investment agreements for at least $25,000,000 in Series A equity financing. The Investment Agreements additionally required Bioleum to grant MPC Investment LLC a lien on the Marathon Payment-In Kind Assets if Bioleum does not complete $25,000,000 in the Series A equity financing before March 31, 2026. In the first quarter of 2026, Virent notified the Company that the $1.0 million in additional cash investment would not be extended and no lien on the Marathon Payment-In Kind Assets would be executed. As of  June 30, 2026 and December 31, 2025, $20.0 million of Series A equity financing has been completed. The Investment Agreements provided for the grant by Virent to Bioleum of a non-exclusive, non-transferable, non-assignable, non-sublicensable, perpetual, royalty-free license under the Virent IP solely for research and development purposes associated with the Marathon Payment-In Kind (“Virent IP”), excluding applications involving the heterogenous catalysis of biomass-derived sugars.

OTHER

The Company agreed to pay each of the independent directors a total of $160,000 annually, in cash or shares of common stock, which includes an annual cash payment of $60,000 plus chair and committee meeting fees. The Chair of each Committee is paid an additional cash payment of $20,000 annually. The Chair and Vice Chair of the Board of Directors receives annually $50,000 and $25,000, respectively. For the three-months ended June 30, 2026 and 2025, the Company recognized director fees expenses of $385,039 and $200,000, respectively. For the six-months ended June 30, 2026 and 2025 the Company recognized director fees expenses of $781,697 and $400,000, respectively. As of  June 30, 2026 and December 31, 2025, director fees compensation included in accounts payable on the condensed consolidated balance sheet was $14,603 and $290,000, respectively. From 2023 through 2025, the Company accrued $1,475,000 in director fee compensation associated with the director fees payable expected to be satisfied with shares of the Company's common stock and included in other long-term liabilities on the condensed consolidated balance sheet. In  January 2026, the Company issued shares of stock to these directors to satisfy the amount accrued as of December 31, 2025 (see Note 10).

From time to time, we are involved in claims and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

On May 27, 2026, certain former employees and shareholders of Bioleum (collectively, the “Bioleum Plaintiffs”) filed a complaint in the District Court, Clark County, Nevada (Case No. A-26-947500-B) against the Company, Bioleum and the board of directors of Bioleum (the “Bioleum Complaint”). The Bioleum Complaint alleges that the Company fraudulently induced shareholders of Bioleum to approve charter amendments in order to seize control of Bioleum, appropriate value of the pre-revenue, renewable fuels technology development company from the Bioleum Plaintiffs and reverse the Bioleum separation completed in May 2025. The Bioleum Complaint asserts several causes of action, including: declaratory judgment (seeking to void charter amendments of Bioleum); breach of fiduciary duty against the Bioleum directors (both direct and derivative); aiding and abetting breach of fiduciary duty against the Company; fraudulent inducement; breach of contract claims; breach of the implied covenant of good faith and fair dealing; and unjust enrichment. The Company believes the claims are without merit and intends to vigorously defend the matter. Management, after consultation with legal counsel, does not believe that a loss is probable since the proceeding is at an early stage and uncertainties inherent in the litigation. The Company is unable to estimate the amount or range of reasonably possible loss, if any. Any adverse outcome could, however, have a material effect on the Company's financial position, results of operations, or cash flows.

NOTE 10         EQUITY

Issuance of Registered Shares of Common Stock

2026 Issuances - For the six-months ended June 30, 2026

On May 15, 2026, the Company issued a total of 38,369 shares of common stock of the Company for the cashless exercise of 214,666 warrants held by an affiliate of Titan Partners Group LLC (“Titan Partners”).

From April 6, 2026 through April 16, 2026, the Company issued a total of 63,944 shares of common stock of the Company with a fair value of $210,456 determined by the closing price per share of our common stock to our non-employee directors for annual director services for the period from April 1, 2026 and forward through June 30, 2026, pursuant to the shareholder approved Comstock Inc. 2020 and 2022 Equity Incentive Plans, for services rendered.

On April 6, 2026, the Company issued Flux Photon 1,750,000 shares of common stock of the Company with a fair value of $6,055,000 determined by the closing price per share of our common stock of $3.46, to settle the remaining obligations of the Earn Out of $5,273,813 (see Notes 12 and 16).

On January 28, 2026, the Company announced a Confidentially Marketed Public Offering (“CMPO”) with Titan Partners. The Company raised $50 million in gross proceeds before underwriting discounts and commissions and other offering expenses. On January 30, 2026, the Company issued 18,181,819 registered shares of its common stock at a price of $2.75 per share for $50,000,002 and received net proceeds of $46,140,002 pursuant to the equity offering on January 28, 2026. On March 3, 2026, Titan Partners exercised their over-allotment option and placed an additional 2,727,272 registered shares of our common stock at a price of $2.75 per share for additional gross proceeds of $7,499,998 (net proceeds of $6,937,498).

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

On November 21, 2025, the Company entered into an At the Market Offering Agreement (“2025 Titan ATM Agreement”) with Titan Partners to offer and sell registered shares of common stock of the Company at an aggregate offering price of up to $100 million from time to time, at our option, on terms we deem favorable. In 2026, the Company issued 872,838 registered shares of common stock to Titan Partners for an aggregate sales price of $3,479,179 at an average price per share of $3.99. In 2025, the Company issued 589,243 registered shares of common stock to Titan Partners for an aggregate sales price of $2,221,513 at an average price per share of $3.77. At  June 30, 2026, the 2025 Titan ATM Agreement has $94.2 million remaining capacity.

2025 Issuances - For the six-months ended June 30, 2025

On February 3, 2025, the Company issued 66,035 registered shares of its common stock for debt-issuance costs equal to 3% of the principal amount of the 2025 Kips Bay Note with a fair value of $319,149.

Issuance of Unregistered Shares of Common Stock

2025 Issuances - For the six-months ended June 30, 2025

Issuance Date	Issued To	Fair Value	Common Shares Issued
Various	Alvin Fund LLC (“Alvin Fund”)	$284,526	93,059
Various	Kips Bay Select LP	$10,739,742	4,120,225
June 12, 2025	Decommissioning Services (“Haywood”)	$700,000	200,000
June 10, 2025	Flux Photon Corporation (“Flux Photon”)	$5,780,000	2,000,000
May 13, 2025	Private Placement	$1,500,000	625,000
March 20, 2025	American Science and Technology Corporation (“AST”)	$2,482,200	985,000
February 28, 2025	Former LINICO CEO	$1,860,000	775,000
January 27, 2025	Kips Bay Select LP	$212,766	44,024
Total common shares issued			8,842,308

Noncontrolling Interest

As of  June 30, 2026, the liquidation preference of the Company’s Series 1 Convertible Preferred Shares exceeded Bioleum’s net assets, resulting in substantially all of Bioleum’s losses being attributed to the Company.

On February 23, 2026, holders of a majority of all the issued and outstanding convertible preferred stock of Bioleum authorized amended and restated articles of incorporation for Bioleum that (a) modified certain provisions of the articles that holders that made the Series 2 Preferred Stock that provided that the Series 2 Preferred Stock would convert into 20% of the as-converted common shares outstanding at all times prior to a Qualifying IPO or Deemed Liquidation Event (each as defined in such articles of incorporation), effectively eliminating the anti-dilution protection, and (b) removed the restriction prohibiting the conversion of the Company's Series 1 Preferred Stock into more than 9.9% of the as-converted common shares outstanding, effectively restoring all of the Company's voting rights. Management evaluated the amendment and determined that it represented a modification as opposed to an extinguishment of the existing preferred stock; accordingly, no gain or loss was recognized and the carrying amounts of the Series 1 and Series 2 Preferred Stock were not adjusted. The Company considered its consolidation conclusion and determined that Bioleum continues to be consolidated on the same basis as previously reported and the modifications did not constitute a reconsideration event.

Warrants

Outstanding warrants at June 30, 2026 and  December 31, 2025 are as follows:

	Number of Warrants as of June 30, 2026	Number of Warrants as of December 31, 2025	Exercise Price	Expiration Date
GHF, Inc.	120,000	120,000	$4.56	December 31, 2027
Alvin Fund LLC	100,000	100,000	$4.56	December 31, 2027
Underwriter Purchase Warrants	858,668	1,073,334	$2.58	August 12, 2030
Underwriter Purchase Warrants	1,463,636	—	$3.16	January 28, 2031
Total outstanding warrants	2,542,304	1,293,334

The following table presents our underwriter purchase warrants at  June 30, 2026:

Date of Issuance	Warrants	Initial Exercise Date	Expiration Date	Exercise Price
August 14, 2025	746,668	February 8, 2026	August 12, 2030	$2.58
September 15, 2025	112,000	February 8, 2026	August 12, 2030	$2.58
January 30, 2026	1,272,727	July 27, 2026	January 28, 2031	$3.16
March 3, 2026	190,909	July 27, 2026	January 28, 2031	$3.16

During the six-months ended June 30, 2026 and 2025, no warrants were expired. On May 15, 2026, the Company issued a total of 38,369 shares of common stock of the Company for the cashless exercise of 214,666 warrants held by an affiliate of Titan Partners.

NOTE 11         STOCK-BASED COMPENSATION

On May 28, 2026, the Company adopted an Equity Incentive Plan (the “2026 EIP”), which was approved by the Board of Directors of the Company and shareholders. The 2026 EIP is a long-term incentive plan that allows for the issuance of equity awards to key management, employees, directors, and consultants of the Company and its subsidiaries. The maximum aggregate number of shares of the Company’s common stock approved and authorized for issuance under the 2026 EIP is 7,500,000 shares, plus the number of shares that become available for future issuance as a result of the forfeiture, cancellation, expiration or reacquisition of awards granted under the 2026 EIP, and Comstock Inc.'s 2022 and 2020 Equity Incentive Plans. As of June 30, 2026, 4,745,606 shares remained available for issuance under the 2026 EIP. To date, the Company has granted RSUs and PSUs” (together, the “Awards”) under the 2026 EIP. The RSUs generally vest based on continued service, while the PSUs contain service and market-performance-based vesting conditions, with vesting and payout dependent on the achievement of specified traded share price targets over the applicable performance period. The Company reflects the shares of common stock awarded as issued and outstanding shares when they have both vested and delivered to the individual.

Restricted Stock Units

Grants of the Company's RSUs consist of time-based awards that generally vest annually over a three-year service period. The Awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The following is a summary of RSU activity during the period ended June 30, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested - December 31, 2025	—	—
Granted	700,587	$4.08
Vested	—	—
Cancelled or Forfeited	—	—
Unvested - June 30, 2026	700,587	$4.08

For the period ended June 30, 2026, the Company recorded a total stock‑based compensation expense of $39,918 related to RSUs awarded to employees. As of June 30, 2026, total stock-based compensation expense not yet recognized related to unvested RSUs was $2,818,477, which is expected to be recognized over a weighted-average period of 3.0 years.

Performance Share Units

The performance-based RSU awards are subject to the achievement of specified stock price performance conditions over defined performance periods, measured relative to the Company’s stock price at grant. The number of units that may be earned varies based on the extent to which the Company’s stock price meets or exceeds pre-established thresholds, with the potential for above-target payouts upon achievement of higher stock price levels. These awards are also subject to continued service through the applicable vesting date.

The following is a summary of the PSU activity during the period ended June 30, 2026:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested - December 31, 2025	—	—
Granted	1,754,098	$3.28
Vested	—	—
Cancelled or Forfeited	—	—
Unvested - June 30, 2026	1,754,098	$3.28

For the period ended June 30, 2026, the Company recorded a total stock‑based compensation expense of $76,648 related to PSUs awarded to employees. As of June 30, 2026, total stock-based compensation expense not yet recognized related to unvested PSUs was $5,676,793, which is expected to be recognized over a weighted-average period of 3.2 years.

The fair value of the PSUs is estimated using a Monte Carlo Simulation to address the path-dependent nature of the market-based vesting conditions. Based on the award term, equity value, expected volatility, risk-free rate, and a series of random variables with a normal distribution, the future equity value was simulated. Each trial within the simulation includes assumptions of achieving a per share valuation level of the Company’s common stock as stipulated in the agreement to determine whether the market-based conditions are met resulting in vesting or not, and the future value of the award.

The equity target appreciations for the base PSUs of the price per share of our common stock are $6.00, $8.00, and $10.00 as of June 30, 2027,  June 30, 2028,  June 30, 2029, respectively. The equity target appreciations for the enhanced PSUs of the price per share of our common stock are $7.00, $9.00, and $11.00 as of June 30, 2027,  June 30, 2028,  June 30, 2029, respectively.

For the six-months ended June 30, 2026, the key inputs and assumptions used in the valuation of the PSUs were as follows:

June 15, 2026
Fair value of common stock	$4.08
Weighted average expected term (years)	3.25
Weighted average expected volatility	99.0%
Risk-free interest rate	4.06%
Dividend yield	—

NOTE 12         FAIR VALUE MEASUREMENTS

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2026:

		Fair Value Measurements at
		June 30, 2026
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Flux Photon derivative	$2,006,187	$—	$2,006,187	$—
Total assets measured at fair value	$2,006,187	$—	$2,006,187	$—

Liabilities:
Marathon SAFE Note	$10,900,000	$—	$—	$10,900,000
Total liabilities measured at fair value	$10,900,000	$—	$—	$10,900,000

The following table presents our assets and liabilities measured at fair value on a recurring basis at  December 31, 2025:

		Fair Value Measurements at
		December 31, 2025
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Georges Trust derivative	$1,201,114	$—	$1,201,114	$—
Alvin Fund derivative	759,682	—	759,682	—
Total assets measured at fair value	$1,960,796	$—	$1,960,796	$—

Liabilities:
Marathon SAFE Note	$12,000,000	$—	$—	$12,000,000
Total liabilities measured at fair value	$12,000,000	$—	$—	$12,000,000

VALUATION METHODOLOGIES

Following is a description of the valuation methodologies used for the Company's financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Derivatives

The Company has several derivatives associated with its common stock including make-whole commitments and debt conversion options. The following tables present changes in our derivative assets and liabilities for the six-months ended June 30, 2026 and 2025, measured at fair value:

	For the Three-Months Ended June 30, 2026
	As of March 31, 2026	(Additions) Deductions	Change in Fair Value	Proceeds Received and Payments Made for Change in Contractual Stock Consideration	As of June 30, 2026
Georges Trust derivative	$136,114	$—	$372,838	$(508,952)	$—
Flux Photon derivative	—	781,187	1,225,000	—	2,006,187
Total derivative assets (liabilities) at fair value	$136,114	$781,187	$1,597,838	$(508,952)	$2,006,187

	For the Six-Months Ended June 30, 2026
	As of December 31, 2025	(Additions) Deductions	Change in Fair Value	Proceeds Received and Payments Made for Change in Contractual Stock Consideration	As of June 30, 2026
Georges Trust derivative	$1,201,114	$—	$(821,162)	$(379,952)	$—
Alvin Fund derivative	759,682	—	471,985	(1,231,667)	—
Flux Photon derivative	—	781,187	1,225,000	—	2,006,187
Total derivative assets (liabilities) at fair value	$1,960,796	$781,187	$875,823	$(1,611,619)	$2,006,187

	For the Three-Months Ended June 30, 2025
	As of March 31, 2025	(Additions) Deductions	Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of June 30, 2025
2025 Kips Bay convertible debt derivative	$(920,000)	$527,963	$172,037	$—	$(220,000)
Flux Photon derivative	—	(5,087,000)	1,530,000	—	(3,557,000)
LINICO acquisition-related payable derivative	(309,000)	(60,170)	369,170	—	—
AST derivative	392,000	(1,396,744)	1,004,744	—	—
Haywood derivative	14,942	700,000	(207,775)	110,000	617,167
Total derivative assets (liabilities) at fair value	$(822,058)	$(5,315,951)	$2,868,176	$110,000	$(3,159,833)

	For the Six-Months Ended June 30, 2025
	As of December 31, 2024	(Additions) Deductions	Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of June 30, 2025
2025 Kips Bay convertible debt derivative	$—	$(893,682)	$673,682	$—	$(220,000)
Flux Photon derivative	—	(5,087,000)	1,530,000	—	(3,557,000)
LINICO acquisition-related payable derivative	—	(400,170)	400,170	—	—
AST derivative	—	(916,204)	916,204	—	—
Haywood derivative	1,529,850	700,000	(1,842,683)	230,000	617,167
Total derivative assets (liabilities) at fair value	$1,529,850	$(6,597,056)	$1,677,373	$230,000	$(3,159,833)

At  June 30, 2026 and  December 31, 2025, the fair value of the derivative assets (George's Trust, Alvin Fund and Flux Photon) were based on a trading price of the Company’s shares of  $4.16, and $3.76, respectively. At  June 30, 2025, fair value of the derivative assets (Decommissioning Services LLC (“Haywood”) and derivative liabilities (Kips Bay and Flux Photon) were based on a trading price of the Company’s shares of  $3.79.

Georges Trust Derivative Instrument

On August 13, 2025, pursuant to that certain promissory note amendment, dated April 22, 2024, between GHF Inc. and the Company, the Company issued 1,500,000 shares of its common stock to Georges Trust with a fair value of $4,755,000 determined by the closing price per share of our common stock of $3.17. If and to the extent that the sale of the shares results in net proceeds greater than $4,653,886, then Georges Trust is required to pay all of such excess proceeds to the Company. If and to the extent that the sale of the shares results in net proceeds less than $4,653,886, then the Company is required to pay Georges Trust equal to such shortfall. Pursuant to the amendment, a true up provision was recognized as a derivative asset in the amount of $101,114 on the date of the amendment. On March 30, 2026, the Company and the Georges Trust entered into a Second Note Amendment Agreement (the “Second Amendment”), pursuant to which the parties agreed to extend the date by which the Company is required to pay any remaining balance due under the Note from April 15, 2026, to July 15, 2026 and increased the total consideration to $4,782,886. During the six-months ended June 30, 2026, the Company paid Georges Trust $129,000 which resulted in a decrease in contractual stock consideration. During the three and six-months ended June 30, 2026, the Company recorded a gain of $372,838 and a loss of $821,162, respectively, for the change in the fair value of the derivative. In the second quarter of 2026, Georges Trust sold 1,500,000 shares of the Company's stock for net proceeds of $4,834,429. The Company received cash of $508,952 representing cash from the sale of the common shares in excess of amounts owed. The derivative asset was classified within Level 2 fair value measurement within the fair value hierarchy. At  June 30, 2026, the Company fulfilled our commitment requirements on the make-whole provision and the derivative and the accounting thereto.

Alvin Fund Derivative Instruments

On August 12, 2025, pursuant to that certain short-term promissory note, the Company issued 1,400,000 shares of its common stock to Alvin Fund with a fair value of $4,438,000 determined by the closing price per share of our common stock of $3.17. If and to the extent that the sale of the shares results in net proceeds greater than $4,504,318, then Alvin Fund is required to pay all of such excess proceeds to the Company. If and to the extent that the sale of the shares results in net proceeds less than $4,504,318, then the Company is required to pay Alvin Fund equal to such shortfall. Pursuant to the amendment, a true up provision was recognized as a derivative liability in the amount of $66,318 on the date of the amendment. During the three and six-months ended June 30, 2026, the Company recorded a gain of $0 and $471,985, respectively, for the change in the fair value of the derivative. In the first quarter of 2026, Alvin Fund sold 1,400,000 shares of the Company's stock for net proceeds of $5,592,009. The Company received cash of $1,231,667 representing cash from the sale of the common shares in excess of amounts owed. The derivative asset was classified within Level 2 fair value measurement within the fair value hierarchy. At March 31, 2026, the Company fulfilled our commitment requirements on the make-whole provision and the derivative and the accounting thereto.

Flux Photon Instrument

On April 6, 2026, the Company issued Flux Photon 1,750,000 shares of common stock of the Company with a fair value of $6,055,000 determined by the closing price per share of our common stock of $3.46, to settle the remaining obligations of the Earn Out of $5,273,813 (see Notes 10 and 16). If and to the extent that the sale of the shares results in net proceeds greater than $5,273,813, then Flux Photon is required to pay all of such excess proceeds to the Company. If and to the extent that the sale of the shares results in net proceeds less than $5,273,813, then the Company is required to pay Flux Photon equal to such shortfall. On April 6, 2026, the Company recognized a true up provision as a derivative asset in the amount of $781,187. During the three and six-months ended June 30, 2026, the Company recorded a gain of $1,225,000 for the change in the fair value of the derivative. At  June 30, 2026, Flux Photon holds 1,750,000 shares of the Company's stock. The derivative asset was classified within Level 2 fair value measurement within the fair value hierarchy.

Marathon SAFE Note Instrument

On February 28, 2025, Bioleum, the Company's subsidiary, entered into a series of definitive agreements with Virent, which have been assigned to Bioleum and involve the purchase of Bioleum equity as part of Bioleum’s planned Series A Financing (see Note 9). As of February 28, 2025, the Company recognized the Marathon SAFE Note liability of $12.0 million on the condensed consolidated balance sheets in connection with the agreement with Virent and elected to account the Marathon SAFE Note liability under the fair value option. The Marathon SAFE Note liability was estimated with assistance from third-party valuation specialists and valued using a probability weighted present value of the Marathon SAFE Note with the discount factor based on published venture capital rate of returns of 35% and a discounting period range of 0.25 to 0.84 years. At June 30, 2026, the fair value of the Marathon SAFE Note liability was estimated at $10.9 million and valued using a probability weighted present value of the Marathon SAFE Note with the discount factor based on published venture capital rate of returns of 35% and a discounting period range of 0.50 to 1.0 years. The Marathon SAFE Note liability was classified as a Level 3 fair value measurement within the fair value hierarchy.

For the six-months ended June 30, 2026, the range of variables used to calculate the original fair value of the Marathon SAFE Note and the fair value on the dates of conversion are as follows.

Present Value of Marathon SAFE Note	Discount Rate	Period Range
$10.9 million to $12.0 million	35%	0.25 years to 1 years

For the six-months ended June 30, 2025, the range of variables used to calculate the original fair value of the Marathon SAFE Note and the fair value on the dates of conversion are as follows.

Present Value of Marathon SAFE Note	Discount Rate	Period Range
$12.0 million	35%	0.25 years to 0.75 years

Great Basin Guarantee

On March 31, 2026, the Company and Great Basin executed the Great Basin Guaranty (see Note 9). As of June 30, 2026, the Company recorded a guarantee liability of $475,000 and a corresponding guarantee long-term asset, measured at fair value at the time the guaranty was executed, on the condensed consolidated balance sheets. The Great Basin Guaranty liability was estimated with the assistance of third-party valuation specialists and valued using a Probability‑Weighted Expected Return Method (“PWERM”), which considers multiple discrete future outcomes and probability‑weights the expected discounted cash flow approach associated with each scenario using a probability weighted present value with the discount factor based on published venture capital rate of returns of 35%. The scenarios used in the valuation included a base case, late failure case and early failure case with probabilities of 95%, 4% and 1%, respectively, with each case scenario reflecting the surety payments anticipated and anticipated repayments. The Great Basin Guaranty liability was recorded at fair value upon execution of the guaranty agreement and was classified as a Level 3 measurement within the fair value hierarchy.

Other Financial Instruments

At June 30, 2026, the carrying amount of cash and cash equivalents, Flux Photon payable, and reclamation bond approximates fair value because of the short-term maturity of these financial instruments.

NOTE 13         DEFERRED REVENUE

Comstock Metals

Recycling service revenue is deferred upon receipt of the photovoltaic panels from the customers and recognized upon completion of the services and the issuance of a certificate of destruction. The price for services is separately identifiable within each contract. Comstock Metals bills for recycling fees of which represents fees for recycling services that have not yet been completed and are recognized as deferred revenue.

Comstock Metals deferred revenue activity for the six-month period ended June 30, 2026 and for the year ended  December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025
Deferred revenue, beginning of period	$2,099,851	$151,939
Comstock Metals deferred revenue billed during the period	1,852,514	2,811,984
Comstock Metals revenue recognized during the period	(105,858)	(864,072)
Deferred revenue, end of period	$3,846,507	$2,099,851

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

Balances of Deferred Revenue at  June 30, 2026 and  December 31, 2025 are comprised of the following:

	June 30, 2026	December 31, 2025
Comstock Metals deferred revenue - current	$3,846,507	$2,099,851
OKL Award deferred revenue - current	66,666	66,666
Total deferred revenue - current	$3,913,173	$2,166,517

OKL Award deferred revenue - noncurrent	$1,854,158	$1,887,500

For the three-months ended  June 30, 2026 and June 30, 2025, the Company recognized grant income of $16,672 and $8,333, respectively, in other income (expense) in the condensed consolidated statement of operations. For the six-months ended June 30, 2026 and 2025, the Company recognized grant income of $33,342 and $16,666, respectively. As of  June 30, 2026 and  December 31, 2025, the Company recorded $0 and $1,000,000, respectively, in accounts receivable on the condensed consolidated financial statements.

NOTE 14         NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. For the three and six-months ended June 30, 2026 and 2025, all common stock equivalent shares, which is limited to outstanding warrants, RSUs and PSUs, are antidilutive (see Note 10 and 11).

NOTE 15         SEGMENT REPORTING

We have the following segments and reporting units: Fuels, Metals, Mining, Strategic Investments and Corporate. Summarized financial information relating to our reportable segments is provided below. For the Strategic Investments and Corporate Segments, our chief operating decision maker (“CODM”) is our chief executive officer. For our Bioleum (Fuels Segment), our CODM is the President of Bioleum. For the Metals segment, our CODM is the President of our Metals Segment (“Metals President”). For the Mining segment, our CODM is its President and our chief financial officer.

The Company plans, executes and monitors each reporting segment and has dedicated personnel responsible for each reportable segment. Our Bioleum (Fuels Segment) represents our lignocellulosic biomass into biointermediates for refining into renewable fuels. Our Metals Segment represents our recycling of electrification products. Our Mining Segment includes our gold and silver mining assets and related real estate. Our Strategic Investments Segment includes our investments in Green Li-ion and SSOF and our Corporate Segment includes all other assets and general corporate costs. Mining revenue is from leasing mineral claims and other real estate.

The Company’s total revenue for the three-months ended  June 30, 2026, consisted of the following:

	Metals	Mining	Strategic Investments	Corporate	Bioleum	Total
Mining and Real Estate	$—	$33,250	$—	$4,500	$—	$37,750
Recycling	65,602	—	—	—	—	65,602
Decommissioning Services	131,506	—	—	—	—	131,506
Off-take	37,966	—	—	—	—	37,966
Total Revenue	$235,074	$33,250	$—	$4,500	$—	$272,824

The Company’s total revenue for the three-months ended  June 30, 2025, consisted of the following:

	Metals	Mining	Strategic Investments	Corporate	Bioleum	Total
Mining and Real Estate	$—	$32,250	$—	$4,300	$—	$36,550
Decommissioning Services	296,789	—	—	—	—	296,789
Off-take	6,207	—	—	—	—	6,207
Total Revenue	$302,996	$32,250	$—	$4,300	$—	$339,546

The Company’s total revenue for the six-months ended  June 30, 2026, consisted of the following:

	Metals	Mining	Strategic Investments	Corporate	Bioleum	Total
Mining and Real Estate	$—	$67,000	$—	$9,000	$—	$76,000
Recycling	106,489	—	—	—	—	106,489
Decommissioning Services	359,889	—	—	—	—	359,889
Off-take	43,902	—	—	—	—	43,902
Total Revenue	$510,280	$67,000	$—	$9,000	$—	$586,280

The Company’s total revenue for the six-months ended  June 30, 2025, consisted of the following:

	Metals	Mining	Strategic Investments	Corporate	Bioleum	Total
Mining and Real Estate	$—	$64,500	$—	$9,100	$—	$73,600
Decommissioning Services	1,040,701	—	—	—	—	1,040,701
Off-take	11,060	—	—	—	—	11,060
Total Revenue	$1,051,761	$64,500	$—	$9,100	$—	$1,125,361

For the six-months ended June 30, 2026, two customers, Atlantic Iron & Metals and Illuminate, accounted for over 10% of our revenues. For the six-months ended June 30, 2025, two customers, RWE and Deriva Energy, accounted for over 10% of our revenues. At  June 30, 2026, two customers, Kiewit and Next Era Energy, each individually accounted for over 10% of our accounts receivable balance. At  December 31, 2025, one customer, RWE, accounted for over 10% of our accounts receivable balance. At June 30, 2026, Comstock Metals billed $2,309,422 of which $510,280 was for decommissioning services, recycling fees and off-take revenue and $1,799,142 of which represents fees for recycling services that have not yet been completed and are recognized as deferred revenue (see Note 13).

Three-Months Ended
June 30, 2026	Metals	Mining(1)	Strategic Investments	Corporate / Other	Total of Segments before Bioleum Corp.	Bioleum	Consolidated
Revenue	$235,074	$33,250	$—	$4,500	$272,824	$—	$272,824

Cost of goods sold	$1,168,897	$—	$—	$—	$1,168,897	$—	$1,168,897

Selling and marketing	$112,276	$—	$—	$233,959	$346,235	$1,389	$347,624

General and administrative	$1,419,136	$630,828	$3,238	$2,572,589	$4,625,791	$2,376,255	$7,002,046

Research and development	$1,019,577	$366	$—	$—	$1,019,943	$1,264,420	$2,284,363

Depreciation and amortization	$71,807	$2,330	$—	$1,208	$75,345	$945,415	$1,020,760

Loss on intangible assets impairment	$—	$—	$—	$—	$—	$13,648,042	$13,648,042

Loss on property, plant and equipment impairment	$—	$—	$—	$—	$—	$1,736,481	$1,736,481

Loss from operations	$(3,556,619)	$(600,274)	$(3,238)	$(2,803,256)	$(6,963,387)	$(19,972,002)	$(26,935,389)

Total other income (expense), net	$(1,759)	$50,846	$—	$1,426,831	$1,475,918	$(8,930)	$1,466,988

Net loss	$(3,558,378)	$(549,428)	$(3,238)	$(1,376,425)	$(5,487,469)	$(19,980,932)	$(25,468,401)

Interest Expense	$1,862	$667	$—	$137,508	$140,037	$82,369	$222,406

Equity method investment loss	$—	$—	$—	$(12,716)	$(12,716)	$(24,000)	$(36,716)

Capital Expenditures	$1,282,350	$—	$—	$—	$1,282,350	$45,581	$1,327,931
(1) Mining segment - asset held for sale (see Note 5)

Three-Months Ended
June 30, 2025	Metals	Mining(1)	Strategic Investments	Corporate / Other	Total of Segments before Bioleum Corp.	Bioleum	Consolidated
Revenue	$302,996	$32,250	$—	$4,300	$339,546	$—	$339,546

Cost of goods sold	$814,001	$—	$—	$—	$814,001	$—	$814,001

Selling and marketing	$11,806	$—	$—	$137,844	$149,650	$121,901	$271,551

General and administrative	$703,087	$420,519	$4,076	$1,862,522	$2,990,204	$1,373,335	$4,363,539

Research and development	$36,175	$316	$—	$162,098	$198,589	$1,922,056	$2,120,645

Depreciation and amortization	$63,510	$45,335	$—	$19,397	$128,242	$508,450	$636,692

Gain on sale of mineral rights	$—	$(200,000)	$—	$—	$(200,000)	$—	$(200,000)

Loss from operations	$(1,325,583)	$(233,920)	$(4,076)	$(2,177,561)	$(3,741,140)	$(3,925,742)	$(7,666,882)

Total other income (expense), net	$—	$(153,692)	$369,170	$(1,338,651)	$(1,123,173)	$963,112	$(160,061)

Net loss	$(1,325,583)	$(387,612)	$365,094	$(3,516,212)	$(4,864,313)	$(2,962,630)	$(7,826,943)

Interest Expense	$—	$874	$—	$670,852	$671,726	$102,336	$774,062

Equity method investment loss	$—	$—	$—	$—	$—	$(24,000)	$(24,000)

Acquisitions to intangible assets	$—	$—	$—	$—	$—	$20,735,617	$20,735,617

Capital Expenditures	$72,169	$—	$—	$—	$72,169	$396,530	$468,699
(1) Mining segment - asset held for sale (see Note 5)

Six-Months Ended
June 30, 2026	Metals	Mining(1)	Strategic Investments	Corporate / Other	Total of Segments before Bioleum Corp.	Bioleum	Consolidated
Revenue	$510,280	$67,000	$—	$9,000	$586,280	$—	$586,280

Cost of goods sold	$1,768,707	$—	$—	$—	$1,768,707	$—	$1,768,707

Selling and marketing	$146,848	$—	$—	$556,303	$703,151	$4,947	$708,098

General and administrative	$2,762,977	$947,793	$4,725	$4,788,658	$8,504,153	$4,706,192	$13,210,345

Research and development	$1,073,540	$2,446	$—	$—	$1,075,986	$3,304,619	$4,380,605

Depreciation and amortization	$138,866	$42,398	$—	$20,854	$202,118	$2,210,026	$2,412,144

Loss on intangible assets impairment	$—	$—	$—	$—	$—	$13,648,042	$13,648,042

Loss on property, plant and equipment impairment	$—	$—	$—	$—	$—	$1,736,481	$1,736,481

Gain on sale of royalty rights	$—	$(1,400,010)	$—	$—	$(1,400,010)	$—	$(1,400,010)

Loss from operations	$(5,380,658)	$474,373	$(4,725)	$(5,356,815)	$(10,267,825)	$(25,610,307)	$(35,878,132)

Total other income (expense), net	$(2,387)	$100,018	$—	$968,561	$1,066,192	$(39,878)	$1,026,314

Net income (loss)	$(5,383,045)	$574,391	$(4,725)	$(4,388,254)	$(9,201,633)	$(25,650,185)	$(34,851,818)

Interest Expense	$2,491	$1,389	$—	$223,164	$227,044	$143,355	$370,399

Equity method investment loss	$—	$—	$—	$(240,560)	$(240,560)	$(48,000)	$(288,560)

Capital Expenditures	$6,940,549	$—	$—	$—	$6,940,549	$64,314	$7,004,863
(1) Mining segment - asset held for sale (see Note 5)

Six-Months Ended
June 30, 2025	Metals	Mining(1)	Strategic Investments	Corporate / Other	Total of Segments before Bioleum Corp.	Bioleum	Consolidated
Revenue	$1,051,761	$64,500	$—	$9,100	$1,125,361	$—	$1,125,361

Cost of goods sold	$1,700,797	$—	$—	$—	$1,700,797	$—	$1,700,797

Selling and marketing	$25,350	$—	$—	$360,686	$386,036	$122,889	$508,925

General and administrative	$1,197,638	$584,757	$5,751	$3,898,316	$5,686,462	$1,698,168	$7,384,630

Research and development	$72,802	$1,757	$—	$551,006	$625,565	$4,798,998	$5,424,563

Depreciation and amortization	$126,129	$90,623	$—	$39,293	$256,045	$756,031	$1,012,076

Gain on sale of mineral rights	$—	$(200,000)	$—	$—	$(200,000)	$—	$(200,000)

Income (loss) from operations	$(2,070,955)	$(412,637)	$(5,751)	$(4,840,201)	$(7,329,544)	$(7,376,086)	$(14,705,630)

Total other income (expense), net	$—	$(1,743,168)	$400,170	$(1,711,159)	$(3,054,157)	$838,913	$(2,215,244)

Net income (loss)	$(2,070,955)	$(2,155,805)	$394,419	$(6,551,360)	$(10,383,701)	$(6,537,173)	$(16,920,874)

Interest Expense	$—	$1,795	$—	$1,243,566	$1,245,361	$187,845	$1,433,206

Equity method investment income	$—	$—	$—	$—	$—	$17,438	$17,438

Acquisitions to intangible assets	$—	$—	$—	$—	$—	$20,915,617	$20,915,617

Capital Expenditures	$278,991	$—	$—	$—	$278,991	$430,581	$709,572
(1) Mining segment - asset held for sale (see Note 5)

As of June 30, 2026	Metals	Mining(1)	Strategic Investments	Corporate / Other	Total of Segments before Bioleum Corp.	Bioleum	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$981,536	$2,396	$—	$29,869,968	$30,853,900	$551,335	$31,405,235

Accounts receivable	$1,340,513	$—	$—	$—	$1,340,513	$—	$1,340,513

Derivative assets	$—	$—	$—	$2,006,187	$2,006,187	$—	$2,006,187

Other current assets	$76,097	$—	$—	$220,154	$296,251	$91,783	$388,034

Assets held for sale	$—	$22,681,546	$—	$311,346	$22,992,892	$—	$22,992,892

Total current assets	$2,398,146	$22,683,942	$—	$32,407,655	$57,489,743	$643,118	$58,132,861

Non-current Assets:
Investments	$—	$—	$67,212,920	$—	$67,212,920	$—	$67,212,920

Properties, plant and equipment, net	$16,884,765	$—	$6,328,338	$23,638	$23,236,741	$12,364,903	$35,601,644

Intangible assets, net	$—	$—	$—	$—	$—	$9,647,576	$9,647,576

Goodwill	$—	$—	$—	$—	$—	$1,507,154	$1,507,154

Other assets	$6,204,947	$—	$730,597	$1,975,000	$8,910,544	$12,537,256	$21,447,800

Total non-current assets	$23,089,712	$—	$74,271,855	$1,998,638	$99,360,205	$36,056,889	$135,417,094

TOTAL ASSETS	$25,487,858	$22,683,942	$74,271,855	$34,406,293	$156,849,948	$36,700,007	$193,549,955
(1) Mining segment - asset held for sale (see Note 5)

As of December 31, 2025	Metals	Mining(1)	Strategic Investments	Corporate / Other	Total of Segments before Bioleum Corp.	Bioleum	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$183,458	$149,060	$—	$9,425,807	$9,758,325	$7,193,320	$16,951,645

Accounts receivable	$287,874	$(152)	$—	$—	$287,722	$1,000,000	$1,287,722

Derivative assets	$—	$—	$—	$1,960,796	$1,960,796	$—	$1,960,796

Other current assets	$96,180	$1,975	$—	$166,977	$265,132	$192,684	$457,816

Total current assets	$567,512	$150,883	$—	$11,553,580	$12,271,975	$8,386,004	$20,657,979

Non-current Assets:
Investments	$—	$—	$38,426,065	$—	$38,426,065	$1,079,371	$39,505,436

Properties, plant and equipment, net	$2,387,121	$7,160,772	$6,328,338	$355,841	$16,232,072	$13,654,137	$29,886,209

Intangible assets, net	$—	$—	$—	$—	$—	$24,943,388	$24,943,388

Goodwill	$—	$—	$—	$—	$—	$1,507,154	$1,507,154

Other assets	$13,563,776	$16,109,357	$730,596	$9,400,000	$39,803,729	$13,300,742	$53,104,471

Total non-current assets	$15,950,897	$23,270,129	$45,484,999	$9,755,841	$94,461,866	$54,484,792	$148,946,658

TOTAL ASSETS	$16,518,409	$23,421,012	$45,484,999	$21,309,421	$106,733,841	$62,870,796	$169,604,637
(1) Mining segment - asset held for sale (see Note 5)

NOTE 16         RELATED PARTY TRANSACTIONS

The following related party transactions occurred during the six-months ended June 30, 2026 and 2025.

TRANSACTIONS INVOLVING SIERRA SPRINGS OPPORTUNITY FUND INC.

At December 31, 2025, the Company had advances to SSOF of $9,400,000.

During the three-months ended March 31, 2026, the Company advanced an additional $5,750,000. On March 26, 2026, all advances, totaling $15,150,000 were contributed in exchange for 23,307,692 shares of SSOF common stock at $0.65 per share.

On April 30, 2026, the Company converted accrued interest from advances of $237,415 to 365,255 additional shares of SSOF common stock at $0.65 per share. As of June 30, 2026, the Company subscribed to and invested an additional $13,640,000 for 20,984,615 additional shares of SSOF common stock at $0.65 per share. These investments increased the Company's ownership to 47.63% (see Notes 3 and 4). At  June 30, 2026 and December 31, 2025, the Company owns 55,893,673 and 11,236,111, respectively, in SSOF shares of common stock, representing an ownership of 47.63% and 16.99%, respectively, on a fully diluted, if converted basis. SSOF is a qualified opportunity zone fund, which owns 100% of Sierra Springs Enterprises Inc. (“SSE”), a qualified opportunity zone business (see also Notes 3 and 4). SSE and its subsidiaries own or control approximately 2,200 acres of land, a manufacturing facility, significant junior and effluent water rights, sewer rights and also owns and operates Sierra Clean Processing LLC and the Silver Springs Regional Airport LLC.

The Company's chief executive officer co-founded SSOF and SSE, and serves as the principal executive officer of SSOF and as an executive of SSE along with a diverse team of qualified financial, capital markets, and real estate professionals that together govern, lead and manage SSOF and SSE. Our chief executive officer and two of our directors have separately invested $525,000 into SSOF consisting of 6,645,871 voting shares of SSOF which represents 5.66% of the total as converted SSOF shares of common stock. The Company's chief executive officer has not received compensation from either SSOF or SSE.

TRANSACTIONS INVOLVING FLUX PHOTON

On September 7, 2021, the Company entered into the FPC Asset Purchase Agreement (as defined below) with Flux Photon to acquire the Flux Photon Assets. The purchase price payable for the Flux Photon Assets was $18,000,000 payable in cash to Flux Photon at a rate equal to 20% of the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its now and hereafter-existing subsidiaries, until the purchase price of $18,000,000 has been fully paid. The Company assigned the Flux Photon Assets (as defined below) to the Company immediately after closing. On December 10, 2021, the FPC Asset Purchase Agreement was amended to provide for the payment by the Company of a $350,000 down payment against the purchase price, with a remaining performance-based cash payment of $17,650,000 required under the FPC Asset Purchase Agreement. The Company's former chief technology officer, former director of the Company and former chief executive officer of Bioleum, is also the owner of 100% of the outstanding common stock of Flux Photon and as such was the indirect beneficiary of all payments made to Flux Photon pursuant to the FPC Asset Purchase Agreement (see Note 9).

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

Flux Photon Earn Out

On May 21, 2025, in connection with the restructured acquisition of Bioleum and the execution and delivery of the Bioleum Transaction Documents, the Company and Flux Photon entered into the FPC Asset Purchase Agreement Amendment. Under the FPC Asset Purchase Agreement Amendment, the Company committed to a final settlement of $10.0 million of the existing Earn Out obligation. To satisfy this commitment, the Company issued 2,000,000 shares of common stock of the Company, 1,700,000 of such shares went towards settling $10.0 million of the Earn Out, with true up provisions for any proceeds received by Flux Photon that are below or in excess of $10.0 million, and the other 300,000 shares of common stock as settlement with certain Flux Photon affiliates. In 2025, Flux Photon sold all 1,700,000 shares of the Company's stock for net proceeds of $4,726,187 with a remaining amount owed to Flux Photon pursuant to the FPC Asset Purchase Agreement of $5,273,813 which was recognized as Flux Photon payable in the condensed consolidated balance sheet. On April 6, 2026, the Company issued Flux Photon 1,750,000 shares of common stock of the Company with a fair value of $6,055,000 determined by the closing price per share of our common stock of $3.46, to settle the remaining obligations of the Earn Out of $5,273,813 (see Notes 10 and 12).

Payable to Flux Photon (see Note 7)

Pursuant to the 2025 FPC Asset Purchase Agreement Amendment, the Company is required to pay an additional $6,050,000 cash commitment to Flux Photon for the remaining Earn Out due on the FPC Asset Purchase Agreement. A portion of this remaining obligation to be paid by either the Company, at a rate equal to $120,000 per month for 18 months, and $60,000 per month thereafter, or Bioleum, at a rate of 2% of financing raised by itself, until such time as the entire remaining amount is paid in full settlement of the remaining Earn Out by both the Company and Bioleum. As of  June 30, 2026 and December 31, 2025, the Company has paid $1,840,000 and $1,000,000, respectively, directly toward that obligation with the remaining $4,210,000 required to satisfy the Flux Photon cash obligation. Since the payments are not interest bearing, the Company calculated the implied interest of $1,581,383 on the future cash payments using an implied interest rate of 9.76% which was recognized as a discount on the obligation of $6,050,000 to be recognized over the payment term. As of June 30, 2026, the liability has a balance of $3,177,602, net of imputed interest, consisting of a short-term payable of $725,844 (see Note 7) and long-term payable of $2,451,758 in Flux Photon payable in the condensed consolidated balance sheet for future payments due under the 2025 FPC Asset Purchase Agreement Amendment. For the three-months ended June 30, 2026 and 2025, the Company recognized interest expense of $107,324 and $61,522, respectively, which represents the amortization of the discount that was recognized on the date of the agreement since the payable associated with the commitment is non-interest bearing. For the six-months ended June 30, 2026 and 2025, the Company recognized interest expense of $219,270 and $61,522, respectively.

	As of June 30, 2026	As of December 31, 2025
Flux Photon earn out (see Note 12)	$—	$5,273,813
Payable to Flux Photon	3,177,602	3,793,487
Total Flux Photon payable	$3,177,602	$9,067,300
Less: current payable	(725,844)	(1,143,412)
Long-term Flux Photon payable	$2,451,758	$7,923,888

BIOLEUM FOUNDERS SHARES

On May 22, 2025, Bioleum issued 2.0 million Series 2 Convertible Preferred Shares to the Founders Group in exchange for the assignment of developed technologies. A member of the Founders Group is an immediate family member of the Company's chief executive officer. Additionally, the Founder’s Group included two former officers of the Company and one former officer and director of the Company (see Note 9).

TRANSACTIONS INVOLVING COMSTOCK METALS

In 2023, the Company acquired a metal recycling furnace from the Metals President for a $375,000 payable from a portion of future excess cash flows. As of   June 30, 2026 and December 31, 2025, the furnace is included in property, plant, and equipment, net, and the related obligation is recorded in other long-term liabilities. For the  three-months ended June 30, 2026 and 2025, the Company recognized depreciation expense of $4,688 on the furnace. For the  six-months ended June 30, 2026 and 2025, the Company recognized depreciation expense of $9,376 on the furnace.

On December 22, 2025, Comstock Metals, a wholly owned subsidiary of the Company, entered into a Profit Interest Award Agreement with the Metals President. Pursuant to the agreement, all units vest on achieving a performance condition for the sale and/or liquidation of Comstock Metals if the Metals President remains employed through December 22, 2030.

OTHER

Sierra Clean Processing LLC, a wholly owned subsidiary of SSOF, owns the buildings at 600 Lake Avenue, Silver Springs, Nevada which the Company entered into a Real Estate and Building Lease Agreement on August 15, 2023. Sierra Clean Processing LLC also owns the building at 700 Lake Avenue, Silver Springs, Nevada which the Company entered into a Real Estate and Building Lease on August 1, 2024 (see Note 8). Sierra Clean Processing LLC also owns the land at 800 Lake Avenue, Silver Springs, Nevada which the Company entered into a Storage Lease on November 1, 2025 (see Note 8). The Company's chief executive officer is an executive and director of Sierra Clean Processing LLC.

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

OVERVIEW

Comstock commercializes innovative technologies, systems and supply chains that extract, process, and convert under-utilized waste and natural resources into clean energy and clean energy supporting products, including truly sustainable solutions that produce renewed and repurposed electrification metals and minerals from end-of-life solar panels. We approach industrial growth opportunities by identifying, acquiring, and building companies with the potential for superior financial returns on deployed capital, by systematically creating and operating industrial enterprises and systems from the ground up, typically in full equity-based alignment with the founders of the technologies, and then developing, integrating and commercializing their breakthrough technology-based solutions through a distinctive combination of operational and organizational scale-up expertise. Comstock's primary growth platform is its renewable metals business, which is commercializing industry-scale solar panel recycling industrial metal recovery that is positioning the Company to become a leading domestic recycler of end-of-life photovoltaic panels and producer of industrial metals and materials.

Complementing this strategy, Bioleum represents a longer-term renewable fuels opportunity, differentiated by exclusive access to advanced biomass feedstocks through its ownership of Hexas Biomass Inc. (“Hexas”).

Comstock Metals has established the goal of setting the global standard for solar panel recycling. Our recycling process creates no waste, generates no landfilled materials, and results in clean recycled products that are safe for reuse.

Bioleum's competitive advantage begins with feedstock. Through its ownership with Hexas, Bioleum has access to dedicated energy crops engineered for exceptionally high biomass yields, low carbon impact, consistent quality, efficient logistics, and low costs.

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

At Comstock Metals, we are building a scalable domestic solar panel recycling platform with our current network including storage and logistics facilities in California and Ohio, and processing capacity expanding through our existing northern Nevada operations and new industry-scale facilities planned in southern Nevada and Ohio. Our strategic metals assets include an operating Nevada-based solar panel recycling demonstration facility and a first-of-its-kind industry-scale solar panel recycling and upgrading facility that is currently being installed, tested, and commissioned. We are also developing a metal extraction solution that further recovers higher purity, higher value metals and materials from our generated industrial solar tailings.

Bioleum strategy is based on its renewable fuels platform, anchored by its proprietary XanoGrass™ feedstock. XanoGrass™ is currently being grown across pilot sites in the United States, Europe, and Asia. Bioleum's strategic assets include two Wisconsin renewable fuels demonstration facilities and two pilot farms. The integration of dedicated energy crops and leading conversion yields enables the possibility of efficient and scalable low carbon fuel solutions and differentiates our ability for delivering these solutions globally.

We also own and manage investments in various legacy assets that previously supported our current or prior businesses that we are working to monetize. This includes our legacy gold and silver mining assets that we have announced the sale of, real estate assets and certain non-strategic investments. This includes northern Nevada real estate that we own, control and/or manage comprised of industrial and commercial land, water rights and other direct investments.

Lines of Business

Metals Segment

Our Metals Segment utilizes solar panel recycling and materials recovery solutions that drive sustainability across the electrification products market. From 2024 through 2026, we operated a permitted, demonstration-scale solar panel recycling facility that delivers environmentally superior, zero-landfilled recycling solutions to support U.S. mineral industries. For the six-months ended June 30, 2026 and 2025, this facility generated revenues of $0.6 million and $1.1 million, respectively, from service fees for decommissioning services, recycling and processing end-of-life solar panels, and offtake sales of recycled materials, including aluminum, copper, glass, and secondary salable materials that include precious and other metals. We believe this technology deployment is globally leading and positioned to operate a world-class, quality, global solar panel recycling operation and has the potential to set the global standard for solar panel recycling and ultimately, a global industrial materials supply change company.

Comstock Metals has completed all permitting requirements for its first industry-scale production facility, located on the same campus as the operating demonstration-scale facility. The cost of equipment, installation and expanded storage capacity was $14.5 million. Equipment arrival and installation began in the first half of 2026, and commissioning of the plant is expected to be completed in the third quarter with operations coming on-line shortly thereafter. This plant is expected to scale to a production capacity to over 3 million panels per year representing up to 100,000 tons of processed waste materials per year. This strategically located facility enables the transition of proven processes from commercial demonstration to full-scale production. The industry-scale facility is expected to enhance our ability to meet the rapid and continuously growing demand for domestically recovered metals. Comstock Metals has selected and submitted state-level permits for a second industry-scale production facility in southern Nevada.

Our plan supports the creation of a more robust domestic supply chain for critical materials by innovating and scaling sustainable recycling technologies. The Company plans to build up to five facilities in the United States over the next five years and support American energy and resource independence while simultaneously delivering significant economic and environmental value.

Our Metals Segment's 2026 objectives included (1) finalizing commercial plant equipment installation, (2) commissioning of commercial plant, (3) securing larger and longer terms supply contracts (4) select site number two, three and four and begin permitting for site number two and three, (5) ordering all of the industry-scale equipment for our second industry-scale facility, (6) finalizing the design for downstream recovery of the solar tailings, (7) extending and operate an upgrading line capable of making high specification glass materials, and (8) operating a one ton per day pilot that can recover silver products and initially create concentrated “other metal” slurries we will use for subsequent Doré production. We believe we are on track for completing all of our 2026 objectives.

Mining Segment

On June 21, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mackay Precious Metals Inc. (“Mackay”) and Mackay Gold & Silver Corp., a British Columbia corporation (“Mackay Parent”), pursuant to which the Company agreed to sell all of its rights, titles, and interest in and to the membership interests in Comstock Mining LLC, Comstock Processing LLC, and Comstock Exploration and Development LLC (each a Nevada limited liability company), and all of the issued and outstanding shares of capital stock of Comstock Real Estate Inc., a Nevada corporation whose primary asset is the Gold Hill Hotel that resides within the boundaries of the Comstock mining district (collectively, the “Acquired Interests”), to Mackay. The entities whose interests comprise the Acquired Interests (collectively, the “Acquired Entities”) own or control properties in Lyon County and Storey County, Nevada. This sale does not include the Company’s real estate in Silver Springs, Nevada.

The aggregate purchase price for the Acquired Interests consists of the following:

•	$20,000,000 in cash (the “Initial Payment”);
•	2,000,000 shares of Mackay Parent common stock;
•	$7,000,000 payable within eighteen (18) months following the Effective Date (the “Second Tranche Payment”), which may be paid partially in shares (up to $2 million in total consideration) of Mackay Parent common stock under certain conditions based on the volume-weighted average trading price of Mackay Parent’s common stock;
•	Assumption of all of the Acquired Entities reclamation obligations and the associated reclamation and surety bond deposits and collateral; and
•	A contingent payment of $10,000,000 in cash payable if, within seven (7) years after the Closing Date, Mackay or Mackay Parent makes a Construction Decision or a Change of Control occurs (the “Contingent Payment”)

The Purchase Agreement includes a 1.5% NSR royalty on minerals produced from the transferred properties, including a Royalty Agreement, and subject to Mackay's repurchase rights under specified conditions. The closing of the transaction is subject to TSX-V stock exchange approvals and is expected to close by August 30, 2026. Mackay shall have the right at any time to repurchase 100% of the NSR Royalty for a payment of $3,500,000, provided that if the seven-year period for the payment of the Contingent Payment has lapsed without the payment of the Contingent Payment, the royalty buyout payment shall be increased to $7,000,000. The Second Tranche Payment is secured by a Deed of Trust on the properties owned by the Acquired Entities and bears interest at the rate of twelve percent (12%) per annum after its due date. A non-refundable deposit of $150,000 previously paid by Buyer is credited against the Initial Payment at Closing. The related assets and liabilities were classified as Held for Sale and $22,992,892 was classified as Assets Held for Sale and $6,832,924 was classified as Liabilities Held for Sale on the condensed consolidated balance sheet as of June 30, 2026.

Fuels Segment - Bioleum Corporation

Our Fuels Segment is administered by Bioleum and we hold an investment in Bioleum, through our Preferred Series 1 equity position. Bioleum seeks to deliver advanced lignocellulosic biomass refining solutions that set new industry standards for the production of cellulosic ethanol, gasoline, renewable diesel, sustainable aviation fuel, and other renewable Bioleum™ fuels, with extremely low carbon intensity scores of 15 and the potential for market-leading yields per dry metric ton of feedstock (on a gasoline gallon equivalent basis), depending on feedstock, site conditions, and other process parameters. In December 2025, Bioleum completed the acquisitions of Hexas Biomass Inc. (“Hexas”) (see Note 2 of the Notes to Consolidated Financial Statements) and substantially all of the patents and other intellectual property assets of RenFuel K2B AB (“RenFuel IP”), including RenFuel IP’s patented catalytic esterification process to refine Bioleum’s proprietary biointermediates. Bioleum is now capable of producing its own purpose grown energy crops used in producing our liquid fuels applications with proven yields exceeding 25 to 30 dry metric tons per acre per year. The combination of Bioleum’s high yielding refining platform and Hexas’ high yielding energy crops enables the possibility of market leading yields of fuel per acre per year, with regenerative practices that can effectively transform marginal agricultural lands into perpetual “drop-in sedimentary oilfields” with the potential to dramatically boost regional energy security and rural economies.

Bioleum operates two complementary and interdependent pilot facilities, including the Wausau Facility, and the Madison Facility. Bioleum continues innovating its existing commercial process for the purpose of advancing its technological readiness, stabilizing its potentially market-leading yields, further decreasing carbon intensities, and driving down costs.

Bioleum’s innovations group has further partnered with other industry leading technologists, including the National Renewable Energy Laboratory, the Massachusetts Institute of Technology, the University of Wisconsin and Emerging Fuels Technologies Inc., and others with sponsored research, licensing, and other agreements.

Strategic Investments Segment

We own and manage several investments and projects that are strategic to our plans and ability to produce and maximize throughput in our Metals and Strategic Investments Segments, that are held for the purpose of complementing or enhancing our mission of accelerating the commercialization of hard technologies for the energy transition and creating value but that are not a component of such other segments or otherwise have distinct operating activities. Our Strategic Investments Segment includes minority equity and equity-linked investments in Green Li-ion Pte Limited (“Green Li-ion”) (lithium-ion battery component recycler and remanufacturing) and Sierra Springs Opportunity Fund (northern Nevada real estate).

Investment in Green Li-ion – Our wholly owned LINICO subsidiary owns 35,662 Green Li-ion preferred shares representing 11.98% of Green Li-ion. The Company intends to sell its remaining shares in conjunction with a liquidity event at Green Li-ion.

Investment in SSOF – At December 31, 2025, the Company had an advance to SSOF of $9,400,000. During the three-months ended March 31, 2026, the Company advanced an additional $5,750,000. On March 26, 2026, all advances, totaling $15,150,000 were converted into 23,307,692 shares of SSOF common stock at $0.65 per share. On April 30, 2026, the Company converted accrued interest from advances of $237,415 to 365,255 additional shares of SSOF common stock at $0.65 per share (see Note 4). As of June 30, 2026, the Company subscribed to and invested an additional $13,640,000 for 20,984,615 additional shares of SSOF common stock at $0.65 per share. At June 30, 2026 and December 31, 2025, the Company owns 55,893,673 and 11,236,111, respectively, in SSOF shares of common stock, representing an ownership of 47.63% and 16.99%, respectively.

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

Other

Investments in Properties – The Company directly owns three types of properties in Silver Springs, NV, including 98.51 acres of industrial land, 160 acres of commercial land, both centrally located in Silver Springs, just south of the Silver Springs Regional Airport and a portfolio of water rights. The Company plans on enabling the continued consolidation and entitlement of these lands so that it can market these assets for sale as industrial, commercial and residential development as interest in Silver Springs, NV continues to increase.

COMPARATIVE FINANCIAL INFORMATION

Below we set forth a summary of comparative financial information for the three-months ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025	Change
Revenue	$272,824	$339,546	$(66,722)

Cost of goods sold	1,168,897	814,001	354,896

Operating Expenses:
Selling, general and administrative expenses	7,349,670	4,635,090	2,714,580
Research and development	2,284,363	2,120,645	163,718
Depreciation and amortization	1,020,760	636,692	384,068
Loss on intangible assets impairment	13,648,042	—	13,648,042
Loss on property, plant and equipment impairment	1,736,481	—	1,736,481
Gain on sale of mineral rights	—	(200,000)	200,000
Total operating expenses	26,039,316	7,192,427	18,846,889

Loss from operations	(26,935,389)	(7,666,882)	(19,268,507)

Other Income (Expense)
Loss on investment impairment	(1,031,371)	—	(1,031,371)
Loss on sale of note receivable	(403,217)	—	(403,217)
Interest expense	(222,406)	(774,062)	551,656
Interest income	428,506	154,700	273,806
Change in fair value of derivative instruments	1,597,838	2,868,176	(1,270,338)
Loss on conversion of debt	—	(2,133,951)	2,133,951
Change in fair value of SAFE Note	1,100,000	—	1,100,000
Other income (expense)	(2,362)	(274,924)	272,562
Total other income (expense), net	1,466,988	(160,061)	1,627,049

Net loss	(25,468,401)	(7,826,943)	(17,641,458)

Net loss attributable to noncontrolling interest	—	—	—

Net loss attributable to Comstock Inc.	$(25,468,401)	$(7,826,943)	$(17,641,458)

RESULTS OF OPERATIONS

Three-Months Ended June 30, 2026 Compared to Three-Months Ended June 30, 2025

Revenues for the three-months ended June 30, 2026 decreased by $66,722 to $272,824 from $339,546 for the comparable 2025 period, primarily due to lower revenues from our Metals Segment of $67,922 primarily attributed to lower decommissioning services.

Revenue and costs of sales in future periods will vary significantly depending on a number of factors, including the amount of solar panels that we recycle and the amount of renewable energy technology solutions that we license or sell, lease revenues on our real properties, the market prices for those services, the extent to which we secure and collect reasonable royalties and the costs associated with each component of the aforementioned revenues.

Cost of goods sold for the three-months ended June 30, 2026 increased $354,896 primarily due to the ramp up of plant operations and associated labor for our first metal recycling commercial facility.

Selling, general and administrative expense for the three-months ended June 30, 2026 increased by $2,714,580 to $7,349,670 from $4,635,090 in the comparable 2025 period, primarily as a result of higher employee-related costs of $1,283,465 due to higher headcount in 2026 compared to 2025 as we ramp up our metals recycling commercial operations and biofuels development businesses and accrual of annual incentive plans in 2026 of $404,043, and higher rent expense of $457,233 also due to leasing our industry-scale metal recycling facility in Silver Springs, NV and our renewable fuels pilot facilities in Madison, WI. Increase is also attributed to higher consulting fees of $213,680, higher permits and license expenses of $195,458, higher director fees of $185,039, higher legal fees of $177,319, higher insurance expense of $105,783, higher stock-based compensation expense of $106,712, higher marketing expense of $90,752; offset by lower mining costs of $216,856.

Research and development expenses for the three-months ended June 30, 2026 increased by $163,718 to $2,284,363 from $2,120,645 in the comparable 2025 period, primarily related to higher costs attributed to the Metals refinery development project of $1,007,990; offset by lower research and development costs for renewable fuel projects of $760,514 and lower consulting expense of $51,942.

Depreciation and amortization for the three-months ended June 30, 2026 increased by $384,068 to $1,020,760 from $636,692 in the comparable 2025 period, primarily from higher amortization for intangible asset additions in 2025 and higher depreciation for property, plant and equipment additions in 2025 including the Bioleum Madison facility.

In 2026, we recognized a loss on impairment of intangible assets associated with the Bioleum acquisition of $13,648,042 (see Note 6 of the Notes to the Condensed Consolidated Financial Statements).

In 2026, we recognized a loss on impairment of property, plant and equipment of $1,736,481 associated with Bioleum related development activities (see Note 5 of the Notes to the Condensed Consolidated Financial Statements).

In 2025, we recognized a gain on the sale of mineral rights of $200,000.

In 2026, we recognized a loss on impairment of investments of $1,031,371 associated with Bioleum related development activities (see Note 3 of the Notes to the Condensed Consolidated Financial Statements).

In 2026, we sold the Daney note receivable for $500,000 in cash proceeds and recognized a loss on sale of that note receivable of $403,217 (see Note 4 of the Notes to the Condensed Consolidated Financial Statements).

Interest expense for the three-months ended June 30, 2026 decreased by $551,656 to $222,406 from $774,062 in the comparable 2025 period, primarily due to lower interest and related amortization in 2026 compared to 2025 due to the payoff of obligations.

Interest income for the three-months ended June 30, 2026 increased by $273,806 to $428,506 from $154,700 in the comparable 2025 period, primarily due to higher interest income related to interest earned on higher average cash balances.

Change in the fair value of our derivative instruments for the three-months ended June 30, 2026 decreased by $1,270,338 to a gain of $1,597,838 from a gain of $2,868,176 in the comparable 2025 period, resulting from a change in the Company's share price in connection with potential make whole obligations for minimum value commitments on the Company’s common stock and the change in fair value of conversion option derivatives. The 2026 gain of $1,597,838 was attributed to the Flux Photon and Georges Trust derivative assets. The 2025 gain of $2,868,176 was attributed to the Flux Photon, LINICO acquisition-related payable, AST, Haywood and 2025 Kips Bay convertible debt derivatives.

In 2025, the loss on the conversion of debt to equity of $2,133,951 was attributed to the 2025 Kips Bay Note.

In 2026, we recognized an unrealized gain on the change in the fair value of our SAFE Note of $1,100,000 related to the Marathon agreement.

Other income (expense), net for the three-months ended June 30, 2026 were $2,362, primarily consisting of losses from our equity method investments of $36,716.

Other income (expense), net for the three-months ended June 30, 2025 were $274,924, primarily consisting of unrealized loss on fair value change on the AST receivables of $266,483.

COMPARATIVE FINANCIAL INFORMATION

Below we set forth a summary of comparative financial information for the six-months ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025	Change
Revenue	$586,280	$1,125,361	$(539,081)

Cost of goods sold	1,768,707	1,700,797	67,910

Operating Expenses:
Selling, general and administrative expenses	13,918,443	7,893,555	6,024,888
Research and development	4,380,605	5,424,563	(1,043,958)
Depreciation and amortization	2,412,144	1,012,076	1,400,068
Loss on intangible assets impairment	13,648,042	—	13,648,042
Loss on property, plant and equipment impairment	1,736,481	—	1,736,481
Gain on sale of royalty and mineral rights	(1,400,010)	(200,000)	(1,200,010)
Total operating expenses	34,695,705	14,130,194	20,565,511

Loss from operations	(35,878,132)	(14,705,630)	(21,172,502)

Other Income (Expense)
Loss on investment impairment	(1,031,371)	—	(1,031,371)
Loss on sale of note receivable	(403,217)	—	(403,217)
Interest expense	(370,399)	(1,433,206)	1,062,807
Interest income	1,083,810	250,809	833,001
Change in fair value of derivative instruments	875,823	1,677,373	(801,550)
Loss on conversion of debt	—	(3,330,831)	3,330,831
Gain on extinguishment of liability	—	845,000	(845,000)
Change in fair value of SAFE Note	1,100,000	—	1,100,000
Other income (expense)	(228,332)	(224,389)	(3,943)
Total other income (expense), net	1,026,314	(2,215,244)	3,241,558

Net loss	(34,851,818)	(16,920,874)	(17,930,944)

Net loss attributable to noncontrolling interest	—	—	—

Net loss attributable to Comstock Inc.	$(34,851,818)	$(16,920,874)	$(17,930,944)

RESULTS OF OPERATIONS

Six-Months Ended June 30, 2026 Compared to Six-Months Ended June 30, 2025

Revenues for the six-months ended June 30, 2026 decreased by $539,081 to $586,280 from $1,125,361 for the comparable 2025 period, primarily attributed to lower decommissioning revenues from our Metals Segment of $541,481 resulting from a large emergency decommissioning that occurred in first quarter of 2025.

Revenue and costs of sales in future periods will vary significantly depending on a number of factors, including the amount of solar panels that we recycle and the amount of renewable energy technology solutions that we license or sell, lease revenues on our real properties, the market prices for those services, the extent to which we secure and collect reasonable royalties and the costs associated with each component of the aforementioned revenues.

Cost of goods sold for the six-months ended June 30, 2026 increased $67,910 primarily due to the ramp up of plant operations and associated labor for our first metal recycling commercial facility.

Selling, general and administrative expense for the six-months ended June 30, 2026 increased by $6,024,888 to $13,918,443 from $7,893,555 in the comparable 2025 period, primarily as a result of higher employee-related costs of $2,822,642 due to higher headcount in 2026 compared to 2025 as we ramp up our metals recycling commercial operations and biofuels development businesses and accrual of annual incentive plans in 2026 of $404,043, compared to a prior year adjustment to lower the accrued incentive compensation for $600,000, and higher rent expense of $982,771 due to leasing our industry-scale metal recycling facility in Silver Springs, NV and our renewable fuels pilot facilities in Madison, WI. Increase is also attributed to higher consulting fees of $602,493, higher legal fees of $402,358, higher director fees of $381,697, higher marketing expense of $219,012 higher insurance expense of $183,104, higher utilities of $175,625, higher permits and license expense of $155,241, and higher stock-based compensation of $106,712; offset by lower mining cost of $445,248.

Research and development expenses for the six-months ended June 30, 2026 decreased by $1,043,958 to $4,380,605 from $5,424,563 in the comparable 2025 period, primarily related to lower rent expense of $1,565,694 attributed to the AST research and development rent of $1,487,476 paid in March 2025 and lower research and development costs for renewable fuel associated projects of $978,434; offset by higher costs attributed to the Metals refinery development project of $1,065,590 and higher employee-related costs of $564,674 due to higher headcount in 2026 compared to 2025.

Depreciation and amortization for the six-months ended June 30, 2026 increased by $1,400,068 to $2,412,144 from $1,012,076 in the comparable 2025 period, primarily from higher amortization for intangible asset additions in 2025 and higher depreciation for property, plant and equipment additions in 2025 including the Bioleum Madison facility.

In 2026, we recognized a loss on impairment of intangible assets associated with the Bioleum acquisition of $13,648,042 (see Note 6 of the Notes to the Condensed Consolidated Financial Statements).

In 2026, we recognized a loss on impairment of property, plant and equipment of $1,736,481 associated with Bioleum related development activities (see Note 5 of the Notes to the Condensed Consolidated Financial Statements).

In 2026, we recognized a gain on the sale of royalty rights of $1,400,010 (see Note 5 of the Notes to the Condensed Consolidated Financial Statements). In 2025, we recognized a gain on sale of mineral rights of $200,000.

In 2026, we recognized a loss on impairment of investments of  $1,031,371 associated with Bioleum related development activities (see Note 3 of the Notes to the Condensed Consolidated Financial Statements).

In 2026, we sold the Daney note receivable for $500,000 in cash proceeds and recognized a loss on sale of that note receivable of $403,217 (see Note 4 of the Notes to the Condensed Consolidated Financial Statements).

Interest expense for the  six-months ended  June 30, 2026 decreased by $1,062,807 to  $370,399 from  $1,433,206 in the comparable 2025 period, primarily due to lower interest and amortization in 2026 compared to 2025 due to the payoff of obligations.

Interest income for the six-months ended June 30, 2026 increased by $833,001 to $1,083,810 from $250,809 in the comparable 2025 period, primarily due to higher interest income related to interest earned on higher average cash balances and $237,415 of interest income related to the SSOF advances (see Note 4 of the Notes to the Condensed Consolidated Financial Statements).

Change in the fair value of our derivative instruments for the six-months ended June 30, 2026 decreased by $801,550 to a gain of $875,823 from a gain of $1,677,373 in the comparable 2025 period, resulting from a change in the Company's share price in connection with potential make whole obligations for minimum value commitments on the Company’s common stock and the change in fair value of conversion option derivatives. The 2026 gain of  $875,823 was attributed to the Flux Photon, Georges Trust and Alvin Fund derivative assets. The 2025 gain of $1,677,373 was attributed to the Flux Photon, LINICO acquisition-related payable, AST, Haywood and 2025 Kips Bay convertible debt derivatives.

In 2025, the loss on the conversion of debt to equity of $3,330,831 was attributed to the 2025 Kips Bay Note.

In 2025, the gain on extinguishment of liability of $845,000 was attributed to the restructuring of LINICO acquisition-related payable.

In 2026, we recognized an unrealized gain on the change in the fair value of our SAFE Note of $1,100,000 related to the Marathon agreement.

Other income (expense), net for the six-months ended June 30, 2026 were $228,332, primarily consisting of losses from our equity method investments of $288,560.

Other income (expense), net for the six-months ended June 30, 2025 were $224,389 primarily consisting of unrealized loss on fair value change on the AST receivables of $266,483.

OUTLOOK

Comstock Metals has established the goal of setting the global standard for solar panel recycling. Our process creates no waste, no landfilled materials, and results in clean recycled products safe for reuse.

Bioleum seeks to commercialize technologies, systems and supply chains that produce renewable fuels from dedicated energy crops and other forms of woody biomass, enabling and integrating agricultural and clean energy into a differentiated “farm to fuel” solution.

The growth opportunities for both Comstock Metals and Bioleum have and continue developing beyond our original plans, and we have now realigned both the organizations and their respective capital bases with some of the most sophisticated partners for investment, feedstocks, technologies, operations, and offtakes, including significant investments.

The Company’s corporate objectives for 2026 include:

•	Monetize our legacy mineral and mining properties, plants and equipment;
•	Secure sufficient power for hyper-scale data center developments on SSOF lands in Silver Springs, NV;
•	Realign, consolidate and position our ownership in SSOF for high-value monetization;
•	Monetize all other legacy, non-core real estate in Silver Springs, NV; and
•	Support Bioleum development, including the integration and commercialization of Hexas, and external capital sources.

The Company is monetizing its portfolio of non-core assets, simplifying its business and further enhancing its liquidity.

Comstock Metals

Comstock Metals is finalizing the commissioning of its first industry-scale solar recycling facility in northern Nevada for continuing operations in August of 2026. At the same time, the Company is developing its first pilot scale metal recovery facility capable of handling the metals-rich tailings produced by its recycling facilities Comstock Metals has also identified its second site in the southern part of Nevada and its third site in central Ohio. These industry-scale facilities are designed for recycling up to 3.3 million panels (or approximately 100,000 tons) of annual capacity, per production line. The Company does not plan on ordering equipment for subsequent facilities until the first facility is operating and production is effectively ramped up. Site assessments remain ongoing for what would be the fourth and fifth industry-scale facilities and associated storage sites.

The Company's Metals objectives for 2026 include:

•	Commissioning of our first commercial plant;
•	Securing larger and longer-term supply contracts and continuing the revenue ramp up of billings for panels;
•	Selecting sites number two and three. Submitting and securing permits for both sites;
•	Ordering the industry-scale equipment for our second industry-scale facility post successful ramp up of our first commercial plant;
•	Extending and operating an upgrading production line capable of making high specification glass materials to enhance recovery value;
•	Finalizing the design for downstream metal recovery of the solar panel tailings; and
•	Operating a one-ton-per-day pilot that can recover silver products and other metal slurries for Doré production.

We believe we are on track for completing all of our 2026 objectives.

The capital expenditures for each of the first and second facilities with 100,000 tons of annual capacity are expected to be approximately $14 million each, which includes recycling, product upgrading and expanded storage. Master Service Agreements are being signed with major utility and electronic recycling aggregators across the U.S. and particularly in the southwest regions including California, Arizona and Nevada. Future revenue growth will depend on the rate of customer replacements, pricing, and operating performance as the Company scales production.

Comstock Mining

On June 21, 2026, the Company entered into the Purchase Agreement with Mackay and Mackay Parent, pursuant to which the Company agreed to sell all of its right, title, and interest in and to the Acquired Interests, to Mackay. The Acquired Entities own or control properties in Lyon County and Storey County, Nevada. This sale does not include the Company’s real estate in Silver Springs, Nevada.

The aggregate purchase price for the Acquired Interests consists of: (a) the Initial Payment; (b) the First Tranche Shares; (c) the Second Tranche Payment, which may be paid partially in shares of Mackay Parent common stock under certain conditions based on the volume-weighted average trading price of Mackay Parent’s common stock; (d) assumption of all of the Acquired Entities reclamation obligations and the associated reclamation and surety bond deposits and collateral and (e) the Contingent Payment. The Purchase Agreement also includes a 1.5% net smelter returns (“NSR”) royalty on minerals produced from the transferred properties, including a Royalty Agreement, and subject to Mackay's repurchase rights under specified conditions. The closing of the transaction is subject to TSX-V stock exchange approvals.

Buyer shall have the right at any time to repurchase 100% of the NSR Royalty for a payment of $3,500,000, provided that if the seven-year period for the payment of the Contingent Payment has lapsed without the payment of the Contingent Payment, the royalty buyout payment shall be increased to $7,000,000. The Second Tranche Payment is secured by a Deed of Trust on the properties owned by the Acquired Entities and bears interest at the rate of twelve percent (12%) per annum after its due date. A non-refundable deposit of $150,000 previously paid by Mackay is credited against the Initial Payment at Closing. The related assets and liabilities were classified as Held for Sale and $22,992,892 was classified as Assets Held for Sale and $6,832,924 was classified as Liabilities Held for Sale on the condensed consolidated balance sheet as of June 30, 2026.

Bioleum

Bioleum is actively engaged in the expansion of its pilot production facilities and the planning for its first commercial demonstration facilities and the associated supply chain participants (including feedstock, site selection, engineering, construction and offtake).

Bioleum’s objectives for 2026 include:

•	Complete an equity financing for Bioleum;
•	Deploy a Hexas-based, commercial demonstration fuel farm;
•	Commercialize at least one major new project for dedicated feedstock applications;
•	Commercialize at least one major new project for renewable fuel applications; and
•	Advance our innovation and development efforts toward even higher yields, lower costs and lower capital.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position and liquidity are based on our net sources of capital from financing as compared to our net uses of capital from investing and operating activities and ultimately, our ability to provide cash flows from our operations. Our cash balances at June 30, 2026 and December 31, 2025 were $31,405,235 and $16,951,645, respectively. The Company had current assets of $58,132,861 and current liabilities of $18,185,790, representing working capital excess of $39,947,071 at June 30, 2026.

The current liabilities include $4,040,758 of accrued expenses, including but not limited to $1,314,205 for third party research and development payables, $1,043,058 for accrued payroll and related expenses, $725,844 representing the current portion of the Flux Photon earn-out payable, and $541,528 for accrued vendor payables.

The Company intends to fund its operations over the next twelve months from existing cash and cash equivalents, expected proceeds from the announced sale of the mining business, planned monetization of other non-strategic assets, sales and deferred revenue from our solar panel recycling business, and issuance of subsidiary-level equity (that is, by Bioleum). Based on these existing and expected funding sources, management believes we will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the consolidated financial statements included herein. While we have been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, non-registered equity placements, non-registered equity issued directly from certain subsidiaries, borrowings, and various other means, there is no assurance we will be able to obtain additional equity capital or other financing, if needed.

Our primary source of liquidity during the first six-months of 2026 and 2025 was cash from financing activities. During the six-months ended June 30, 2026, we generated $56,369,583 in cash from our financing activities and we used $15,923,917 and $25,992,076, respectively, in cash in our operating and investing activities. During the six-months ended June 30, 2025, we generated $31,231,350 in cash from our financing activities and we used $9,779,185 and $3,818,694, respectively, in cash in our operating and investing activities.

The Company continues commercializing its metals recycling line of business. Comstock Metals has received all permits and is currently commissioning its first industry scale facility, with a capacity of up to 100,000 tons of processed material per year, for capital expenditures of $14.5 million. The first industry scale facility was funded from equity proceeds. Future industry scale facilities and metal recovery capacities will be funded from prior equity proceeds and future debt proceeds, as needed, including direct term loans or industrial bonds and/or other alternative qualified loan financings. Comstock Metals expects to have at least five industry scale facilities operating with up to 100,000 tons of annual capacity coming online over the next five years (2026 through 2030), with strategically located storage areas that are also being planned across the U.S. markets. The Company is also developing metal extraction solutions for the recovery of higher purity and higher value metal realization with a one-ton-per-day pilot planned for later this year. At June 30, 2026, Comstock Metals billed $2,309,422 of which $510,280 was for decommissioning services, recycling fees and off-take revenue and $1,799,142 of which represents fees for recycling services that have not yet been completed and are recognized as deferred revenue.

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

The Company has increasing access to a number of alternative capital resources, including $20 million in proceeds during 2025 from the Bioleum Preferred Series A offering, $92.0 million in gross proceeds from two recent CMPO equity raises, various grant sources, including a $3.0 million grant from the State of Oklahoma, and various planned asset sales in 2026 and 2027. The Company is also planning additional direct equity investment into Bioleum during 2026, from various strategic and other investors directly into Bioleum.

Risks to our liquidity could result from future operating expenditures above management’s expectations, including but not limited to variable and fixed costs associated with solar panel recycling, research and development, capital expenditures and expansions, selling, general and administrative expenses, and investment related expenditures in excess of anticipated sale proceeds from our non-strategic assets and other investments, declines in the market value of properties planned for sale, or declines in the share price of our common stock that would adversely affect our results of operations, financial condition and cash flows. If we were unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about our ability to continue as a going concern. In such case, we could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or investments, or sell certain assets or businesses. There can be no assurance that we would be able to take any such actions on favorable terms, in a timely manner, or at all.

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

ITEM 4          CONTROLS AND PROCEDURES

A. Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act") was conducted. Our disclosure controls and procedures are designed to ensure information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act rules, and such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, were effective as of June 30, 2026, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2026, there was no change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

From time to time, we are involved in claims and proceedings that arise in the ordinary course of business. For a description of our pending legal proceedings see Note 9, Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

ITEM 5          OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6          EXHIBITS

The exhibits required to be filed as a part of this Report on Form 10-Q are listed in the Exhibit Index attached hereto, which is incorporated herein by reference.

(1) Exhibits filed as part of this Report:

See Exhibits for which the Exhibit number is noted with an asterisk on the Exhibit Index attached hereto.

Exhibit Number	Exhibit

10.1	Form of Performance Share Unit Award (previously filed with the Securities and Exchange Commission on June 17, 2026 as Exhibit 10.1 on the Company's Form 8-K (file number 001-35200/film number 261099514 and incorporated herein by reference)).

10.2	Form of Restricted Stock Unit Award Agreement (previously filed with the Securities and Exchange Commission on June 17, 2026 as Exhibit 10.2 on the Company's Form 8-K (file number 001-35200/film number 261099514 and incorporated herein by reference)).

10.3	Securities Purchase Agreement among the Company, Mackay Precious Metals Inc,, and Mackay Gold & Silver Corp. dated June 21, 2026 (previously filed with the Securities and Exchange Commission on June 24, 2026 as Exhibit 10.1 on the Company's Form 8-K (file number 001-35200/film number 261112898 and incorporated herein by reference).

10.4	Net Smelter Returns Royalty Deed and Agreement among the Company, Comstock Mining LLC, Comstock Processing LLC and Comstock Exploration and Development LLC (previously filed with the Securities and Exchange Commission on June 24, 2026 as Exhibit 10.2 on the Company's Form 8-K (file number 001-35200/film number 261112898 and incorporated herein by reference)).

10.5	Deed of Trust and Assignment of Rents Agreement between the Company, Comstock Mining LLC and Ticor Title of Nevada, Inc., as trustee (previously filed with the Securities and Exchange Commission on June 24, 2026 as Exhibit 10.3 on the Company's Form 8-K (file number 001-35200/film number 261112898 and incorporated herein by reference)).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures.

101*

Interactive Data File (Quarterly Report on Form 10-Q, for the periods ended June 30, 2026, furnished in iXBRL (Inline eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, (ii) the Condensed Consolidated Statements of Operations for the three and six-months ended June 30, 2026 and 2025, (iii) the Condensed Consolidated Statements of Changes in Equity for the three and six-months ended June 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Cash Flows for six-months ended June 30, 2026 and 2025 and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Date: July 23, 2026

By: /s/ JUDD B. MERRILL
JUDD B. MERRILL
Chief Financial Officer
(Principal Financial Officer)

Date: July 23, 2026