Form 10-Q
period 2026-09-30
Comstock Inc.
filed 2026-11-04
CIK 1120970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______.

COMMISSION FILE NO.: 001-35200

COMSTOCK INC.

(Exact name of registrant as specified in its charter)

Nevada		65-0955118
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

500 Damonte Ranch Pkwy, Ste 980, Reno, NV		89521
(Address of principal executive offices)		(Zip Code)
(775) 847-5272
(Registrant’s telephone number)

117 American Flat Road, Virginia City, NV 89440
(Former address, if changed since last report)

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

The number of shares outstanding of Common Stock, $0.000666 par value per share, on November 2, 2026 was 76,056,705.

This page intentionally left blank.

COMSTOCK INC.

FORM 10-Q

FOR THE QUARTERLY PERIODS ENDED September 30, 2026 and 2025

Cautionary Notice Regarding Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements but are not the exclusive means of doing so. Forward-looking statements include statements about matters such as: future market conditions; future acquisitions; divestitures, spin-offs or similar distribution transactions, future changes in our research, development activities; future financial, natural, and social gains; future prices and sales of, and demand for, our products and services; land entitlements and uses; permits; production capacity and operations; operating and overhead costs; future capital expenditures and their impact on us; operational and management changes (including changes in the Board of Directors); changes in business strategies, planning and tactics; future employment and contributions of personnel, including consultants; future land and asset sales; including the receipt of remaining consideration from the sale of our former mining business, investments, acquisitions, divestitures, spin-offs or similar distribution transactions, joint ventures, strategic alliances, business combinations, operational, tax, financial and restructuring initiatives, including the nature, timing and accounting for restructuring charges, derivative assets and liabilities and the impact thereof; contingencies; litigation, administrative or arbitration proceedings; environmental compliance and changes in the regulatory environment; offerings, limitations on sales or offering of equity or debt securities, including asset sales and associated costs; business opportunities, growth rates, future capital needs, revenues, variable costs, throughput rates, operating expenses, debt levels, cash flows, margins, taxes and earnings.

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties, many of which are unforeseeable and beyond our control and could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and the following: adverse effects of climate changes or natural disasters; adverse effects of global or regional pandemic disease spread or other crises; global geopolitical, socio-economic and capital market uncertainties; difficulties involved in developing renewable, and/or clean energy technologies, hazards and uncertainties associated with hazardous material and metal recycling, processing activities and aluminum, cadmium, copper, silica, silver, steel, and other metal and materials recycling, including operational or technical difficulties in connection with metal recycling or material processing;  potential dilution to our stockholders from our stock issuances, recapitalization and balance sheet restructuring activities; potential inability to comply with applicable government regulations or law; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays; challenges to, or potential inability to, achieve the benefits of business opportunities, including research and development stage activities that may be presented to, or pursued by, us, including those involving advanced materials extraction development, development of cellulosic technology in bio-fuels and related material production; commercialization of cellulosic technology in bio-fuels; ability to successfully identify, finance, complete and integrate acquisitions, divestitures, spin-offs or similar transactions, joint ventures, strategic alliances, collaborative research and development agreements, business combinations, asset and equity investment sales, and investments that we may be party to in the future; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to capital constraints; equipment failures; fluctuation of prices for silver or certain other commodities (such as aluminum, cadmium, copper, glass, silica, steel, and other metal and materials, natural gas, water, diesel, gasoline and alternative fuels and electricity); changes in generally accepted accounting principles; adverse effects of war, mass shooting, terrorism and geopolitical events; potential inability to implement our business strategies; potential inability to secure bonding or capital for bonding for our business development plans, potential inability to grow revenues; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies, electricity, natural gas, equipment and raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to satisfy debt and lease obligations; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the Securities and Exchange Commission; potential inability to list our securities on any securities exchange or market or maintain the listing of our securities; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows, or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as may be required by securities or other law, we undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events, or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2026	December 31, 2025
ASSETS

Current Assets:
Cash and cash equivalents	$39,454,853	$16,951,645
Accounts receivable	666,313	1,287,722
Assets held for sale (Note 5)	7,058,933	—
Derivative assets (Note 12)	—	1,960,796
Prepaid expenses and other current assets	558,784	457,816
Total current assets	47,738,883	20,657,979

Non-current Assets:
Restricted cash (Note 9)	4,000,000	—
Investments (Note 3)	71,495,045	39,505,436
Properties, plant and equipment, net (Note 5)	30,100,325	29,886,209
Mineral rights and properties (Note 2)	—	11,980,716
Deposits	402,696	8,002,643
Reclamation bond deposit	205,625	3,996,174
Long-term receivable, notes receivable and advances (Note 4)	5,930,365	10,313,754
Intangible assets, net and goodwill (Note 6)	10,800,376	26,450,542
Finance lease - right of use asset, net (Note 8)	18,074	836,921
Operating lease - right of use asset, net (Note 8)	11,050,272	17,704,775
Other assets	744,489	269,488
TOTAL ASSETS	$182,486,150	$169,604,637

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	September 30, 2026	December 31, 2025
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,563,060	$2,269,912
Accrued expenses and other liabilities (Note 7)	4,762,863	4,848,299
Deferred revenue (Note 13)	4,663,458	2,166,517
Operating lease - right of use lease liability (Note 8)	1,020,096	540,542
Derivative liabilities (Note 12)	1,097,813	—
Deferred liabilities	317,353	199,695
Total current liabilities	14,424,643	10,024,965

Long-term Liabilities:
Operating lease - right of use lease liability (Note 8)	11,094,530	18,172,659
Deferred revenue (Note 13)	1,837,494	1,887,500
Marathon Simple Agreement for Future Equity (“SAFE”) Note (Note 12)	10,900,000	12,000,000
Flux Photon payable (Note 16)	2,347,324	7,923,888
Other liabilities	1,064,664	2,206,420
Reclamation liability	49,446	6,488,215
Finance lease - right of use lease liability (Note 8)	15,780	—
TOTAL LIABILITIES	41,733,881	58,703,647

COMMITMENTS AND CONTINGENCIES (Notes 9 and 16)

Stockholders' Equity:
Preferred stock $0.000666 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.000666 par value, 245,000,000 shares authorized, 75,993,047 and 51,853,490 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	193,103	177,026
Additional paid-in capital	551,570,927	486,130,452
Accumulated deficit	(414,332,781)	(378,727,508)
Total equity - Comstock Inc.	137,431,249	107,579,970
Non-controlling interest	3,321,020	3,321,020
Total stockholders' equity	140,752,269	110,900,990
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$182,486,150	$169,604,637

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenue	$367,251	$54,079	$953,531	$1,179,440

Cost of goods sold	973,312	324,397	2,742,019	2,025,194

Operating Expenses:
Selling, general and administrative expenses	8,115,410	6,110,011	22,033,853	14,003,566
Research and development	2,416,513	2,229,838	6,797,118	7,654,401
Depreciation and amortization	717,604	1,162,246	3,129,748	2,174,322
Loss on intangible assets impairment (Note 6)	—	9,333	13,648,042	9,333
Loss on property, plant and equipment impairment (Note 5)	—	433,411	1,736,481	433,411
Gain on sales of properties, mineral and royalty rights (Note 2)	(14,018,466)	—	(15,418,476)	(200,000)
Total operating expenses	(2,768,939)	9,944,839	31,926,766	24,075,033

Income (loss) from operations	2,162,878	(10,215,157)	(33,715,254)	(24,920,787)

Other Income (Expense):
Interest expense	(168,719)	(336,076)	(539,118)	(1,769,282)
Interest income	406,854	312,862	1,490,664	563,671
Loss on investments (Note 12)	(260,000)	—	(260,000)	—
Loss on investment impairment (Note 3)	—	—	(1,031,371)	—
Loss on sale of note receivable (Note 4)	—	—	(403,217)	—
Change in fair value of derivative instruments (Note 12)	(3,104,000)	(1,243,382)	(2,228,177)	433,991
Gain (loss) on conversion of debt	—	242,664	—	(3,088,167)
Loss on debt extinguishment	—	(2,767,887)	—	(2,767,887)
Gain on extinguishment of liability	—	—	—	845,000
Change in fair value of SAFE Note (Note 12)	—	900,000	1,100,000	900,000
Other income (expense)	209,532	218,640	(18,800)	(5,749)
Total other income (expense), net	(2,916,333)	(2,673,179)	(1,890,019)	(4,888,423)

Net loss	$(753,455)	$(12,888,336)	$(35,605,273)	$(29,809,210)

Net loss attributable to noncontrolling interest	—	—	—	—

Net loss attributable to Comstock Inc.	$(753,455)	$(12,888,336)	$(35,605,273)	$(29,809,210)

Earnings per Share - Basic and Diluted:
Net loss per share - basic and diluted	$(0.01)	$(0.31)	$(0.49)	$(0.94)

Weighted average common shares outstanding, basic and diluted	75,990,631	41,662,075	72,626,630	31,781,322

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

			Additional		Non-
	Common Stock		Paid in	Accumulated	Controlling
	Shares	Amount	Capital	Deficit	Interest	Total
BALANCE - January 1, 2025	23,507,577	$156,590	$395,263,560	$(335,651,065)	$—	$59,769,085

Common stock issuance costs	—	—	(145,000)	—	—	(145,000)
Issuance of common stock - debt issuance costs	110,059	733	531,182	—	—	531,915
Issuance of common stock - debt and accrued interest	1,490,624	1,798	3,999,445	—	—	4,001,243
Issuance of common stock - interest payments	35,366	117	142,305	—	—	142,422
Issuance of common stock - AST amendment	985,000	656	2,481,544	—	—	2,482,200
Issuance of common stock - LINICO acquisition-related commitment	775,000	516	1,859,484	—	—	1,860,000
Adjustment for fractional shares - reverse split	246	—	—	—	—	—
Net loss	—	—	—	(9,093,931)	—	(9,093,931)
BALANCE - March 31, 2025	26,903,872	160,410	404,132,520	(344,744,996)	—	59,547,934

Issuance of common stock	625,000	416	1,499,584	—	—	1,500,000
Issuance of common stock - debt and accrued interest	2,629,601	1,751	6,736,748	—	—	6,738,499
Issuance of common stock - interest payments	57,693	38	142,066	—	—	142,104
Issuance of common stock - Haywood amendment	200,000	133	699,867	—	—	700,000
Issuance of common stock - Flux Photon amendment	2,000,000	1,333	5,778,667	—	—	5,780,000
Non-controlling interest of shares in subsidiary for CP Series A investment	—	—	19,336,362	—	663,638	20,000,000
Non-controlling interest of shares in subsidiary for Founder's Group shares	—	—	2,643,618	—	2,636,382	5,280,000
Net loss	—	—	—	(7,826,943)	—	(7,826,943)
BALANCE - June 30, 2025	32,416,166	164,081	440,969,432	(352,571,939)	3,300,020	91,861,594

Issuance of common stock and warrants	15,333,334	10,212	34,489,790	—	—	34,500,002
Common stock issuance costs	—	—	(2,889,663)	—	—	(2,889,663)
Issuance of common stock - Northern Comstock LLC for mineral rights	132,573	88	482,412	—	—	482,500
Issuance of common stock - debt and accrued interest	447,724	298	1,110,057	—	—	1,110,355
Issuance of common stock - interest payments	34,450	23	116,974	—	—	116,997
Issuance of common stock - debt payment	2,900,000	1,932	9,191,068	—	—	9,193,000
Warrant modification - debt amendments	—	—	203,800	—	—	203,800
Net loss	—	—	—	(12,888,336)	—	(12,888,336)
BALANCE - September 30, 2025	51,264,247	$176,634	$483,673,870	$(365,460,275)	$3,300,020	$121,690,249

BALANCE - January 1, 2026	51,853,490	$177,026	$486,130,452	$(378,727,508)	$3,321,020	$110,900,990

Issuance of common stock and warrants	21,781,929	14,507	60,964,674	—	—	60,979,181
Common stock issuance costs	—	—	(4,606,575)	—	—	(4,606,575)
Issuance of common stock - director fees	463,721	309	1,863,850	—	—	1,864,159
Net loss	—	—	—	(9,383,417)	—	(9,383,417)
BALANCE - March 31, 2026	74,099,140	191,842	544,352,401	(388,110,925)	3,321,020	159,754,338

Issuance of common stock - Flux Photon agreement	1,750,000	1,166	6,053,834	—	—	6,055,000
Issuance of common stock - director fees	63,944	42	210,414	—	—	210,456
Stock-based compensation - employees	—	—	116,566	—	—	116,566
Issuance of common stock - cashless warrant exercise	38,369	25	(25)	—	—	—
Net loss	—	—	—	(25,468,401)	—	(25,468,401)
BALANCE - June 30, 2026	75,951,453	193,075	550,733,190	(413,579,326)	3,321,020	140,667,959

Issuance of common stock - director fees	41,594	28	169,795	—	—	169,823
Stock-based compensation - employees	—	—	667,942	—	—	667,942
Net loss	—	—	—	(753,455)	—	(753,455)
BALANCE - September 30, 2026	75,993,047	$193,103	$551,570,927	$(414,332,781)	$3,321,020	$140,752,269

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine-Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,605,273)	$(29,809,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,143,812	2,178,188
Accretion of interest	449,966	—
Accretion of reclamation liability	327,902	337,237
Gain on sales of properties, mineral and royalty rights	(15,418,476)	(200,000)
Loss on intangible assets impairment	13,648,042	9,333
Loss on property, plant and equipment impairment	1,736,481	433,411
Loss on sale of note receivable	403,217	—
Loss on investment impairment	1,031,371	—
Director stock-based compensation	701,938	—
Employee stock-based compensation	784,508	—
Loss on investments	260,000	—
Gain on Tulsa lease cancellation	(473,695)	—
Change in fair value of derivative instruments	2,228,177	(433,991)
Change in fair value of SAFE Note	(1,100,000)	(900,000)
Share of net loss of equity-method investments	126,435	6,562
Amortization of debt discount and other debt-related items	—	542,470
Interest expense paid with common stock	—	401,523
Research and development expense paid with common stock	—	1,487,476
Gain on extinguishment of liability	—	(845,000)
Loss on conversion of debt	—	3,088,167
Loss on debt extinguishment	—	2,767,887
Other	(3,374)	565,927

Changes in operating assets and liabilities:
Accounts receivable	621,409	1,128,496
Prepaid expenses	(338,383)	(133,014)
Deposits	28,268	(375,000)
Other assets	631,078	38,632
Accounts payable	242,625	(1,359,356)
Accrued expenses and other liabilities	68,880	(240,806)
Deferred revenue	2,450,308	2,687,111
Flux Photon payable	(1,200,000)	—
Other liabilities	(69,090)	137,204
Net cash used in operating activities	(25,323,874)	(18,486,753)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of properties, plant and equipment	(8,109,366)	(1,630,189)
Proceeds received from sale of properties, royalty and mineral rights	21,400,010	1,950,000
Escrow deposit paid into Escrow for Great Basin Guaranty	(4,000,000)	—
Advances to SSOF	(5,750,000)	(2,500,000)
Investment in SSOF	(13,640,000)	(650,000)
Proceeds from the sale of note receivable	500,000	—
Proceeds received from derivative contractual commitments	1,740,619	—
Payments on derivative contractual commitments	(129,000)	(316,000)
Payment of reclamation bond deposit	(480,325)	(450,000)
Deposits paid on equipment	—	(5,140,028)
Acquisition of intangible asset	—	(300,000)
Funding of RenFuel note receivable	—	(1,000,000)
Investment in Hexas SAFE Note	—	(960,000)
Other investing activities	(72,172)	(100,638)
Net cash used in investing activities	(8,540,234)	(11,096,855)

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance	60,979,181	36,000,002
Common stock issuance costs	(4,606,575)	(3,034,663)
Principal payments on financing leases	(5,290)	(23,650)
Issuances of convertible debt	—	10,000,000
Principal payments of debt	—	(2,600,000)
Proceeds from the issuance of equity in subsidiary	—	20,000,000
Net cash provided by financing activities	56,367,316	60,341,689
Net increase (decrease) in cash and cash equivalents	22,503,208	30,758,081
Cash and cash equivalents at beginning of period	16,951,645	954,271
Cash and cash equivalents at end of period	$39,454,853	$31,712,352

NON-CASH INVESTING AND FINANCING ACTIVITIES:
SSOF advances converted to equity investment	$15,150,000	$—
Deposits on equipment applied to property, plant and equipment	7,571,679	—
Issuance of common stock for Flux Photon liability	6,055,000	—
Investment shares received on sales of properties, mineral and royalty rights	4,380,000	—
Recognition of lease liability and right of use asset	2,148,534	11,717,706
Recognition of long-term receivable	5,843,015	—
Right-of-use asset applied to property, plant and equipment	824,111	—
Issuance of common stock for director compensation	1,542,500	—
Recognition of Great Basin guaranty asset and liability	475,000	—
SSOF accrued interest converted to equity investment	237,415	—
Issuance of common stock for debt conversion and accrued interest	—	11,850,097
Issuance of common stock for promissory note settlement	—	9,193,000
Issuance of common stock for Northern Comstock LLC mineral rights payments	—	482,500
Issuance of common stock for Haywood lease amendment	—	700,000
Issuance of common stock for AST lease amendment	—	2,482,200
Issuance of common stock for LINICO acquisition-related payable	—	1,860,000
Intangible asset acquired with common stock issued for Flux Photon amendment	—	5,780,000
Intangible asset acquired with derivative liability for Flux Photon amendment	—	5,087,000
Intangible asset acquired with issuance of equity in subsidiary	—	5,280,000
Intangible asset acquired with commitment obligation	—	4,468,617
Fair value of common stock held by AST transferred to accounts receivable	—	722,361
Fair value of common stock held by Haywood transferred to accounts receivable	—	389,174
Acquisition of plant and equipment from Marathon SAFE Note	—	12,000,000

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

ORGANIZATION AND NATURE OF OPERATIONS

Comstock commercializes innovative technologies, systems and industrial supply chains that enable, extract, process, and convert under-utilized waste and natural resources that enable, support and sustain clean energy systems by efficiently, effectively, and expediently extracting and converting the under-utilized resources into reusable metals, like silver, aluminum, and other critical minerals, primarily from end-of-life photovoltaics and renewable fuels, chemicals and animal feedstocks, primarily derived from proprietary crops and other woody biomasses for energy.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Comstock Inc. and its wholly owned and majority owned subsidiaries. All intercompany transactions have been eliminated. The condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Accordingly, operating results for the three and nine-months ended September 30, 2026  may not be indicative of full year 2026 results.

In management's opinion, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of September 30, 2026, and our results of operations and changes in equity for the three and nine-months ended September 30, 2026 and 2025, and our cash flows for the nine-months ended September 30, 2026 and 2025.

GUARANTEES

The Company recognizes guarantee obligations as liabilities at the time the guarantee is contractually executed and are initially measured at fair value, reflecting the Company’s noncontingent obligation to stand ready to perform under the guarantee. The guaranteed obligations remain outstanding until the Company is released from its exposure under the guarantee, which generally occurs upon expiration or settlement of the guarantee.

STOCK-BASED COMPENSATION

The Company has granted stock-based incentive awards in the form of Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”) to its employees and service providers pursuant to its 2026 Equity Incentive Plan. Stock-based awards to employees and non-employees are measured and recognized based on the grant date fair value of the awards. For employee awards, the expense is recognized on a straight-line basis over the requisite service period, which is generally the period from the accounting grant date to the end of the probable vesting period. For non-employee awards, the expense for awards that actually vest is recognized based on when the goods or services are provided. The Company recognizes compensation expense for stock-based awards with graded vesting that require only service on a straight-line basis over the requisite service period. The Company applies this policy consistently to all awards with similar vesting features. Stock-based compensation expense is recognized within Selling, General and Administrative Expenses, Research and Development and Cost of Goods Sold in the condensed consolidated statements of operations. The Company has elected to recognize forfeitures of stock-based compensation awards as they occur. For awards that include market conditions, the effect of the market condition is incorporated into the grant-date fair value of the award using an appropriate valuation technique. Compensation expense for these awards is recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the applicable service condition is met. Accordingly, no subsequent adjustment to compensation expense is made based on the actual outcome of the market condition.

LIQUIDITY AND CAPITAL RESOURCES

The condensed consolidated financial statements are prepared on the going concern basis of accounting that assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has had recurring net losses from operations and had an accumulated deficit of $414,332,781 at September 30, 2026. For the nine-months ended September 30, 2026, the Company recognized a net loss of $35,605,273. Cash and cash equivalents increased by $22,503,208 from $16,951,645 at December 31, 2025 to $39,454,853 at September 30, 2026. Comstock Metals had deferred revenue of $2,099,851 at December 31, 2025, billed an additional $2,770,689 to deferred revenue and recognized $320,380 of those amounts into revenue during the nine-months ended September 30, 2026. Accordingly, Comstock Metals had $4,550,160 of deferred revenue representing fees billed for recycling services that have not yet been processed and not yet recognized as revenue at  September 30, 2026 (see Note 13).

At  September 30, 2026, the Company has no outstanding debt. The Company intends to fund its operations over the next twelve months from existing cash and cash equivalents, proceeds received from the sale of the mining business, cash from sales from our solar panel recycling business, planned monetization of other non-strategic assets, and issuance of subsidiary-level equity (that is, by Bioleum Corporation (“Bioleum”)). Based on these existing and expected funding sources, management believes we will have sufficient funds to sustain our operations and meet our commitments and collateral requirements including the Great Basin agreement during the 12 months following the date of issuance of the condensed consolidated financial statements included herein.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the 2026 financial statement presentation. Reclassifications had no effect on net income (loss), cash flows, or stockholders' equity as previously reported.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company's annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on our consolidated financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2                  DIVESTITURE AND ACQUISITION

Sale of Mineral Rights and Properties

Our mineral rights and properties at September 30, 2026 and  December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Comstock Mineral Estate	$—	$10,842,716
Other mineral properties	—	317,405
Water rights	—	820,595
Total mineral rights and properties	$—	$11,980,716

The Comstock Mineral Estate included all of the Company's former resource areas and exploration targets that were all sold on August 21, 2026. During the nine-months ended September 30, 2026 and 2025, we did not record any depletion expense, as none of the mineral properties that were previously owned were in production. Our prior mineral exploration and mining lease payments have all been classified as selling, general and administrative expenses in the condensed consolidated statements of operations.

Initial Sale of Certain Mining Assets and Related Mining Entity

On December 18, 2024 and amended on June 6, 2025, the Company executed a membership interest purchase agreement (the “Mackay MIPA”) with Mackay Precious Metals Inc. (“Mackay”) pursuant to which the Company sold all of its right, title, and interest in its wholly owned subsidiary Comstock Northern Exploration LLC, and the Company's 25% interest in Pelen Limited Liability Company (“Pelen”), for an aggregate purchase price of $2,950,000. Pursuant to a royalty agreement between the Company and Mackay, dated December 18, 2024 (the “Mackay Royalty Agreement”) the Company was to receive a 1.5% royalty of Net Smelter Returns (as such term is defined in the Mackay Royalty Agreement) (“NSR”). On January 9, 2026, the Company and Mackay entered into a Royalty Purchase and Sale Agreement, wherein the Company sold to Mackay 100% of the Company’s right, title, and interest in and to a 1.5% net smelter returns royalty covering certain patented and unpatented mining claims and leased properties located in Storey County, Nevada, for an aggregate purchase price of $1.1 million, all of which was received on or before January 20, 2026. On February 22, 2026, the Company agreed to a minor modification to the non-compete language associated with the prior purchase of properties by Mackay and received an additional $300,000 in consideration from Mackay. For the nine-months ended September 30, 2026, the Company recognized a gain on the sale of certain royalty rights of $1,400,010 in gain on sales of properties, mineral and royalty rights in the condensed consolidated statements of operations.

Subsequent Sale of the Remaining Mining Assets and Related Mining Entities

On June 21, 2026 (the “Effective Date”), and amended on August 13, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mackay and Mackay Gold & Silver Corp. (“Mackay Parent”), pursuant to which the Company agreed to sell all of its rights, titles, and interest in and to the 100% membership interests in Comstock Mining LLC, Comstock Processing LLC, and Comstock Exploration and Development LLC, and all of the issued and outstanding shares of capital stock of Comstock Real Estate Inc., whose primary asset is the Gold Hill Hotel that resides within the boundaries of the Comstock mining district (collectively, the “Acquired Interests”), to Mackay. The entities whose interests comprise the Acquired Interests (collectively, the “Acquired Entities”) own or control all of our mineral and related properties.

The aggregate purchase price for the Acquired Interests consists of the following:

•	$20,000,000 in cash (the “Initial Payment”) received on August 21, 2026;
•	2,000,000 shares of Mackay Parent common stock received on August 21, 2026 (the “First Tranche Payment”);
•	$7,000,000 due and payable within eighteen (18) months following the Effective Date (the “Second Tranche Payment”), which may be paid partially in shares (for up to $2.0 million of the consideration) of Mackay Parent common stock, at the election of Mackay, under certain conditions based on the volume-weighted average trading price of Mackay Parent’s common stock;
•	Assumption of all of the Acquired Entities reclamation obligations and the associated surety bond deposits and collateral;
•	A contingent payment of $10,000,000 in cash payable if, within seven years after the Closing Date, Mackay or Mackay Parent makes a Construction Decision or a Change of Control occurs (the “Contingent Payment”); and
•	A 1.5% NSR royalty on minerals produced from the properties subject to certain conditioned repurchase rights.

Mackay retained the right to repurchase 100% of the NSR Royalty at any time for a payment of $3,500,000, provided that if the seven-year period for the payment of the Contingent Payment has lapsed without the payment of the Contingent Payment, then the royalty buyout payment shall be increased to $7,000,000. The contingent payment and NSR royalty represent variable consideration that has been fully constrained and excluded from the gain on sale, because the Company cannot conclude it is probable that a significant reversal of cumulative gain recognized would not occur, given that receipt depends on future events outside the Company’s control. The Company will reassess the constraint each reporting period and recognize any change in estimate in earnings.

On August 14, 2026, the TSX Venture Exchange approved the proposed transaction with Mackay. On August 21, 2026, the Company and Mackay entered into an Assignment of Collateral Rights and Direction Agreement (the “Assignment Agreement”) to assign the security interest in the surety bond for the reclamation obligations of the Acquired Entities. On August 21, 2026, the Company and Mackay completed the transaction as the Company sold the Acquired Interests and Acquired Entities to Mackay, and received the Initial Payment and First Tranche Payment.

In connection with this transaction, the Company recognized a gain on sale of properties and mineral rights of $14,018,466. This gain was calculated as the excess of the consideration measured over the derecognized net assets and direct transaction costs as follows:

Consideration	Date	Fair Value of Consideration
Cash	August 21, 2026	$20,000,000
Restricted shares of Mackay Parent common stock (2,000,000 shares at $2.19)	August 21, 2026	4,380,000
Mackay receivable, net of discount - cash or stock consideration		5,843,015
Total consideration		$30,223,015

Carrying Values on Date of Transaction		Carrying Value
Mineral properties and water rights		$11,250,121
Properties, plant and equipment, net		7,349,485
Reclamation bond deposit		4,353,582
Other assets		22,218
Reclamation liability		(6,796,866)
Other liabilities		(81,513)
Total carrying value		$16,097,027
Direct transaction costs		107,522
Gain on sale of properties and mineral rights		$14,018,466

Together with a $1,400,010 gain on royalty rights discussed above, total gain on sales of properties, mineral and royalty rights was $15,418,476 for the nine-months ended September 30, 2026.

The Second Tranche Payment is secured by a Deed of Trust on the properties owned by the Acquired Entities and bears interest at the rate of twelve percent (12%) per annum after its due date. On August 21, 2026, the Company recorded a long-term receivable of $5,843,015 in long-term receivables, notes receivable and advances on the condensed consolidated balance sheets, discounted by a cost of debt of 14.5% over 16 months. For the three and nine-months ended September 30, 2026, the Company recognized interest income of $87,350 on the accretion of the discount. At  September 30, 2026,  the long-term receivable was $5,930,365 (see Note 4).

The Purchase Agreement includes a non-compete wherein the Company and its affiliates cannot acquire any interest in any property or other rights within 5 miles of the Acquired Entities’ properties being purchased. The Acquired Entities have reclamation obligations and associated reclamation and surety bond deposits and collateral which are being assumed by Mackay as part of the Purchase Agreement.

Acquisition of Hexas Biomass Inc.

On December 4, 2025, the Company's majority-owned subsidiary, Bioleum, and the shareholders of Hexas Biomass Inc. (“Hexas”) entered into a Stock Purchase Agreement to acquire 100% of the issued and outstanding equity and voting shares of Hexas. For the three and nine-months ended September 30, 2026, Hexas recognized no revenue and incurred a loss of $215,554 and $500,456, respectively.

The pro forma financial information below represents the combined results of operations for the three and nine-months ended September 30, 2025, as if the acquisition had occurred on January 1, 2025.

	Three-Months Ended	Nine-Months Ended
	September 30, 2025	September 30, 2025
Revenue	$54,079	$1,179,440
Net loss	$(13,118,897)	$(30,928,292)

The pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

NOTE 3                  INVESTMENTS

At September 30, 2026 and  December 31, 2025, our investments include:

	September 30, 2026		December 31, 2025
Equity Method Investments:	Investment	Ownership %	Investment	Ownership %
Sierra Springs Opportunity Fund, Inc.	$49,173,980	47.63%	$20,225,000	16.99%
Investment in research and development company	—	40.00%	1,079,371	40.00%
Total equity method investments	49,173,980		21,304,371

Equity Securities at Fair Value:
Mackay Gold & Silver Corp.	4,120,000		—

Measurement Alternative Investments:
Green Li-ion Pte. LTD	18,201,065	11.98%	18,201,065	13.34%

Total Investments	$71,495,045		$39,505,436

Summary financial information for affiliated companies accounted for by the equity method for the periods presented, compiled from the equity investee's financial statements and reported on a one quarter lag is as follows:

	Nine-Months Ended
	September 30, 2026	September 30, 2025
Revenues	$594,331	$1,052,100
Gross Profit	$552,900	$—

Net loss	$(316,165)	$(16,405)
Net loss attributable to Comstock Inc.	$(126,435)	$(6,562)

Investment in Sierra Springs Opportunity Fund, Inc. (“SSOF”)

From 2019 through  December 31, 2025, the Company invested $8,500,000 for 11,236,111 shares in SSOF resulting in equity ownership of 16.99% as of December 31, 2025. The December 31, 2025 carrying value of the Company’s investment in SSOF reflects an observable transaction adjustment recorded by the Company in 2023. On October 1, 2025, the Company began accounting for the investment in SSOF using the equity method. For the three and nine-months ended September 30, 2026, the Company recognized $162,125 in equity income from affiliates for our investment in SSOF and $78,435 in equity loss from affiliates for our investment in SSOF, respectively.

At December 31, 2025, the Company had an advance to SSOF of $9,400,000. During the three-months ended March 31, 2026, the Company advanced an additional $5,750,000. On March 26, 2026, all advances, totaling $15,150,000 were converted into 23,307,692 shares of SSOF common stock at $0.65 per share. On April 30, 2026, the Company converted accrued interest from advances of $237,415 to 365,255 additional shares of SSOF common stock at $0.65 per share (see Note 4). During the nine-months ended September 30, 2026, the Company invested an additional $13,640,000 for 20,984,615 additional shares of SSOF common stock at $0.65 per share (see Note 17). At  September 30, 2026 and December 31, 2025, the Company owns 55,893,673 and 11,236,111, respectively, in SSOF shares of common stock, representing an ownership of 47.63% and 16.99%, respectively.

In connection with the increase in percentage ownership, management reassessed the accounting for its variable interest in SSOF and its primary beneficiaries. The Company concluded that SSOF continues to be a variable interest entity (“VIE”) interest and that it is not the primary beneficiary of SSOF since the Company does not have the power, individually or together with its related parties, to direct the significant economic activities of SSOF. Accordingly, SSOF is not consolidated, and the Company accounts for its investment in SSOF under the equity method. At  September 30, 2026, the Company's maximum loss exposure in SSOF is limited to its investment of $49,173,980.

Investment in Research and Development Company

On March 1, 2024, the Company entered into a Securities Purchase Agreement with an unaffiliated research and development company (“Developer”) and recognized an initial investment of $1,290,614. Concurrently, the Company and Developer also entered into a Development Services Agreement (“DSA”) for purposes of conducting certain research and development work (see Note 9).

At September 30, 2026, the future remaining payments on the investment purchase, net of implied interest, totaled $1,344,720 (see Note 7). For the three and nine-months ended September 30, 2026, the Company recognized $0 and $48,000, respectively, in equity loss from affiliates for this investment. For the three and nine-months ended September 30, 2025, the Company recognized $24,000 and $6,562, respectively, in equity loss from affiliates for this investment.

During the nine-months ended September 30, 2026 and 2025, the Company has not made any additional payments to the Developer. In the second quarter of 2026, we concluded that our investment in the Developer was fully impaired and as a result, the Company recorded an impairment loss of $1,031,371, representing the full net investment balance for the Developer in our Fuels Segment. For the nine-months ended September 30, 2026, the total impairment in investment asset of $1,031,371 was recognized in the condensed consolidated statements of operations.

Investment in Green Li-ion Pte. LTD (“Green Li-ion”)

At  September 30, 2026 and December 31, 2025, the Company owned 35,662 Green Li-ion preferred shares. On April 18, 2026, Green Li-ion entered into a financing agreement with various parties that decreased our ownership from 13.34% to 11.98%. The Company monitors additional equity issuances and other potential orderly transactions of Green Li-ion to assess whether the equity securities issued are similar investments requiring adjustments of our investment carrying value to fair value. During the nine-months ended September 30, 2026 and 2025, no adjustments were made to the carrying value of our Green Li-ion investment as no orderly transactions for investments similar to the Company's investment were observed during those periods.

Investment in Mackay Gold & Silver Corporation

In connection with the sale of the mining assets and related entities, the Company received 2.0 million common shares of restricted common stock from Mackay Parent with an initial fair value of $4,380,000 (see Note 2). At  September 30, 2026, the Company owned  2.0 million common shares of restricted common stock from Mackay Parent with a fair value of $4,120,000. The  Company recognized an unrealized loss on investment of  $260,000 due to the decrease in fair value of the investment for the  three and nine-months ended September 30, 2026 (see Note 12).

NOTE 4                   LONG-TERM RECEIVABLE, NOTES RECEIVABLE AND ADVANCES

Long-term receivable, notes receivable and advances at September 30, 2026 and  December 31, 2025 include:

	September 30, 2026	December 31, 2025
Mackay long-term receivable (Note 2)	$7,000,000	$—
Unamortized discount for implied interest	(1,069,635)	—
Mackay long-term receivable, net of discount	$5,930,365	$—
Sierra Springs advances receivable	—	9,400,000
Daney Ranch note receivable	—	913,754
Total notes receivable and advances	$5,930,365	$10,313,754

Advances to Sierra Springs Opportunity Fund, Inc.

At December 31, 2025, the Company had advances to SSOF of $9,400,000. During the three-months ended March 31, 2026, the Company advanced an additional $5,750,000. On March 26, 2026, all advances, totaling $15,150,000 were contributed in exchange for 23,307,692 shares of SSOF common stock at $0.65 per share (see Note 3). The advances were unsecured and bore interest at 4.5%. On April 30, 2026, the Company converted accrued interest from advances of $237,415 to 365,255 additional shares of SSOF common stock at $0.65 per share (see Note 3). There were no advances outstanding at  September 30, 2026.

Daney Ranch

On August 19, 2022, the Company sold the Daney Ranch and issued a 10-year $993,000 note receivable maturing in August 2032 to the former lessee and purchaser. The note bore interest at 7% per annum for the remaining term. The note was secured by a second priority security interest in the property. On June 25, 2026, the Company and a third-party entered into a promissory note purchase agreement in which the Company sold the Daney Ranch note receivable for cash consideration of $500,000. Since the $500,000 in cash consideration received was less than the carrying value of the note, the Company recorded a $403,217 loss on sale of note receivable in the condensed consolidated statements of operations for the nine-months ended September 30, 2026.

NOTE 5                 PROPERTIES, PLANT AND EQUIPMENT, NET AND MINERAL RIGHTS

Properties, plant and equipment at September 30, 2026 and  December 31, 2025 include the following:

	September 30, 2026	December 31, 2025
Property, plant and equipment for solar panel recycling	$18,550,604	$3,123,974
Property, plant and equipment for renewable fuels processing	13,667,945	12,881,458
Property, plant and equipment for mineral processing	—	27,241,814
Land	—	8,529,338
Real property leased to third parties	—	1,037,049
Construction in process	329,046	1,588,214
Other property and equipment	452,970	4,429,933
Accumulated depreciation	(2,900,240)	(28,945,571)
Total properties, plant and equipment, net	$30,100,325	$29,886,209

As of September 30, 2026, all equipment for the Company’s first industry-scale solar panel recycling facility (Serial #001) has been received, installed, commissioned and placed into continuous service during the third quarter of 2026.

During the three-months ended  September 30, 2026 and 2025, the Company recognized depreciation expense of $376,335 and $409,639, respectively. During the nine-months ended September 30, 2026 and 2025, the Company recognized depreciation expense of $1,127,899 and $790,384, respectively. At  September 30, 2026 and  December 31, 2025, the Company had $329,046 and $1,817,503, respectively, of assets classified as construction work in process that were not yet placed in service or depreciating.

For the nine-months ended September 30, 2026, the Company recorded an impairment loss of $1,736,481 of capitalized engineering costs in our Fuels Segment that had not yet been placed in service, presented in loss on property, plant and equipment impairment in the condensed consolidated statements of operations.

Assets Held for Sale

In the third quarter of 2026, the Company committed to explore a sale of certain industrial and commercial land and water rights located in Lyon County, Nevada. These assets are held by two wholly owned subsidiaries of the Company and the Company is exploring monetizing these assets through an asset exchange, not a cash sale. The Company would transfer its ownership interest in these entities and in return, would receive SSOF’s ownership interests in the entities that own the 600 and 800 Lake properties in Silver Springs, Nevada, plus additional equity in SSOF, who then plans on exploring monetization of the aggregated powered land portfolio. The Company currently leases these properties from SSOF for its Metals operations (see Note 8). SSOF is a related party of the Company (see Note 16).

The wholly owned subsidiaries of the Company hold no assets other than the land and water rights and have no third-party liabilities. Accordingly, no liabilities are classified as held for sale.

The land and water right asset balances have a carrying amount of $6,328,338 and $730,595, respectively. These assets are classified as Assets Held for Sale on the condensed consolidated balance sheet as of  September 30, 2026, and are reported in the Strategic Investments segment. The major classes of assets held for sale are as follows:

Assets held for sale	September 30, 2026
Properties, plant and equipment, net - land	$6,328,338
Mineral rights - water rights	730,595
Total assets held for sale	$7,058,933

NOTE 6                  INTANGIBLE ASSETS, NET AND GOODWILL

The Company’s intangible assets at September 30, 2026 and  December 31, 2025 include the following:

	Estimated
	Economic Life
Description	(in years)	September 30, 2026	December 31, 2025

Developed technologies	10	$13,669,402	$29,780,018
License agreements	10	499,952	499,952
Distribution agreements	8	—	19,733
Accumulated amortization		(4,876,132)	(5,356,315)
Intangible assets, net		$9,293,222	$24,943,388

Accumulated amortization as of September 30, 2026 and  December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Developed technologies	$4,613,820	$5,116,765
License agreements	262,312	226,063
Distribution agreements	—	13,487
Accumulated amortization	$4,876,132	$5,356,315

For the three-months ended  September 30, 2026 and 2025, amortization expense related to intangible assets was $354,354 and $737,619, respectively. For the nine-months ended September 30, 2026 and 2025, amortization expense related to intangible assets was $2,002,124 and $1,349,372, respectively.

Future minimum amortization expense is as follows at September 30, 2026:

Remainder of 2026	$354,355
2027	1,417,418
2028	1,417,418
2029	1,417,418
2030	1,417,418
Thereafter	3,269,195
$9,293,222

Changes in the intangible and goodwill asset balances and associated accumulated amortizations for the nine-months ended September 30, 2026 and 2025, are presented below:

	As of December 31, 2025	Additions	Impairment	Amortization	As of September 30, 2026
Intangible assets	$30,299,703	$—	$(16,130,349)	$—	$14,169,354
Accumulated amortization	(5,356,315)	—	2,482,307	(2,002,124)	(4,876,132)
Goodwill	1,507,154	—	—	—	1,507,154
Total intangible assets, net and goodwill	$26,450,542	$—	$(13,648,042)	$(2,002,124)	$10,800,376

	As of December 31, 2024	Additions	Impairment	Amortization	As of September 30, 2025
Intangible assets	$8,706,972	$20,915,617	$(10,000)	$—	$29,612,589
Accumulated amortization	(2,847,820)	—	667	(1,349,372)	(4,196,525)
Total intangible assets, net	$5,859,152	$20,915,617	$(9,333)	$(1,349,372)	$25,416,064

All intangible assets and goodwill are associated with our Fuels Segment.

During the second quarter of 2026, the Company concluded that its plans for advanced lignocellulosic biomass and other decarbonizing solutions no longer considered the use of certain Flux Photon and Fenix developed technologies, acquired in 2021 and 2025, relevant. As a result, the Company determined that the carrying amount of the related developed technology intangible assets was not recoverable and recorded loss on intangible asset impairment of $13,648,042, representing the full net carrying value of those assets in our Fuels Segment for the nine-months ended September 30, 2026 in the condensed consolidated statements of operations.

NOTE 7                  ACCRUED EXPENSES AND OTHER LIABILITIES - CURRENT

Accrued expenses and current other liabilities at September 30, 2026 and  December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Payable to research and development company - current	$1,344,720	$1,146,845
Accrued payroll costs	1,546,959	1,501,110
Payable to Flux Photon - current (see Note 16)	570,961	1,143,412
Accrued vendor liabilities	620,028	753,221
Accrued incentive compensation	656,877	263,750
Other accrued expenses	23,318	39,961
Total accrued expenses and other liabilities	$4,762,863	$4,848,299

Payable to Research and Development Company (see Note 3)

For the three-months ended  September 30, 2026 and September 30, 2025, the Company recognized interest expense of $30,515 which represents the amortization of the discount that was recognized on the date of the research and development agreement since the payable associated with the funding commitment is non-interest bearing. For the nine-months ended September 30, 2026 and 2025, the Company recognized interest expense of $90,550 for the research and development agreement.

Accrued Incentive Compensation

On June 15, 2026, the Compensation Committee of the Board of Directors of the Company approved the Company's 2026 performance objective-based cash incentive compensation plan (the “2026 Incentive Plan”) for all employees of the Company. The 2026 Incentive Plan is an annual plan, and payouts depend on achieving specified, weighted performance objectives during the performance period from January 1, 2026 through December 31, 2026. The maximum aggregate payout under the 2026 Incentive Plan is approximately $2.0 million. After the performance period ends, the Compensation Committee will assess performance against the objectives and has discretion to approve the final payout percentage, up to the maximum. Payments, if any, are expected to be made in the first quarter of 2027, and employees must remain employed through the payment date to receive a payout. The Company recognizes incentive compensation expense over the performance period, based on its estimate of the probable level of achievement of the performance objectives. For the three and nine-months ended September 30, 2026, the Company recognized $252,834 and $656,877, respectively, under the 2026 Incentive Plan in the condensed consolidated financial statements. Each reporting period, the Company reassesses its estimate of the probable level of achievement.

NOTE 8                  LEASES

The Company has lease expense recognized in the condensed consolidated statements of operations as follows:

	Three-Months Ended		Nine-Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating lease expense	$791,945	$503,267	$2,456,873	$1,207,433
Finance lease expense:
Amortization of right-of-use assets	447	12,810	13,789	38,431
Interest on lease liabilities	1,820	—	4,311	—
Total lease expense	$794,212	$516,077	$2,474,973	$1,245,864

Other information:
Operating cash flows used in operating leases	$671,820	$311,346	$1,905,824	$726,369
Short-term operating lease expense	$5,938	$47,222	$29,603	$140,218

The Company has the following weighted average remaining finance and operating lease terms and discount rates:

	September 30, 2026	September 30, 2025
Weighted-average remaining lease term - finance leases (years)	4.00	—
Weighted-average remaining lease term - operating leases (years)	8.31	24.50
Weighted-average discount rate - finance leases	39.6%	—%
Weighted-average discount rate - operating leases	12.8%	13.5%

Operating Leases

On September 1, 2026, the Company, as lessee, signed a Lease Agreement (the “Corporate Office Lease”) with Brander Investments LLC to lease a building located at 500 Damonte Ranch Parkway, Suite 980 in Reno, Nevada. The Corporate Office Lease commenced on September 1, 2026, and has an initial term of three years and one month, expiring September 30, 2029. The Corporate Office Lease provides the Company with two consecutive one-year renewal options, each carrying a 3% annual rent increase over the prior year's rent. The associated rental expense is $5,454 per month for the first year increasing by 3% per year thereafter.  At inception, the Corporate Office Lease was classified as an operating lease and the Company expects to exercise the options, and accordingly, estimates a lease term of five years and one month. At September 1, 2026, the Company recorded a right-of-use asset and lease liability of $244,240 at a discount rate of 14.02%. For the three and nine-months ended September 30, 2026, the operating lease expense was $5,702.

Comstock Metals

On December 10, 2025, the Company, as lessee, signed a lease agreement (the “CA Commercial Lease”) with the lessor to lease land and premises located at 10210 Idaho Ave, Hanford, CA. In  February 2026 all required permits were secured which triggered an increase in the right-of-use asset and lease liability of $19,449. On September 1, 2026, the Company amended the CA Commercial Lease to expand the premises and include an additional building for storage which resulted in an increase in the right-of-use asset and lease liability of $1,205,431. For the three and nine-months ended September 30, 2026, the operating lease expense was $76,676 and $190,934, respectively.

On January 1, 2026, the Company, as lessee, signed a lease agreement (the “OH Lease Agreement”) with lessor to lease the premises located at 60901 Beech Grove Lane, Cambridge, OH. The OH Lease Agreement is under a five-year term commencing on January 1, 2026, or upon receipt of all required permits, and includes an option to extend the term for an additional 60 months with rental expense of  $12,500 per month. Lease payments under the OH Lease Agreement did not begin until March 2026, when all permits were received. At lease inception, the OH Lease Agreement was classified as an operating lease with a lease term of five years. At January 1, 2026, the Company recorded a right-of-use asset and lease liability of $523,890 at an implicit discount rate of 14.08%. For the  three and nine-months ended September 30, 2026, the operating lease expense was $36,291 and  $108,871, respectively.

On  March 1, 2026, the Company assumed an existing lease with Ren Fuel K2B Snowco AB, as lessee, for hydrotreating equipment with lessor. The lease agreement (the “RenFuel Equipment Lease”) had an original lease term of five years commencing on June 2, 2024. Under the lease, rental expense is $6,178 per month. The lease automatically renews at the end of the five-year period, unless notice of cancellation is given three months prior to the end of the original term. The Company currently does not believe an extension beyond the original term is probable. At inception, the RenFuel Equipment Lease was classified as an operating lease with a remaining lease term of 3.3 years. The explicit interest rate is the 90-day Stockholm Interbank Offering Rate (STIBOR). At  March 1, 2026, the Company recorded a right-of-use asset and lease liability of $238,379 at a discount rate of 2.12%. For the three and nine-months ended September 30, 2026, the operating lease expense was $18,534 and $43,245, respectively.

Sierra Clean Processing LLC (“SCP”)

On August 15, 2023, the Company, as lessee, signed a real estate and demonstration scale building lease agreement with SCP to lease certain real property and improvements located at the 600 Lake Avenue, Silver Springs, Nevada. For the three-months ended  September 30, 2026 and 2025, the operating lease expense was $14,908. For the nine-months ended September 30, 2026 and 2025, the operating lease expense was $44,724.

On July 1, 2024, the Company, as lessee, signed a real estate and building lease agreement (the “SCP Lease II”) with SCP to lease the industrial scale real property and improvements located at 600 Lake Avenue in Silver Springs, Nevada. Under the SCP Lease II, rent payments were $30,000 per month until all necessary and required permits were secured. In  February 2026 all required permits were secured which resulted in a decrease in the right-of-use asset and lease liability of $73,792. For the three-months ended  September 30, 2026 and 2025, the fixed operating lease expense was $215,253 and $217,875, respectively. For the nine-months ended September 30, 2026 and 2025, the operating lease expense was $645,761 and $653,625, respectively.

On November 1, 2025, the Company, as lessee, signed a storage lease agreement (the “SCP Storage Lease”) with SCP to lease premises located at 800 Lake Avenue in Silver Springs, Nevada. Under the SCP Storage Lease, rent payments of $5,000 per month will begin when all necessary and required permits are secured which occurred during the quarter ended March 31, 2026, and resulted in a decrease in the right-of-use asset and lease liability of $28,116. For the three and nine-months ended September 30, 2026, the operating lease expense was $14,213 and $42,637, respectively.

The Company's chief executive officer is an executive and director of SCP, a 100% owned subsidiary of SSOF.

Bioleum

On August 14, 2025, the Company, as lessee, signed a lease agreement (the “Tulsa Commercial Lease”) with Tulsa Airports Improvement Trust to lease commercial land for development located in Tulsa, OK commencing on September 1, 2025. Under the lease, rental expense starts at $57,266 per month during a one-year option term, during which, the lease can be terminated by the Company for any reason. At lease inception, the Tulsa Commercial Lease was classified as an operating lease and the Company expects to exercise the option, thus the Company determined a lease term of thirty years and a one-year option term. At September 1, 2025, the Company recorded a right-of-use asset and lease liability of $8,169,149 at a discount rate of 13.44%. For the three-months ended  September 30, 2026 and 2025, the operating lease expense was $193,701 and $96,850, respectively. For the nine-months ended September 30, 2026 and 2025 , the operating lease expense was $774,803 and $96,850, respectively. On August 28, 2026, the Company cancelled the lease and recognized a gain on lease cancellation of $473,695 in selling, general and administrative expenses in the condensed consolidated statements of operations.

Finance Lease

Navitas

On March 11, 2026, the Company, as lessee, signed a security equipment lease agreement (the “Security Equipment Lease”) with lessor to lease security system equipment located at 600 Lake Avenue, Silver Springs, NV. The Security Equipment Lease is under a fifty-five-month term commencing on March 15, 2026 at $756 per month. At lease inception, the Security Equipment Lease was classified as a finance lease with a lease term of fifty-five months, which exceeds 75% of the estimated useful life of the equipment. On  March 15, 2026, the Company recorded a right-of-use asset and lease liability of $19,053 at an implicit discount rate of 39.63%.  For the three and nine-months ended September 30, 2026, the amortization of right-of-use asset and interest expense was $2,267 and $5,290, respectively.

Minimum lease payments by the Company by fiscal year for the operating and finance leases are as follows:

	Operating Leases	Finance Leases
For the remainder of 2026	$613,191	$2,267
2027	2,506,133	9,069
2028	2,455,458	9,069
2029	2,412,574	9,069
2030	2,333,578	6,995
Thereafter	9,553,857	—
Total lease payments	19,874,791	36,469
Less: imputed interest	(7,760,165)	(17,863)
Present value of lease liabilities	$12,114,626	$18,606
Lease liabilities - current	$1,020,096	$2,826
Lease liabilities - noncurrent	$11,094,530	$15,780

NOTE 9         COMMITMENTS AND CONTINGENCIES

GREAT BASIN PRECEDENT AGREEMENT

On November 29, 2025, the Company and Great Basin Gas Transmission Company (“Great Basin”) entered into a Precedent Agreement for Great Basin to construct and install pipelines and appurtenant facilities (“Expansion Facilities”) to our properties in Silver Springs Nevada anticipated to be completed by November 2028. Upon approval by the Federal Energy Regulatory Commission (“FERC”) authorizing the construction of the Expansion Facilities and prior to commencing construction, Great Basin will tender a Transportation Service Agreement to the Company. The Transportation Service Agreement will be for a term of twenty years beginning on November 1, 2028 with a daily reserve capacity of 50,000 Dekatherm. Great Basin may terminate the Precedent Agreement at any time if (1) Great Basin determines that all or any portion of the Expansion Facilities would be operationally and/or economically infeasible; (2) the Company fails to perform its duties and obligations; and (3) Great Basin has not received and accepted a final certificate order from FERC. If the Precedent Agreement is terminated, the Company must reimburse Great Basin for all project development and default costs.

Under the Precedent Agreement and a related guaranty executed on March 31, 2026 (the “Great Basin Guaranty”), the Company has guaranteed the performance of its obligations, including potential reimbursement of its proportionate share of certain project development costs, in the event of specified termination or default events outside of the Company's control. To secure its obligations under the Great Basin Guaranty, the Company is required to provide credit support in the form of a phased surety arrangement, which is collateralized through an escrow account. The surety amount increases over time and is expected to reach approximately $39.0 million by December 31, 2026 and $54.0 million by December 31, 2027. The surety remains in effect until modified by Great Basin based on the Company’s payment history and creditworthiness or until the project reaches its in‑service date. The Company recognized a guarantee liability related to the Great Basin Guaranty, which was initially measured at fair value at the time the guaranty was executed. As of  September 30, 2026, the carrying amount of the guarantee liability was $475,000, which is included in other long‑term liabilities in the condensed consolidated balance sheets. The corresponding guarantee asset is included in long-term other assets (see Note 12). As of  September 30, 2026, the Company deposited $4.0 million into an interest bearing escrow account included in restricted cash on the condensed consolidated balance sheet. The surety bond arrangement covers approximately 35% of the bonding requirement, leaving the Company responsible for the remaining 65%, or approximately $25 million through December 31, 2026. Including the additional $2.0 million deposited on October 9, 2026, the Company has deposited $6.0 million in escrow, reducing the incremental funding requirement to approximately $19 million (see Note 17).

INVESTMENTS IN LICENSED TECHNOLOGY

National Laboratory of the Rockies (“NLR”)

On October 1, 2024, the Company entered into an agreement with a managing and operating contractor of the U.S. Department of Energy’s (“DOE”) NLR (formerly known as the National Renewable Energy Laboratory). The agreement provides that the Company fund the research and development which includes the use of its pilot equipment and laboratories located in Madison, Wisconsin. The ongoing funding commitment during 2026, and 2027 is $1.7 million and $1.5 million, respectively. In 2025, the Company funded $1,616,928 for the funding commitment. For the three-months ended September 30, 2026 and 2025, the Company funded $0 and $404,232, respectively, under the agreement that was recognized as research and development expense. For the nine-months ended September 30, 2026 and 2025, the Company funded $628,976 and $1,212,696, respectively, under the agreement that was recognized as research and development expense.

On October 1, 2024, the Company entered into an exclusive licensing agreement with the same parties whereby the Company obtained exclusive license in existing or future patent rights associated with the research. Under this licensing agreement, the Company will pay a royalty fee equal to 3% of net sales. The agreement includes minimum annual royalty payments that are not applied against future years’ royalty payments. For the nine-months ended September 30, 2026 and 2025, the Company paid $90,000 and $65,000, respectively, in annual royalty fees recognized as research and development expense in our condensed consolidated statement of operations. Annual royalty payments are as follows:

Minimum Annual Royalty
For the remainder of 2026	$—
2027	$95,000
2028	$125,000
2029	$135,000
2030	$150,000
Thereafter	$150,000

The Company has sublicensing rights and will pay a royalty fee equal to 15% on any NLR sublicensing revenue. The royalty and sublicensing fee will also be reduced to 2% and 10%, respectively, upon achievement of certain thresholds.

Metal Development Company

On March 4, 2026, the Company entered into a research and development sponsored research agreement (“SRA”) with a renewable metal development company to evaluate, bench and pilot test and ultimately process solar panel tailings concentrated for the recovery of critical metals and other materials. The agreement provides that the Company fund research, which includes the use of its facility and equipment in Silver Springs, Nevada, of up to approximately $2.0 million through December 31, 2026. For the three and nine-months ended September 30, 2026, the Company has funded under the SRA $757,297 and $1,763,037, respectively, all recognized as research and development expense.

AST License Agreements

The Company is party to three license agreements (collectively, the “AST License Agreements”) with American Science and Technology Corporation (“AST”), pursuant to which the Company agreed to license certain developed technologies of AST for use at three facilities in exchange for three facility-specific license fees of $500,000 each, and a royalty fee equal to 1.0% of the gross revenue of each of the first three operating facilities. License fees totaling $1,500,000 for the AST licenses were completed in 2022, and no additional payments are anticipated. As of September 30, 2026, no royalty fees have been paid under the AST License Agreements.

Marathon Petroleum Corporation

On February 28, 2025, a wholly owned subsidiary of the Company entered into a series of definitive agreements with Virent Inc. (“Virent”), for acquiring the former assets of Virent from Marathon, which have been assigned to Bioleum and involve the purchase of $14.0 million in Bioleum equity as part of Bioleum’s planned Series A preferred equity financing (“Series A Financing”), subject to a $700 million valuation cap (“Investment”). The purchase price included $1.0 million in cash and $13.0 million in the Marathon SAFE Note (see Note 12) issued in exchange for payment-in-kind assets, on and subject to the terms and conditions of the applicable transaction documents (“Investment Agreements”). The Investment Agreements, as amended on  September 26, 2025, required the $1.0 million cash portion of the Investment to be made within five business days of the execution by Bioleum of third-party investment agreements for at least $25,000,000 in Series A equity financing. The Investment Agreements additionally required Bioleum to grant MPC Investment LLC a lien on the Marathon Payment-In Kind Assets if Bioleum does not complete $25,000,000 in the Series A equity financing before March 31, 2026. In the first quarter of 2026, Virent notified the Company that the $1.0 million in additional cash investment would not be extended and no lien on the Marathon Payment-In Kind Assets would be executed. As of  September 30, 2026 and December 31, 2025, $20.0 million of Series A equity financing has been completed. The Investment Agreements provided for the grant by Virent to Bioleum of a non-exclusive, non-transferable, non-assignable, non-sublicensable, perpetual, royalty-free license under the Virent IP solely for research and development purposes associated with the Marathon Payment-In Kind Assets (“Virent IP”), excluding applications involving the heterogenous catalysis of biomass-derived sugars.

LITIGATION

Former Employees Complaint

On May 27, 2026, certain former employees and shareholders of Bioleum (collectively, the “Bioleum Plaintiffs”) filed a complaint in the District Court, Clark County, Nevada (Case No. A-26-947500-B) against the Company, Bioleum and the board of directors of Bioleum (the “Bioleum Complaint”). The Bioleum Complaint alleges that the Company fraudulently induced shareholders of Bioleum to approve charter amendments in order to seize control of Bioleum, appropriate value of the pre-revenue, renewable fuels technology development company from the Bioleum Plaintiffs and reverse the Bioleum separation completed in May 2025. The Bioleum Complaint asserts several causes of action, including: declaratory judgment (seeking to void charter amendments of Bioleum); breach of fiduciary duty against the Bioleum directors (both direct and derivative); breach of fiduciary duty and aiding and abetting breach of fiduciary duty against the Company; fraudulent inducement; breach of contract claims; breach of the implied covenant of good faith and fair dealing; and unjust enrichment. The Company believes the claims are without merit and intends to vigorously defend the matter. Management, after consultation with legal counsel, does not believe that a loss is probable since the proceeding is at an early stage and uncertainties inherent in the litigation. An adverse outcome could, however, have a material effect on the Company's financial position, results of operations, or cash flows. The Company is unable to estimate the amount or range of reasonably possible loss, if any.

Developer (see Note 3)

On March 1, 2024, the Company and the Developer entered into a DSA to advance technologies owned by the Company's subsidiary that incorporate applications of intellectual properties owned by the Developer (“Developer IP”) (see Note 3). For the three-months ended September 30, 2026 and 2025, the Company recorded $0 and $350,700, respectively, as research and development expense in the condensed consolidated statements of operations. For the nine-months ended September 30, 2026 and 2025, the Company recorded $0 and $1,052,100, respectively, as research and development expense in the condensed consolidated statements of operations. On March 1, 2024, the Developer granted the Company an exclusive license to use Developer IP to produce fuel (“Fuels License”) and treat water (“Water License” and, together with the Fuels License, the “Comstock License Agreements”) in exchange for royalty fees based on the production and sales of qualified products. The Comstock License Agreements also require the Company to pay minimum royalty fees equal to $20,000 on the earlier to occur of 240 days after receiving a patent for the Developer IP, and, commenced on February 15, 2025, and for each year thereafter, (i) $10,000 in years 1 and 2, (ii) $25,000 in years 3 and 4, and (iii) $75,000 in year 5 and thereafter. The Company also agreed to pay for certain outstanding and future patent costs, as well as new patent filing fees for each new patent application added to the Licensed Patent Rights deriving from the Developer individually ($10,000) or together with the Company ($5,000). The scope of the Water License is exclusive unless Comstock elects not to invest a minimum of $100,000 per calendar quarter after completion of Phase 1. As of  September 30, 2026 and  December 31, 2025, payables to the Developer included in accounts payable on the condensed consolidated balance sheet were $1,332,099.

On June 12, 2026, Magnesis Corporation, which is the Developer, filed a complaint in the United States District Court for the District of Nevada (Case No. 3:26-cv-00446) against the Company, Comstock IP Holdings LLC, Bioleum and Bioleum IP Holdings LLC (the “Developer Complaint”). The Developer Complaint alleges that the Company failed to pay its commitments for certain licenses with the Developer. The Developer Complaint asserts several causes of action: breach of contract; breach of the implied covenant of good faith and fair dealing; specific performance to compel assignment of intellectual property; declaratory relief, quiet title, and constructive trust; fraud; and promissory fraud. The Developer has terminated the agreements for material breach. The Company believes the claims are without merit and intends to vigorously defend the matter. Management, after consultation with legal counsel, does not believe that a loss is probable since the proceeding is at an early stage and uncertainties inherent in the litigation. An adverse outcome could, however, have a material effect on the Company's financial position, results of operations, or cash flows. The Company is unable to estimate the amount or range of reasonably possible loss, if any.

OTHER COMMITMENTS

The Company agreed to pay each of the independent directors a total of $160,000 annually, including cash amounts totaling $60,000 and shares of common stock totaling $100,000, plus chair and committee meeting fees. The Chair of each Committee is paid $20,000 annually. The Chair and Vice Chair of the Board of Directors receives annual chair fees of $50,000 and $25,000, respectively. For the three-months ended September 30, 2026 and 2025, the Company recognized director fees expenses of $450,240 and $200,000, respectively. For the nine-months ended September 30, 2026 and 2025, the Company recognized director fees expenses of $1,231,937 and $600,000, respectively. As of  September 30, 2026 and December 31, 2025, director fees compensation included in accounts payable on the condensed consolidated balance sheet was $27,500 and $290,000, respectively. From 2023 through 2025, the Company accrued $1,475,000 in director fee compensation associated with the director fees payable expected to be satisfied with shares of the Company's common stock and included in other long-term liabilities on the condensed consolidated balance sheet. In  January 2026, the Company issued shares of stock to these directors to satisfy the amount accrued as of December 31, 2025 (see Note 10).

From time to time, we are involved in claims and proceedings that arise in the ordinary course of business. There are currently no other matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

NOTE 10         EQUITY

Issuance of Registered Shares of Common Stock

2026 Issuances - For the nine-months ended September 30, 2026

From July 6, 2026 through July 8, 2026, the Company issued a total of 41,594 shares of common stock of the Company with a fair value of $169,823 determined by the closing price per share of our common stock to our non-employee directors for annual director services for the period from July 1, 2026 and forward through September 30, 2026, pursuant to the shareholder approved Comstock Inc. 2026 Equity Incentive Plan, for services rendered.

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

On January 5, 2026, the Company issued a total of 463,721 shares of common stock of the Company with a fair value of $1,864,159 determined by the closing price per share of our common stock of $4.02 to our non-employee directors for annual director services for the period from January 1, 2023 and forward through March 31, 2026, pursuant to the shareholder approved Comstock Inc. 2020 and 2022 Equity Incentive Plans, for services rendered. All of our non-employee directors elected to take their previously earned and accrued compensation for all of these previous years services in common shares and also agreed to increase the ownership guidelines for owning and holding the Company’s common shares. The stock-based compensation for these professional services will be paid quarterly going forward (see Note 9).

On November 21, 2025, the Company entered into an At the Market Offering Agreement (“2025 Titan ATM Agreement”) with Titan Partners to offer and sell registered shares of common stock of the Company at an aggregate offering price of up to $100 million from time to time, at our option, on terms we deem favorable. In 2026, the Company issued 872,838 registered shares of common stock to Titan Partners for an aggregate sales price of $3,479,181 at an average price per share of $3.99. In 2025, the Company issued 589,243 registered shares of common stock to Titan Partners for an aggregate sales price of $2,221,513 at an average price per share of $3.77. At  September 30, 2026, the 2025 Titan ATM Agreement has $94.2 million remaining capacity.

2025 Issuances - For the nine-months ended September 30, 2025

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

Issuance of Unregistered Shares of Common Stock

No unregistered shares of common stock were issued for the nine-months ended September 30, 2026.

2025 Issuances - For the nine-months ended September 30, 2025

Issuance Date	Issued To	Fair Value	Common Shares Issued
Various	Alvin Fund LLC (“Alvin Fund”)	$401,523	127,509
Various	Kips Bay Select LP	$11,850,097	4,567,949
August 13, 2025	Georges Trust	$4,755,000	1,500,000
August 12, 2025	Alvin Fund LLC	$4,438,000	1,400,000
August 4, 2025	Northern Comstock LLC	$482,500	132,573
June 12, 2025	Decommissioning Services (“Haywood”)	$700,000	200,000
June 10, 2025	Flux Photon Corporation (“Flux Photon”)	$5,780,000	2,000,000
May 13, 2025	Private Placement	$1,500,000	625,000
March 20, 2025	American Science & Technology Corp (“AST”)	$2,482,200	985,000
February 28, 2025	Former LINICO CEO	$1,860,000	775,000
January 27, 2025	Kips Bay Select LP	$212,766	44,024
Total common shares issued			12,357,055

Noncontrolling Interest

As of  September 30, 2026, the liquidation preference of the Company’s Series 1 Convertible Preferred Shares exceeded Bioleum’s net assets, resulting in substantially all of Bioleum’s losses being attributed to the Company.

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

Warrants

The following table summarizes warrant activity for the year ended December 31, 2025, and the nine-months ended September 30, 2026.

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2024	220,000	$4.56
Issued	1,073,334	2.58
Exercised	—	—
Expired or forfeited	—	—
Outstanding at December 31, 2025	1,293,334	2.92
Issued	1,463,636	3.16
Exercised	(214,666)	2.58
Expired or forfeited	—	—
Outstanding at September 30, 2026	2,542,304	$3.09

The following table summarizes warrants outstanding at  September 30, 2026:

Issuance	Number Outstanding	Exercise Price	Expiration Date
GHF, Inc.	120,000	$4.56	December 31, 2027
Alvin Fund LLC	100,000	$4.56	December 31, 2027
Underwriter Purchase Warrants	858,668	$2.58	August 12, 2030
Underwriter Purchase Warrants	1,463,636	$3.16	January 28, 2031
Total	2,542,304	$3.09

On May 15, 2026, the Company issued a total of 38,369 shares of common stock of the Company for the cashless exercise of 214,666 warrants held by an affiliate of Titan Partners.

NOTE 11         STOCK-BASED COMPENSATION

On May 28, 2026, the Company adopted a new three-year, equity-based incentive plan (the “2026 Equity Incentive Plan”), which was approved by the Board of Directors and the shareholders of the Company. The 2026 Equity Incentive Plan is a long-term, equity-based incentive plan that allows for the issuance of stock-based compensation grants to key management, employees, directors, and consultants of the Company and its subsidiaries. To date, the Company has granted RSUs and PSUs (together, the “Awards”) under the 2026 Equity Incentive Plan. The RSUs generally vest based on continued service, while the PSUs contain service and market-performance-based vesting conditions, with vesting and payout dependent on the achievement of specified traded share price targets over the applicable performance period.

The maximum aggregate number of shares of the Company’s common stock approved and authorized for issuance under the 2026 Equity Incentive Plan is 7,500,000 shares, plus the number of shares that become available for future issuance as a result of the forfeiture, cancellation, expiration or reacquisition of awards granted under the 2026 Equity Incentive Plan, and Comstock Inc.'s 2022 and 2020 Equity Incentive Plans. As of September 30, 2026, 4,948,529 shares remained available for issuance under the 2026 Equity Incentive Plan. The Company reflects the shares of common stock awarded as issued and outstanding shares when they have both vested and delivered to the individual.

Restricted Stock Units (“RSUs”)

One-third of the 2026 grants consist of time-based RSU awards that generally vest annually over a three-year service period. Awards are subject to risk of forfeiture until vested by virtue of continued Company employment or service.

The following is a summary of RSU activity during the period ended September 30, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested - December 31, 2025	—	—
Granted	700,587	$4.08
Vested	—	—
Cancelled or Forfeited	(2,498)	4.08
Unvested - September 30, 2026	698,089	$4.08

For the three and nine-months ended September 30, 2026, the Company recorded a total stock‑based compensation expense of $227,212 and $267,130, respectively, related to RSUs awarded to employees. As of September 30, 2026, total stock-based compensation expense not yet recognized related to unvested RSUs was $2,581,072, which is expected to be recognized over a weighted-average period of 2.75 years.

Performance Stock Units (“PSUs”)

Two-thirds of the 2026 grants are performance-based awards that are subject to the achievement of specified stock price performance conditions over defined periods, designed to reward appreciation measured relative to the Company’s stock price at grant. The number of units that may be earned varies based on the extent to which the Company’s stock price meets or exceeds pre-established thresholds, with the potential for above-target payouts upon achievement of higher stock price levels. These awards are also subject to continued service through the vesting dates.

The equity target appreciations for the base PSUs of the price per share of our common stock are $6.00, $8.00, and $10.00 as of June 30, 2027,  June 30, 2028,  June 30, 2029, respectively. The equity target appreciations for the enhanced PSUs of the price per share of our common stock are $7.00, $9.00, and $11.00 as of June 30, 2027,  June 30, 2028,  June 30, 2029, respectively.

The following is a summary of the PSU activity during the period ended September 30, 2026:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested - December 31, 2025	—	—
Granted	1,754,098	$3.28
Vested	—	—
Cancelled or Forfeited	(6,254)	3.28
Unvested - September 30, 2026	1,747,844	$3.28

For the three and nine-months ended September 30, 2026, the Company recorded a total stock‑based compensation expense of $440,730 and $517,378, respectively, related to PSUs awarded to employees. As of September 30, 2026, total stock-based compensation expense not yet recognized related to unvested PSUs was $5,215,550, which is expected to be recognized over a weighted-average period of 3.0 years.

The fair value of the PSU is estimated using a Monte Carlo Simulation to address the path-dependent nature of the market-based vesting conditions. Based on the award term, equity value, expected volatility, risk-free rate, and a series of random variables with a normal distribution, the future equity values were simulated. Each trial within the simulation includes assumptions of achieving a per share valuation level of the Company’s common stock to estimate whether the market-based conditions would be met and result in vesting or not, and the future value of the award.

For the nine-months ended September 30, 2026, the key inputs and assumptions used in the valuation of the PSUs were as follows:

June 15, 2026
Fair value of common stock	$4.08
Weighted average expected term (years)	3.25
Service period (years)	3.00
Weighted average expected volatility	99.0%
Risk-free interest rate	4.06%
Dividend yield	—

NOTE 12         FAIR VALUE MEASUREMENTS

The following presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2026:

		Fair Value Measurements at
		September 30, 2026
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in Mackay Parent	$4,120,000	$4,120,000	$—	$—
Total assets measured at fair value	$4,120,000	$4,120,000	$—	$—

Liabilities:
Marathon SAFE Note	$10,900,000	$—	$—	$10,900,000
Flux Photon derivative	1,097,813	—	1,097,813	—
Total liabilities measured at fair value	$11,997,813	$—	$1,097,813	$10,900,000

The following presents our assets and liabilities measured at fair value on a recurring basis at  December 31, 2025:

		Fair Value Measurements at
		December 31, 2025
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Georges Trust derivative	$1,201,114	$—	$1,201,114	$—
Alvin Fund derivative	759,682	—	759,682	—
Total assets measured at fair value	$1,960,796	$—	$1,960,796	$—

Liabilities:
Marathon SAFE Note	$12,000,000	$—	$—	$12,000,000
Total liabilities measured at fair value	$12,000,000	$—	$—	$12,000,000

VALUATION METHODOLOGIES

The following are descriptions of the valuation methodologies used for the Company's financial instruments measured at fair value on a recurring basis and the general classification of such instruments pursuant to the valuation hierarchy.

Derivatives

The Company has several derivatives associated with its common stock including make-whole commitments and debt conversion options. The following tables present changes in our derivative assets and liabilities for the three and nine-months ended September 30, 2026 and 2025, measured at fair value:

	For the Three-Months Ended September 30, 2026
	As of June 30, 2026	(Additions) Deductions	Change in Fair Value	Proceeds Received and Payments Made for Change in Contractual Stock Consideration	As of September 30, 2026
Flux Photon derivative	$2,006,187	$—	$(3,104,000)	$—	$(1,097,813)
Total derivative assets (liabilities) at fair value	$2,006,187	$—	$(3,104,000)	$—	$(1,097,813)

	For the Nine-Months Ended September 30, 2026
	As of December 31, 2025	(Additions) Deductions	Change in Fair Value	Proceeds Received and Payments Made for Change in Contractual Stock Consideration	As of September 30, 2026
Georges Trust derivative	$1,201,114	$—	$(821,162)	$(379,952)	$—
Alvin Fund derivative	759,682	—	471,985	(1,231,667)	—
Flux Photon derivative	—	781,187	(1,879,000)	—	(1,097,813)
Total derivative assets (liabilities) at fair value	$1,960,796	$781,187	$(2,228,177)	$(1,611,619)	$(1,097,813)

	For the Three-Months Ended September 30, 2025
	As of June 30, 2025	(Additions) Deductions	Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of September 30, 2025
2025 Kips Bay convertible debt derivative	$(220,000)	$170,000	$50,000	$—	$—
Flux Photon derivative	(3,557,000)	—	(1,740,789)	—	(5,297,789)
Georges Trust derivative	—	101,114	375,000	86,000	562,114
Alvin Fund derivative	—	(66,318)	350,000	—	283,682
Haywood derivative	617,167	(339,574)	(277,593)	—	—
Total derivative assets (liabilities) at fair value	$(3,159,833)	$(134,778)	$(1,243,382)	$86,000	$(4,451,993)

	For the Nine-Months Ended September 30, 2025
	As of December 31, 2024	(Additions) Deductions	Change in Fair Value	Payments for Decrease in Contractual Stock Consideration	As of September 30, 2025
2025 Kips Bay convertible debt derivative	$—	$(723,682)	$723,682	$—	$—
Flux Photon derivative	—	(5,087,000)	(210,789)	—	(5,297,789)
Georges Trust derivative	—	101,114	375,000	86,000	562,114
Alvin Fund derivative	—	(66,318)	350,000	—	283,682
LINICO acquisition-related payable derivative	—	(400,170)	400,170	—	—
AST derivative	—	(916,204)	916,204	—	—
Haywood derivative	1,529,850	360,426	(2,120,276)	230,000	—
Total derivative assets (liabilities) at fair value	$1,529,850	$(6,731,834)	$433,991	$316,000	$(4,451,993)

At  September 30, 2026 and  December 31, 2025, the fair value of the derivative assets (Georges Trust, Alvin Fund) and derivative liability (Flux Photon) were based on a trading price of the Company’s shares of $2.32, and $3.76, respectively. At  September 30, 2025, fair value of the derivative assets (Georges Trust and Alvin Fund) and derivative liability (Flux Photon) were based on a trading price of the Company’s shares of $3.42.

Georges Trust Derivative Instrument

On August 13, 2025, pursuant to that certain promissory note amendment, dated April 22, 2024, between GHF Inc. and the Company, the Company issued 1,500,000 shares of its common stock to Georges Trust with a fair value of $4,755,000 determined by the closing price per share of our common stock of $3.17. If and to the extent that the sale of the shares results in net proceeds greater than $4,653,886, then Georges Trust is required to pay all of such excess proceeds back to the Company. If and to the extent that the sale of the shares results in net proceeds less than $4,653,886, then the Company is required to pay Georges Trust equal to such shortfall. Pursuant to the amendment, a true up provision was recognized as a derivative asset in the amount of $101,114 on the date of the amendment.

On March 30, 2026, the Company and the Georges Trust entered into a Second Note Amendment Agreement (the “Second Amendment”), pursuant to which the parties agreed to extend the date by which the Company is required to pay any remaining balance due under the Note from April 15, 2026, to July 15, 2026 and increased the total consideration to $4,782,886. During the nine-months ended September 30, 2026, the Company paid Georges Trust $129,000 which resulted in a decrease in contractual stock consideration. During the nine-months ended September 30, 2026, the Company recorded a loss of $821,162 for the change in the fair value of the derivative.

In the second quarter of 2026, Georges Trust sold 1,500,000 shares of the Company's stock for net proceeds of $4,834,429. The Company received cash of $508,952 representing cash from the sale of the common shares in excess of amounts owed. The derivative asset was classified within Level 2 of the fair value hierarchy.

At June 30, 2026, the Company fulfilled its commitment on the make-whole provision and the derivative liability.

Alvin Fund Derivative Instruments

On August 12, 2025, pursuant to that certain short-term promissory note, the Company issued 1,400,000 shares of its common stock to Alvin Fund with a fair value of $4,438,000 determined by the closing price per share of our common stock of $3.17. If and to the extent that the sale of the shares results in net proceeds greater than $4,504,318, then Alvin Fund is required to pay all of such excess proceeds to the Company. If and to the extent that the sale of the shares results in net proceeds less than $4,504,318, then the Company is required to pay Alvin Fund equal to such shortfall. Pursuant to the amendment, a true up provision was recognized as a derivative liability in the amount of $66,318 on the date of the amendment. During the nine-months ended September 30, 2026, the Company recorded a gain of $471,985 for the change in the fair value of the derivative.

In the first quarter of 2026, Alvin Fund sold 1,400,000 shares of the Company's stock for net proceeds of $5,592,009. The Company received cash of $1,231,667 representing cash from the sale of the common shares in excess of amounts owed. The derivative asset was classified within Level 2 of the fair value hierarchy.

At March 31, 2026, the Company fulfilled its commitment on the make-whole provision and the derivative liability.

Flux Photon Instrument

On April 6, 2026, the Company issued Flux Photon 1,750,000 shares of common stock of the Company with a fair value of $6,055,000 determined by the closing price per share of our common stock of $3.46, to settle the remaining obligations of the Earn Out of $5,273,813 (see Notes 10 and 16). If and to the extent that the sale of the shares results in net proceeds greater than $5,273,813, then Flux Photon is required to pay all of such excess proceeds to the Company. If and to the extent that the sale of the shares results in net proceeds less than $5,273,813, then the Company is required to pay Flux Photon equal to such shortfall. On April 6, 2026, the Company recognized a true up provision as a derivative asset in the amount of $781,187. During the three and nine-months ended September 30, 2026, the Company recorded a loss of $3,104,000 and $1,879,000, respectively, for the change in the fair value of the derivative. At  September 30, 2026, Flux Photon holds 1,550,000 shares of the Company's stock. The derivative liability was classified within Level 2 of the fair value hierarchy.

Mackay Gold & Silver Corp. Investment

In connection with the sale of the mining entities, the Company received 2.0 million common shares of restricted common stock from Mackay Parent with an initial fair value of $4,380,000 (see Note 2). The fair value of our investment in common shares of Mackay Parent was based on the closing price per share of the stock (TSXV: MACK, OTCQB: MKGSF) of $2.19 on August 21, 2026. At  September 30, 2026, the Company held 2.0 million common shares of Mackay Parent with a fair value of $4,120,000 and the fair value of the common shares were based on the $2.06 closing share price. For the three and nine-months ended September 30, 2026, the Company recognized an unrealized loss of $260,000 in loss on investments in the condensed consolidated statements of operations (see Note 3). The Mackay Parent investment was recorded at fair value and was classified as a Level 1 of the fair value hierarchy.

Marathon SAFE Note Instrument

On February 28, 2025, a wholly owned subsidiary of the Company entered into a series of definitive agreements for acquiring the former assets of Virent from Marathon, which have been since been assigned to Bioleum and involve the purchase of Bioleum equity by Marathon as part of Bioleum’s planned Series A Financing (see Note 9).

As of February 28, 2025, the Company recognized the Marathon SAFE Note liability of $12.0 million on the condensed consolidated balance sheets in connection with the agreement with Virent and elected to account the Marathon SAFE Note liability under the fair value option. The Marathon SAFE Note liability was estimated with assistance from third-party valuation specialists and valued using a probability weighted present value of the Marathon SAFE Note with the discount factor based on published venture capital rate of returns of 35% and a discounting period range of 0.25 to 0.84 years. At September 30, 2026, the fair value of the Marathon SAFE Note liability was estimated at $10.9 million and valued using a probability weighted present value of the Marathon SAFE Note with the discount factor based on published venture capital rate of returns of 35% and a discounting period range of 0.50 to 1.0 years. The Marathon SAFE Note was classified as a Level 3 of the fair value hierarchy.

For the nine-months ended September 30, 2026, the range of variables used to calculate the original fair value of the Marathon SAFE Note and the fair value on the dates of conversion are as follows.

Present Value of Marathon SAFE Note	Discount Rate	Period Range
$10.9 million to $12.0 million	35%	0.25 years to 1.0 years

For the nine-months ended September 30, 2025, the range of variables used to calculate the original fair value of the Marathon SAFE Note and the fair value on the dates of conversion are as follows.

Present Value of Marathon SAFE Note	Discount Rate	Period Range
$11.1 million to $12.0 million	35%	0.25 years to 1.0 years

Great Basin Guaranty

On March 31, 2026, the Company and Great Basin executed the Great Basin Guaranty (see Note 9). As of September 30, 2026, the Company recorded a guarantee liability of $475,000 and a corresponding guarantee long-term asset, measured at fair value at the time the guaranty was executed, on the condensed consolidated balance sheets. The Great Basin Guaranty liability was estimated with the assistance of third-party valuation specialists and valued using a Probability‑Weighted Expected Return Method (“PWERM”), which considers multiple discrete future outcomes and probability‑weights the expected discounted cash flow approach associated with each scenario using a probability weighted present value with the discount factor based on published venture capital rate of returns of 35%. The scenarios used in the valuation included a base case, late failure case and early failure case with probabilities of 95%, 4% and 1%, respectively, with each case scenario reflecting the surety payments anticipated and anticipated repayments. The Great Basin Guaranty liability was recorded at fair value upon execution of the guaranty agreement and was classified as a Level 3 of the fair value hierarchy.

Other Financial Instruments

At September 30, 2026, the carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. The carrying amounts of restricted cash, which is held in an interest-bearing escrow account (see Note 9), and the reclamation bond deposit approximate fair value because they are held in cash or cash equivalents. The Mackay long-term receivable and the Flux Photon payable are recorded at their discounted present values (see Notes 2 and 16). Their carrying amounts approximate fair value because there has been no significant change in market interest rates since they were recorded.

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

Comstock Metals deferred revenue activity for the nine-months ended September 30, 2026 and for the year ended  December 31, 2025 is as follows:

	September 30, 2026	December 31, 2025
Deferred revenue, beginning of period	$2,099,851	$151,939
Comstock Metals deferred revenue billed during the period	2,770,689	2,811,984
Comstock Metals revenue recognized during the period	(320,380)	(864,072)
Deferred revenue, end of period	$4,550,160	$2,099,851

Oklahoma Grant

On December 11, 2024, the Company was granted an award of $3,000,000 (the “OKL Award”), pursuant to that Contract between the Oklahoma Department of Commerce and the Company for a contractual award from the Oklahoma Quick Action Closing Fund (the “Contract”). Through September 30, 2026, the Company received two tranches of $1,000,000 each upon meeting the following two conditions:

•	publicly announcing the relocation of the Comstock Fuels headquarters to Oklahoma, which was completed in the first quarter of 2025; and
•	identifying an Oklahoma site for the construction of a next-generation renewable fuel refinery and securing that site.

The Contract also provided for a third condition of $1,000,000 upon the Company spending at least $5.0 million towards engineering, machinery, and/or materials to be installed and/or used at the Oklahoma facility, which condition was required to be met by March 31, 2026. Since the Company has not incurred the required $5.0 million of qualifying expenditures by March 31, 2026, the third tranche was not earned, and the maximum amount receivable under the OKL Award is $2.0 million. The OKL Award must be used for purposes of economic development and related infrastructure development. The Award requires certain ongoing conditions to be met, including without limitation, creation of 45 jobs, with an average salary of $80,000 per person, $160 million of total investments, maintenance of headquarters by March 31, 2026, with at least ten jobs for a period of at least ten consecutive quarters no later than December 31, 2030, and operation of a commercial demonstration biorefinery no later than December 31, 2031, otherwise the granted monies received would have to be repaid. In 2025, the Company met the first and second conditions of the OKL Award. On January 20, 2026, the Company received $1,000,000 from the Department of Commerce for the second condition of the OKL Award.

Balances of Deferred Revenue at  September 30, 2026 and  December 31, 2025 are comprised of the following:

	September 30, 2026	December 31, 2025
Comstock Metals deferred revenue - current	$4,550,160	$2,099,851
OKL Award deferred revenue - current	66,666	66,666
Other deferred revenue - current	46,632	—
Total deferred revenue - current	$4,663,458	$2,166,517

OKL Award deferred revenue - noncurrent	$1,837,494	$1,887,500

For the three-months ended  September 30, 2026 and September 30, 2025, the Company recognized grant income of $16,664 and $12,501, respectively, in other income (expense) in the condensed consolidated statement of operations. For the nine-months ended September 30, 2026 and 2025, the Company recognized grant income of $50,006 and $29,167, respectively. As of  September 30, 2026 and  December 31, 2025, the Company recorded $0 and $1,000,000, respectively, in accounts receivable on the condensed consolidated financial statements.

NOTE 14         NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. For the three and nine-months ended September 30, 2026 and 2025, all common stock equivalent shares, which is limited to outstanding warrants, RSUs and PSUs, are antidilutive (see Note 10 and 11).

The following presents the antidilutive warrants, RSUs and PSUs for the three and nine-months ended September 30, 2026 and 2025:

	Nine-Months Ended
	September 30, 2026	September 30, 2025
Warrants	2,542,304	1,293,334
RSU	698,089	—
PSU	1,747,844	—
Total	4,988,237	1,293,334

NOTE 15         SEGMENT REPORTING

We have the following segments and reporting units: Metals, Fuels, Strategic Investments and Corporate. On August 21, 2026, we completed the sale of our former mining entities and no longer report a Mining Segment. Historical results of the former Mining segment are presented below for the periods prior to the sale (see Note 2).

Summarized financial information for our reportable segments is provided below. For the Strategic Investments and Corporate Segments, our chief operating decision maker (“CODM”) is our chief executive officer. For the Metals segment, our CODM is the President of Comstock Metals (“Metals President”). For our Fuels Segment, our CODM is the President of Bioleum. For the former Mining segment, our CODM was our chief financial officer (see Note 2).

The Company plans, executes and monitors each reporting segment with dedicated personnel responsible for each.

Our Metals Segment represents our business for the recycling of electrification products, primarily solar panels, into critical metals and other materials. Our Fuels Segment represents our business for growing lignocellulosic biomass and technologies for converting biomass into biointermediates and renewable fuels. Our Strategic Investments Segment includes our investments in SSOF and Green Li-ion and our Corporate Segment includes all other assets and general corporate costs. Our former Mining Segment included our gold and silver mining assets and related real estate (see Note 2) and the revenue from the Mining Segment is from leasing mineral claims and other real estate.

The Company’s total revenue for the three-months ended  September 30, 2026, consisted of the following:

	Metals	Fuels	Strategic Investments	Corporate	Mining	Total
Mining and Real Estate	$—	$—	$—	$3,000	$22,500	$25,500
Recycling	—	—	—	—	—	—
Decommissioning Services	334,560	—	—	—	—	334,560
Off-take	7,191	—	—	—	—	7,191
Total Revenue	$341,751	$—	$—	$3,000	$22,500	$367,251

The Company’s total revenue for the three-months ended  September 30, 2025, consisted of the following:

	Metals	Fuels	Strategic Investments	Corporate	Mining	Total
Mining and Real Estate	$—	$—	$—	$3,800	$30,750	$34,550
Decommissioning Services	3,845	—	—	—	—	3,845
Off-take	15,684	—	—	—	—	15,684
Total Revenue	$19,529	$—	$—	$3,800	$30,750	$54,079

The Company’s total revenue for the nine-months ended  September 30, 2026, consisted of the following:

	Metals	Fuels	Strategic Investments	Corporate	Mining	Total
Mining and Real Estate	$—	$—	$—	$12,000	$89,500	$101,500
Recycling	106,489	—	—	—	—	106,489
Decommissioning Services	694,449	—	—	—	—	694,449
Off-take	51,093	—	—	—	—	51,093
Total Revenue	$852,031	$—	$—	$12,000	$89,500	$953,531

The Company’s total revenue for the nine-months ended  September 30, 2025, consisted of the following:

	Metals	Fuels	Strategic Investments	Corporate	Mining	Total
Mining and Real Estate	$—	$—	$—	$12,900	$95,250	$108,150
Decommissioning Services	1,044,546	—	—	—	—	1,044,546
Off-take	26,744	—	—	—	—	26,744
Total Revenue	$1,071,290	$—	$—	$12,900	$95,250	$1,179,440

For the nine-months ended September 30, 2026, two customers, Atlantic Iron & Metals and Illuminate, accounted for over 10% of our revenues. For the nine-months ended September 30, 2025, one customer, RWE, accounted for over 10% of our revenues. At  September 30, 2026, three customers, Kiewit, Invenergy and Illuminate, each individually accounted for over 10% of our accounts receivable balance. At  December 31, 2025, one customer, RWE, accounted for over 10% of our accounts receivable balance. Comstock Metals had deferred revenue of $2,099,851 at December 31, 2025, billed an additional $2,770,689 to deferred revenue and recognized $320,380 of those amounts into revenue during the nine-months ended September 30, 2026. Accordingly, Comstock Metals had $4,550,160 of deferred revenue representing fees billed for recycling services that have not yet been processed and not yet recognized as revenue at  September 30, 2026 (see Note 13).

Three-Months Ended
September 30, 2026	Metals	Fuels	Strategic Investments	Corporate	Total of Segments before Mining	Mining(1)	Consolidated
Revenue	$341,751	$—	$—	$3,000	$344,751	$22,500	$367,251

Cost of goods sold	$973,312	$—	$—	$—	$973,312	$—	$973,312

Selling and marketing	$105,069	$1,054	$—	$103,627	$209,750	$—	$209,750

General and administrative	$1,805,611	$2,000,194	$3,074	$3,668,151	$7,477,030	$428,630	$7,905,660

Research and development	$978,940	$1,435,588	$—	$—	$2,414,528	$1,985	$2,416,513

Depreciation and amortization	$74,713	$634,208	$—	$8,683	$717,604	$—	$717,604

Gain on sales of properties, mineral and royalty rights	$—	$—	$—	$—	$—	$(14,018,466)	$(14,018,466)

Income (loss) from operations	$(3,595,894)	$(4,071,044)	$(3,074)	$(3,777,461)	$(11,447,473)	$13,610,351	$2,162,878

Total other income (expense), net	$(1,231)	$1,035,191	$(260,000)	$(3,702,930)	$(2,928,970)	$12,637	$(2,916,333)

Net income (loss)	$(3,597,125)	$(3,035,853)	$(263,074)	$(7,480,391)	$(14,376,443)	$13,622,988	$(753,455)

Interest Expense	$1,820	$35,288	$—	$131,198	$168,306	$413	$168,719

Equity method investment gain	$—	$—	$162,125	$—	$162,125	$—	$162,125

Capital Expenditures	$1,104,503	$—	$—	$—	$1,104,503	$—	$1,104,503
(1) Mining segment - sold on August 21, 2026 (see Note 2)

Three-Months Ended
September 30, 2025	Metals	Fuels	Strategic Investments	Corporate	Total of Segments before Mining	Mining(1)	Consolidated
Revenue	$19,529	$—	$—	$3,800	$23,329	$30,750	$54,079

Cost of goods sold	$324,397	$—	$—	$—	$324,397	$—	$324,397

Selling and marketing	$22,430	$196,570	$—	$19,474	$238,474	$—	$238,474

General and administrative	$761,237	$1,835,810	$3,903	$2,739,323	$5,340,273	$531,264	$5,871,537

Research and development	$66,405	$2,133,595	$—	$27,908	$2,227,908	$1,930	$2,229,838

Depreciation and amortization	$63,931	$1,035,197	$—	$20,147	$1,119,275	$42,971	$1,162,246

Loss on intangible assets impairment	$—	$—	$—	$9,333	$9,333	$—	$9,333

Loss on property, plant and equipment impairment	$30,480	$—	$—	$—	$30,480	$402,931	$433,411

Loss from operations	$(1,249,351)	$(5,201,172)	$(3,903)	$(2,812,385)	$(9,266,811)	$(948,346)	$(10,215,157)

Total other income (expense), net	$1,391	$789,651	$—	$(3,239,948)	$(2,448,906)	$(224,273)	$(2,673,179)

Net loss	$(1,247,960)	$(4,411,521)	$(3,903)	$(6,052,333)	$(11,715,717)	$(1,172,619)	$(12,888,336)

Interest Expense	$—	$—	$—	$335,251	$335,251	$825	$336,076

Equity method investment loss	$—	$(24,000)	$—	$—	$(24,000)	$—	$(24,000)

Capital Expenditures	$18,488	$901,129	$—	$1,000	$920,617	$—	$920,617
(1) Mining segment - sold on August 21, 2026 (see Note 2)

Nine-Months Ended
September 30, 2026	Metals	Fuels	Strategic Investments	Corporate	Total of Segments before Mining	Mining(1)	Consolidated
Revenue	$852,031	$—	$—	$12,000	$864,031	$89,500	$953,531

Cost of goods sold	$2,742,019	$—	$—	$—	$2,742,019	$—	$2,742,019

Selling and marketing	$251,917	$6,001	$—	$659,930	$917,848	$—	$917,848

General and administrative	$4,568,588	$6,706,386	$7,799	$8,456,809	$19,739,582	$1,376,423	$21,116,005

Research and development	$2,052,480	$4,740,207	$—	$—	$6,792,687	$4,431	$6,797,118

Depreciation and amortization	$213,579	$2,844,234	$—	$29,537	$3,087,350	$42,398	$3,129,748

Loss on intangible assets impairment	$—	$13,648,042	$—	$—	$13,648,042	$—	$13,648,042

Loss on property, plant and equipment impairment	$—	$1,736,481	$—	$—	$1,736,481	$—	$1,736,481

Gain on sales of properties, mineral and royalty rights	$—	$—	$—	$—	$—	$(15,418,476)	$(15,418,476)

Income (loss) from operations	$(8,976,552)	$(29,681,351)	$(7,799)	$(9,134,276)	$(47,799,978)	$14,084,724	$(33,715,254)

Total other income (expense), net	$(3,618)	$995,313	$(260,000)	$(2,734,369)	$(2,002,674)	$112,655	$(1,890,019)

Net income (loss)	$(8,980,170)	$(28,686,038)	$(267,799)	$(11,868,645)	$(49,802,652)	$14,197,379	$(35,605,273)

Interest Expense	$4,311	$178,643	$—	$354,362	$537,316	$1,802	$539,118

Equity method investment loss	$—	$(48,000)	$(78,435)	$—	$(126,435)	$—	$(126,435)

Capital Expenditures	$8,045,052	$64,314	$—	$—	$8,109,366	$—	$8,109,366
(1) Mining segment - sold on August 21, 2026 (see Note 2)

Nine-Months Ended
September 30, 2025	Metals	Fuels	Strategic Investments	Corporate	Total of Segments before Mining	Mining(1)	Consolidated
Revenue	$1,071,290	$—	$—	$12,900	$1,084,190	$95,250	$1,179,440

Cost of goods sold	$2,025,194	$—	$—	$—	$2,025,194	$—	$2,025,194

Selling and marketing	$47,780	$319,459	$—	$380,160	$747,399	$—	$747,399

General and administrative	$1,958,875	$3,533,978	$9,654	$6,637,639	$12,140,146	$1,116,021	$13,256,167

Research and development	$139,206	$6,932,592	$—	$578,916	$7,650,714	$3,687	$7,654,401

Depreciation and amortization	$190,060	$1,791,229	$—	$59,439	$2,040,728	$133,594	$2,174,322

Loss on intangible assets impairment	$—	$—	$—	$9,333	$9,333	$—	$9,333

Loss on property, plant and equipment impairment	$30,480	$—	$—	$—	$30,480	$402,931	$433,411

Gain on sales of properties, mineral and royalty rights	$—	$—	$—	$—	$—	$(200,000)	$(200,000)

Loss from operations	$(3,320,305)	$(12,577,258)	$(9,654)	$(7,652,587)	$(23,559,804)	$(1,360,983)	$(24,920,787)

Total other income (expense), net	$1,390	$1,628,564	$400,170	$(4,951,106)	$(2,920,982)	$(1,967,441)	$(4,888,423)

Net income (loss)	$(3,318,915)	$(10,948,694)	$390,516	$(12,603,693)	$(26,480,786)	$(3,328,424)	$(29,809,210)

Interest Expense	$—	$187,845	$—	$1,578,816	$1,766,661	$2,621	$1,769,282

Equity method investment loss	$—	$(6,562)	$—	$—	$(6,562)	$—	$(6,562)

Acquisitions to intangible assets	$—	$20,915,617	$—	$—	$20,915,617	$—	$20,915,617

Capital Expenditures	$297,479	$1,331,710	$—	$1,000	$1,630,189	$—	$1,630,189
(1) Mining segment - sold on August 21, 2026 (see Note 2)

As of September 30, 2026	Metals	Fuels	Strategic Investments	Corporate	Total of Segments before Mining	Mining(1)	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$298,891	$572,642	$—	$38,583,320	$39,454,853	$—	$39,454,853

Accounts receivable	$592,195	$74,118	$—	$—	$666,313	$—	$666,313

Other current assets	$20,464	$111,176	$—	$427,144	$558,784	$—	$558,784

Assets held for sale	$—	$—	$7,058,933	$—	$7,058,933	$—	$7,058,933

Total current assets	$911,550	$757,936	$7,058,933	$39,010,464	$47,738,883	$—	$47,738,883

Non-current Assets:
Restricted cash	$—	$—	$—	$4,000,000	$4,000,000	$—	$4,000,000

Investments	$—	$—	$71,495,045	$—	$71,495,045	$—	$71,495,045

Properties, plant and equipment, net	$17,899,371	$12,085,050	$—	$115,904	$30,100,325	$—	$30,100,325

Intangible assets, net and goodwill	$—	$10,800,376	$—	$—	$10,800,376	$—	$10,800,376

Other assets	$7,374,843	$4,321,922	$—	$6,654,756	$18,351,521	$—	$18,351,521

TOTAL ASSETS	$26,185,764	$27,965,284	$78,553,978	$49,781,124	$182,486,150	$—	$182,486,150
(1) Mining segment - sold on August 21, 2026 (see Note 2)

As of December 31, 2025	Metals	Fuels	Strategic Investments	Corporate	Total of Segments before Mining	Mining(1)	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$183,458	$7,193,320	$—	$9,425,807	$16,802,585	$149,060	$16,951,645

Accounts receivable	$287,874	$1,000,000	$—	$—	$1,287,874	$(152)	$1,287,722

Derivative assets	$—	$—	$—	$1,960,796	$1,960,796	$—	$1,960,796

Other current assets	$96,180	$192,684	$—	$166,977	$455,841	$1,975	$457,816

Total current assets	$567,512	$8,386,004	$—	$11,553,580	$20,507,096	$150,883	$20,657,979

Non-current Assets:
Investments	$—	$1,079,371	$38,426,065	$—	$39,505,436	$—	$39,505,436

Properties, plant and equipment, net	$2,387,121	$13,654,137	$6,328,338	$355,841	$22,725,437	$7,160,772	$29,886,209

Intangible assets, net and goodwill	$—	$26,450,542	$—	$—	$26,450,542	$—	$26,450,542

Other assets	$13,563,776	$13,300,742	$730,596	$9,400,000	$36,995,114	$16,109,357	$53,104,471

TOTAL ASSETS	$16,518,409	$62,870,796	$45,484,999	$21,309,421	$146,183,625	$23,421,012	$169,604,637
(1) Mining segment - sold on August 21, 2026 (see Note 2)

NOTE 16         RELATED PARTY TRANSACTIONS

The following related party transactions occurred during the nine-months ended September 30, 2026 and 2025.

TRANSACTIONS INVOLVING SIERRA SPRINGS OPPORTUNITY FUND, INC.

At December 31, 2025, the Company had advances to SSOF of $9,400,000.

During the three-months ended March 31, 2026, the Company advanced an additional $5,750,000. On March 26, 2026, all advances, totaling $15,150,000 were contributed in exchange for 23,307,692 shares of SSOF common stock at $0.65 per share. On April 30, 2026, the Company converted accrued interest from advances of $237,415 to 365,255 additional shares of SSOF common stock at $0.65 per share. As of September 30, 2026, the Company subscribed to and invested an additional $13,640,000 for 20,984,615 additional shares of SSOF common stock at $0.65 per share. These investments increased the Company's ownership to 47.63% (see Notes 3 and 4).

At  September 30, 2026 and December 31, 2025, the Company owns 55,893,673 and 11,236,111, respectively, in SSOF shares of common stock, representing an ownership of 47.63% and 16.99%, respectively, on a fully diluted, if converted basis. SSOF is a qualified opportunity zone fund, which owns 100% of Sierra Springs Enterprises Inc. (“SSE”), a qualified opportunity zone business (see also Notes 3 and 4). SSE and its subsidiaries own or control over 2,200 acres of land, leased manufacturing facilities, significant junior and other water rights, sewer rights and owns and operates SCP and the Silver Springs Regional Airport LLC.

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

In the third quarter of 2026, the Company committed to explore a sale of certain industrial and commercial land and water rights located in Lyon County, Nevada. These assets are held by two wholly owned subsidiaries of the Company and the Company is exploring monetizing these assets are through an asset exchange, not a cash sale. The Company would transfer its ownership interest in these entities and in return, would receive SSOF’s ownership interests in the entities that own the 600 and 800 Lake properties in Silver Springs, Nevada, plus additional equity in SSOF, who then plans on exploring monetization of the aggregated powered land portfolio. The Company currently leases the 600 and 800 Lake properties from SSOF affiliates for its Metals operations (see Note 8). SSOF is a related party of the Company (see Note 16).

The Company expects any exchange to close in the fourth quarter of 2026. The wholly owned subsidiaries of the Company hold no assets other than the land and water rights and have no third party liabilities.

The Company's chief executive officer has not received compensation from either SSOF or SSE.

TRANSACTIONS INVOLVING FLUX PHOTON

On September 7, 2021, the Company entered into an asset purchase agreement with Flux Photon, as amended on December 10, 2021, December 28, 2023 and May 21, 2025 (as amended, the “FPC Asset Purchase Agreement”), pursuant to which the Company acquired certain intellectual property and related photocatalysis laboratory equipment (the “Flux Photon Assets”). The Company's former chief technology officer, former director of the Company and former chief executive officer of Bioleum, is also the owner of 100% of the outstanding common stock of Flux Photon and as such was the indirect beneficiary of all payments made to Flux Photon pursuant to the FPC Asset Purchase Agreement. Additional information regarding the FPC Asset Purchase Agreement is included in Note 21 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Payable to Flux Photon (see Note 7)

Pursuant to the 2025 FPC Asset Purchase Agreement Amendment, the Company is required to pay an additional $6,050,000 cash commitment to Flux Photon for the remaining Earn Out due on the FPC Asset Purchase Agreement. A portion of this remaining obligation to be paid by either the Company, at a rate equal to $120,000 per month for 18 months, and $60,000 per month thereafter, or Bioleum, at a rate of 2% of financing raised by itself, until such time as the entire remaining amount is paid in full settlement of the remaining Earn Out by both the Company and Bioleum. As of  September 30, 2026 and December 31, 2025, the Company has paid $2,200,000 and $1,000,000, respectively, directly toward that obligation with the remaining $3,850,000 required to satisfy the Flux Photon cash obligation. Since the payments are not interest bearing, the Company calculated the implied interest of $1,581,383 on the future cash payments using an implied interest rate of 9.76% which was recognized as a discount on the obligation of $6,050,000 to be recognized over the payment term. As of September 30, 2026, the liability has a balance of $2,918,285, net of imputed interest, consisting of a short-term payable of $570,961 (see Note 7) and long-term payable of $2,347,324 in Flux Photon payable in the condensed consolidated balance sheet for future payments due under the 2025 FPC Asset Purchase Agreement Amendment. For the three-months ended September 30, 2026 and 2025, the Company recognized interest expense of $100,683 and $136,119, respectively, which represents the amortization of the discount that was recognized on the date of the agreement since the payable associated with the commitment is non-interest bearing. For the nine-months ended September 30, 2026 and 2025, the Company recognized interest expense of $319,953 and $197,641, respectively.

	As of September 30, 2026	As of December 31, 2025
Flux Photon earn out (see Note 12)	$—	$5,273,813
Payable to Flux Photon	2,918,285	3,793,487
Total Flux Photon payable	$2,918,285	$9,067,300
Less: current payable	(570,961)	(1,143,412)
Long-term Flux Photon payable	$2,347,324	$7,923,888

BIOLEUM FOUNDERS SHARES

On May 22, 2025, Bioleum issued 2.0 million Series 2 Convertible Preferred Shares to the eleven foundational Bioleum leaders (the “Founder’s Group”) in exchange for the assignment of developed technologies. A member of the Founders Group is an immediate family member of the Company's chief executive officer. Additionally, the Founder’s Group included two former officers of the Company and one former officer and director of the Company (see Note 9).

TRANSACTIONS INVOLVING COMSTOCK METALS

In 2023, the Company acquired a metal recycling furnace from the Metals President for a $375,000 payable from a portion of future excess cash flows. As of   September 30, 2026, and December 31, 2025, the furnace is included in property, plant, and equipment, net, and the related obligation is recorded in other long-term liabilities. For the  three-months ended September 30, 2026 and 2025, the Company recognized depreciation expense of $4,688 on the furnace. For the  nine-months ended September 30, 2026 and 2025, the Company recognized depreciation expense of $14,064 on the furnace.

On December 22, 2025, Comstock Metals, a wholly owned subsidiary of the Company, entered into a Profit Interest Award Agreement with the Metals President. Pursuant to the agreement, all units vest on achieving a performance condition for the sale and/or liquidation of Comstock Metals if the Metals President remains employed through December 22, 2030. As of September 30, 2026, no expense has been recognized since the performance condition is not probable.

TRANSACTIONS INVOLVING COMSTOCK METALS AND SSOF

SCP, a wholly owned subsidiary of SSE, owns the demonstration buildings at 600 Lake Avenue, Silver Springs, Nevada that Comstock Metals leased on August 15, 2023. SCP also owns a second, industrial scale building at 600 Lake Avenue, Silver Springs, Nevada that Comstock Metals leased on July 1, 2024 (see Note 8). Downtown Silver Springs II LLC (“DTSSII), another wholly owned subsidiary of SSE, owns the land at 800 Lake Avenue, Silver Springs, Nevada that Comstock Metals leased on November 1, 2025 (see Note 8). The Company's chief executive officer is an executive and director of SCP and DTSSII.

NOTE 17         SUBSEQUENT EVENTS

On October 1, 2026 and October 9, 2026, the Company invested an additional $1,500,000 for 2,307,692 additional shares of SSOF common stock at $0.65 per share increasing our ownership to 48.64%. The proceeds were immediately used by SSE to purchase contiguous lands in Silver Springs, Nevada.

On October 9, 2026, the Company deposited $2.0 million into the escrow for the Great Basin Guaranty (see Note 9).

On November 4, 2026, the Company issued a press release announcing that the Company’s Board of Directors authorized a share repurchase program (the “Program”), inter alia. pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase not to exceed 15,000,000 shares, representing approximately 19.7% of its presently issued and outstanding common stock. The manner, timing, price and volume of repurchases will be determined by the Company at its discretion, subject to market conditions, relevant securities laws and other factors. All common stock repurchased by the Company will become treasury stock. The Program may be modified, suspended or discontinued at any time. The Program does not obligate the Company to purchase any particular number of shares, and there is no guarantee as to the exact number of shares to be repurchased by the Company, if any.

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

OVERVIEW

Comstock develops technologies and supply chains that convert under-utilized waste and natural resources into clean energy and clean-energy materials, including electrification metals and minerals recovered from end-of-life solar panels. We operate in four reportable segments: Metals, Fuels, Strategic Investments and Corporate. Mining was a reportable segment through August 21, 2026. Segment financial information appears in Note 15 to the accompanying condensed consolidated financial statements and includes the historical information for the recently divested Mining segment which was sold on August 21, 2026.

At September 30, 2026, Comstock owns 47.63% of Sierra Springs Opportunity Fund, Inc. (“SSOF”), a qualified opportunity zone fund that owns 100% of Sierra Springs Enterprises Inc. (“SSE”). In October 2026, the Company invested an additional $1,500,000 for 2,307,692 additional shares of SSOF common stock at $0.65 per share increasing our ownership in SSOF to 48.64%. SSE and its subsidiaries own or controls over 2,200 acres of mostly contiguous industrial, commercial and residential lands, water rights, leased manufacturing facilities, an operating regional airport and dedicated natural gas pipeline access representing prospective (“powered lands”) plans for industrial-scale developments.

Comstock owns 77.00% of Bioleum Corporation (“Bioleum”) that seeks innovate renewable energy solutions, primarily from dedicated energy crops from Bioleum's wholly-owned Hexas Biomass Inc. (“Hexas”) and other forms of underutilized biomass.

Metals Segment

Comstock Metals is our primary commercial growth platform. We are building a domestic solar-panel recycling and metal extraction business and critical metals supply chain designed to recover industrial metals at scale, supported by:

•

An operating, first-of-its-kind, industry-scale recycling and upgrading facility now operating continuously, with additional production facilities planned for Ohio, Texas and the southeastern and southwestern part of the U.S.;

•	Two operating storage and logistics facilities in California and Ohio;
•	A demonstration-scale recycling facility in northern Nevada; and
•	A pilot-scale metal-extraction process in Alabama.

The pilot-scale metal-extraction process is designed to recover additional, higher-value metals, initially and primarily silver, from the industrial secondary materials (“tailings”) generated by our recycling operations.

From 2024 through 2026, our permitted demonstration-scale facility generated revenue from decommissioning services, panel recycling and processing, and sales of recovered materials, including aluminum, glass, and precious and other metals. For the nine-months ended September 30, 2026 and 2025, this facility generated revenue of approximately $0.9 million and $1.1 million, respectively.

Comstock Metals is fully permitted for its first industry-scale production facility, located on the same campus as the demonstration facility. The facility is designed to recycle up to 3.3 million panels (approximately 100,000 tons) per year, per production line, and began operating continuously in late September 2026. The subsequent recycling facilities have now been designed to phase the scale ups starting at approximately 825,000 panels (approximately 25,000 tons) per year. This enables more efficient capital deployment and expedient scaling up to the 100,000 tons. Over the next five years, we plan to build and operate at least four more similar facilities in the United States.

Fuels Segment — Bioleum

Bioleum operates our Fuels segment and is developing technology to produce renewable fuels — including biointermediate oils, cellulosic ethanol, gasoline, renewable diesel, and sustainable aviation fuel — from our proprietary, dedicated energy crops and woody biomass, under an integrated "farm to fuel" model.

Bioleum's fuels are designed for low carbon-intensity scores and competitive yields per dry metric ton of feedstock, depending on feedstock, site conditions, and other process parameters. A key part of Bioleum's strategy is its proprietary XanoGrass™ feedstock, previously grown at pilot sites in Europe and Asia, together with its Wisconsin facility and two U.S. pilot farms.

In December 2025, Bioleum acquired Hexas and substantially all of the patents and other intellectual property of RenFuel K2B AB (“RenFuel IP”), including RenFuel's patented catalytic esterification process. Hexas provides access to purpose-grown energy crops, with yields of 25 to 30 dry metric tons per acre per year.

Bioleum continues to operate various pilot and demonstration facilities in Madison, Wisconsin, where it works to advance process readiness, stabilize yields, and reduce carbon intensity and cost, including through partnerships with the Idaho National Laboratory, the National Laboratory of the Rockies, the Massachusetts Institute of Technology, and the University of Wisconsin, among others. In 2026, Bioleum cancelled the Tulsa lease. Bioleum also recognized impairment losses of $16,415,894 consisting of impairments on intangibles of $13,648,042, impairments on properties, plant and equipment of $1,736,481 and impairments on investments of $1,031,371.

Mining Segment

On June 21, 2026, and amended on August 13, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mackay Precious Metals Inc. (“Mackay”) and Mackay Gold & Silver Corp., a British Columbia corporation (“Mackay Parent”), pursuant to which the Company agreed to sell all of its rights, titles, and interest in and to the membership interests in Comstock Mining LLC, Comstock Processing LLC, and Comstock Exploration and Development LLC (each a Nevada limited liability company), and all of the issued and outstanding shares of capital stock of Comstock Real Estate Inc., a Nevada corporation whose primary asset is the Gold Hill Hotel that resides within the boundaries of the Comstock mining district (collectively, the “Acquired Interests”), to Mackay. The entities whose interests comprise the Acquired Interests (collectively, the “Acquired Entities”) own or control properties in Lyon and Storey Counties, Nevada. This sale does not include our real estate in Silver Springs, Nevada.

On August 21, 2026, the Company completed the sale of the Acquired Interests and Acquired Entities to Mackay for the following consideration:

•	$20,000,000 in cash (the “Initial Payment”) received on August 21, 2026;
•	2,000,000 shares of Mackay Parent common stock received on August 21, 2026;
•	$7,000,000 due and payable within eighteen (18) months following June 21, 2026 (the “Second Tranche Payment”), which may be paid partially in shares (for up to $2.0 million of the consideration) of Mackay Parent common stock under certain conditions based on the volume-weighted average trading price of Mackay Parent’s common stock;
•	Assumption of all associated reclamation obligations and the associated surety bond deposits and collateral;
•	A contingent payment of $10,000,000 in cash payable if, within seven (7) years after the Closing Date, Mackay or Mackay Parent makes a Construction Decision or a Change of Control occurs (the “Contingent Payment”); and
•	A 1.5% NSR royalty on minerals produced from the properties subject to certain conditioned repurchase rights.

Mackay retained the right to repurchase 100% of the NSR Royalty at any time for a payment of $3,500,000, provided that if the seven-year period for the payment of the Contingent Payment has lapsed without the payment of the Contingent Payment, then the royalty buyout payment shall be increased to $7,000,000. The Second Tranche Payment is secured by a Deed of Trust on the properties owned by the Acquired Entities and bears interest at the rate of twelve percent (12%) per annum after its due date.

Strategic Investments Segment

Our Strategic Investments segment holds minority equity and equity-linked positions that support our Metals business, including:

•

SSOF — a qualified opportunity zone fund that owns 100% of SSE. SSE and its subsidiaries hold approximately 2,200 acres of land, two manufacturing facilities, senior, junior, and effluent water rights, sewer rights, and the Silver Springs Regional Airport LLC — located near the intersections of Highway 50, State Route 439, Interstate 95 and the Tahoe Reno and Northern Nevada Industrial Centers. As of September 30, 2026, we owned 55,893,673 shares of SSOF common stock, representing an ownership of 47.63%.

•	Silver Springs, NV properties — We directly own 98.51 acres of industrial land and 160 acres of commercial land, both centrally located in Silver Springs, near the Silver Springs Regional Airport, along with a portfolio of water rights that have all been classified as assets held for sale at September 30, 2026.
•	Mackay Parent — a precious metal junior exploration company. We directly own 2,000,000 common shares of Mackay Parent that are contractually restricted until February 21, 2028. We intend to sell these shares subsequent to the expiration of the restrictions.
•

Green Li-ion Pte. LTD— a lithium-ion battery component recycler and remanufacturer. A wholly owned subsidiary owns 35,662 Green Li-ion preferred shares, representing 11.98% of Green Li-ion. We intend to sell these shares in connection with a future liquidity event at Green Li-ion.

COMPARATIVE FINANCIAL INFORMATION

Below we set forth a summary of comparative financial information for the three-months ended September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025	Change
Revenue	$367,251	$54,079	$313,172

Cost of goods sold	973,312	324,397	648,915

Operating Expenses:
Selling, general and administrative expenses	8,115,410	6,110,011	2,005,399
Research and development	2,416,513	2,229,838	186,675
Depreciation and amortization	717,604	1,162,246	(444,642)
Loss on intangible assets impairment	—	9,333	(9,333)
Loss on property, plant and equipment impairment	—	433,411	(433,411)
Gain on sales of properties, mineral and royalty rights	(14,018,466)	—	(14,018,466)
Total operating expenses	(2,768,939)	9,944,839	(12,713,778)

Income (loss) from operations	2,162,878	(10,215,157)	12,378,035

Other Income (Expense):
Interest expense	(168,719)	(336,076)	167,357
Interest income	406,854	312,862	93,992
Loss on investments	(260,000)	—	(260,000)
Change in fair value of derivative instruments	(3,104,000)	(1,243,382)	(1,860,618)
Gain on conversion of debt	—	242,664	(242,664)
Loss on debt extinguishment	—	(2,767,887)	2,767,887
Change in fair value of SAFE Note	—	900,000	(900,000)
Other income (expense)	209,532	218,640	(9,108)
Total other income (expense), net	(2,916,333)	(2,673,179)	(243,154)

Net loss	$(753,455)	$(12,888,336)	$12,134,881

RESULTS OF OPERATIONS

Three-Months Ended September 30, 2026 Compared to Three-Months Ended September 30, 2025

Revenues for the three-months ended September 30, 2026 increased by $313,172 to $367,251 from $54,079 for the comparable 2025 period, primarily due to higher revenues from our Metals Segment of $322,222 attributed to higher solar decommissioning services.

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

Cost of goods sold for the three-months ended September 30, 2026 increased $648,915 primarily due to the commissioning and startup of operations and associated labor for our first commercial metal recycling facility.

Selling, general and administrative expense for the three-months ended September 30, 2026 increased by $2,005,399 to $8,115,410 from $6,110,011 in the comparable 2025 period, primarily as a result of higher employee-related costs of $1,352,877 due to higher headcount in 2026 compared to 2025 as we ramp up our commercial metals recycling operations and accrual of annual incentive plans in 2026 of $252,834. Increase is also attributed to higher legal fees of $747,229, higher stock-based compensation expense of $612,912, higher rent expense of $295,648, higher consulting fees of $258,955, higher director fees of $250,240, and higher insurance expense of $83,780; offset by lower mining exploration, development and safety costs of $1,120,250, gain of $473,695 for the cancellation of the Bioleum Tulsa lease and lower permits and license expenses of $154,309.

Research and development expenses for the three-months ended September 30, 2026 increased by $186,675 to $2,416,513 from $2,229,838 in the comparable 2025 period, primarily related to higher costs attributed to the metal extraction development project costs of $725,770 and higher employee-related costs of $432,809 offset by lower research and development costs for renewable fuel projects of $983,920.

Depreciation and amortization for the three-months ended September 30, 2026 decreased by $444,642 to $717,604 from $1,162,246 in the comparable 2025 period. The decrease is primarily related to lower amortization for impaired intangible assets in 2026.

In 2025, loss on intangible assets impairment and loss on properties, plant and equipment impairment were $9,333 and $433,411, respectively, which was attributed to the impairment of intangible assets and equipment in 2025.

In 2026, gain on sales of properties, mineral and royalty rights of $14,018,466 was attributed to the sale of mining interests (see Note 2 of the Notes to the Condensed Consolidated Financial Statements).

Interest expense for the three-months ended September 30, 2026 decreased by $167,357 to $168,719 from $336,076 in the comparable 2025 period, primarily due to lower interest and related amortization in 2026 compared to 2025 due to the payoff of debt obligations.

Interest income for the three-months ended September 30, 2026 increased by $93,992 to $406,854 from $312,862 in the comparable 2025 period, primarily due to higher interest income related to higher interest earned on higher average cash balances and accretion of the discount on the Mackay long-term receivable of $87,350.

The loss on investments of $260,000 was attributed to the change in fair value of our investment in Mackay Parent common stock (see Notes 3 and 12 of the Notes to the Condensed Consolidated Financial Statements).

Change in the fair value of our derivative instruments for the three-months ended September 30, 2026 increased by $1,860,618 to a loss of $3,104,000 from a loss of $1,243,382 in the comparable 2025 period, resulting from a change in the Company's share price in connection with potential make whole obligations for minimum value commitments on the Company’s common stock and the change in fair value of conversion option derivatives. The 2026 loss of $3,104,000 was attributed to the Flux Photon derivative liability. The 2025 loss of $1,243,382 was attributed to the Flux Photon, Kips Bay, Haywood, Georges Trust and Alvin derivatives.

In 2025, the gain on the conversion of debt to equity of $242,664 was attributed to the 2025 Kips Bay Note.

In 2025, loss on debt extinguishment of $2,767,887 resulted from the 2025 Kips Bay Note payoff of $1,795,883 and note and warrant amendments for GHF and Alvin Fund Notes of $972,004.

In 2025, we recognized an unrealized gain on the change in the fair value of our SAFE Note of $900,000 related to the Marathon agreement.

Other income for the three-months ended September 30, 2026 was $209,532, primarily consisting of gains from our equity method investments of $162,125.

Other income for the three-months ended September 30, 2025 was $218,640, primarily consisting of unrealized gain on fair value change on the AST and Haywood non-trade receivables of $200,238.

COMPARATIVE FINANCIAL INFORMATION

Below we set forth a summary of comparative financial information for the nine-months ended September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025	Change
Revenue	$953,531	$1,179,440	$(225,909)

Cost of goods sold	2,742,019	2,025,194	716,825

Operating Expenses:
Selling, general and administrative expenses	22,033,853	14,003,566	8,030,287
Research and development	6,797,118	7,654,401	(857,283)
Depreciation and amortization	3,129,748	2,174,322	955,426
Loss on intangible assets impairment	13,648,042	9,333	13,638,709
Loss on property, plant and equipment impairment	1,736,481	433,411	1,303,070
Gain on sales of properties, mineral and royalty rights	(15,418,476)	(200,000)	(15,218,476)
Total operating expenses	31,926,766	24,075,033	7,851,733

Loss from operations	(33,715,254)	(24,920,787)	(8,794,467)

Other Income (Expense):
Interest expense	(539,118)	(1,769,282)	1,230,164
Interest income	1,490,664	563,671	926,993
Loss on investments	(260,000)	—	(260,000)
Loss on investment impairment	(1,031,371)	—	(1,031,371)
Loss on sale of note receivable	(403,217)	—	(403,217)
Change in fair value of derivative instruments	(2,228,177)	433,991	(2,662,168)
Loss on conversion of debt	—	(3,088,167)	3,088,167
Loss on debt extinguishment	—	(2,767,887)	2,767,887
Gain on extinguishment of liability	—	845,000	(845,000)
Change in fair value of SAFE Note	1,100,000	900,000	200,000
Other income (expense)	(18,800)	(5,749)	(13,051)
Total other income (expense), net	(1,890,019)	(4,888,423)	2,998,404

Net loss	$(35,605,273)	$(29,809,210)	$(5,796,063)

RESULTS OF OPERATIONS

Nine-Months Ended September 30, 2026 Compared to Nine-Months Ended September 30, 2025

Revenues for the nine-months ended September 30, 2026 decreased by $225,909 to $953,531 from $1,179,440 for the comparable 2025 period, primarily attributed to lower decommissioning revenues from our Metals Segment of $219,259 resulting from a large emergency decommissioning that occurred in first quarter of 2025.

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

Cost of goods sold for the nine-months ended September 30, 2026 increased $716,825 primarily due to the commissioning and startup of operations and associated labor for our first commercial metal recycling facility.

Selling, general and administrative expense for the nine-months ended September 30, 2026 increased by $8,030,287 to $22,033,853 from $14,003,566 in the comparable 2025 period, primarily as a result of higher employee-related costs of $4,175,519 due to higher headcount in 2026 compared to 2025 as we ramp up our metals recycling commercial operations and biofuels development businesses and accrual of annual incentive plans in 2026 of $656,877, compared to a prior year adjustment to lower the accrued incentive compensation for $700,000, and higher rent expense of $804,723 due to leasing our industry-scale metal recycling facility in Silver Springs, NV, our renewable fuels pilot facilities in Madison, WI, and the Tulsa lease for Fuels, offset by a gain of $473,695 for the cancellation of that Tulsa lease. Increase is also attributed to higher legal fees of $1,149,587, higher consulting fees of $861,448, higher stock-based compensation of $719,624, higher director fees of $631,937, higher insurance expense of $266,884, higher marketing expense of $215,493, higher utilities of $197,362 and higher dues and subscription expense of $178,967; offset by lower mining exploration, development and safety costs of $1,565,498.

Research and development expenses for the nine-months ended September 30, 2026 decreased by $857,283 to $6,797,118 from $7,654,401 in the comparable 2025 period, primarily related to lower research and development costs for renewable fuel associated projects of $1,962,353, lower rent expense of $1,565,727 attributed to the AST research and development rent of $1,487,476 paid in common stock in March 2025 and lower consulting expense of $177,000; offset by higher costs attributed to the metal extraction development project of $1,791,360 and higher employee-related costs of $989,122 due to higher headcount in 2026 compared to 2025.

Depreciation and amortization for the nine-months ended September 30, 2026 increased by $955,426 to $3,129,748 from $2,174,322 in the comparable 2025 period, primarily from higher amortization for intangible asset additions in 2025 and higher depreciation for property, plant and equipment additions in 2025 including the Bioleum Madison facility.

In 2026, we recognized a loss on impairment of intangible assets associated with the Bioleum acquisition of $13,648,042. The Company concluded that its plans for advanced lignocellulosic biomass and other decarbonizing solutions no longer considered the use of certain Flux Photon and Fenix developed technologies, acquired in 2021 and 2025, relevant. In 2025, loss on intangible assets impairment of $9,333 was attributed to the impairment of intangible assets in 2025 (see Note 6 of the Notes to the Condensed Consolidated Financial Statements).

In 2026, we recognized a loss on impairment of property, plant and equipment of $1,736,481 associated with Bioleum related development activities. In 2025, loss on properties, plant and equipment impairment of $433,411 was attributed to the impairment of equipment in 2025 (see Note 5 of the Notes to the Condensed Consolidated Financial Statements).

In 2026, we recognized a gain on sales of properties, mineral and royalty rights of $14,018,466 attributed to the sale of mining interests and also recognized a gain on the sale of royalty rights of $1,400,010. In 2025, we recognized a gain on sale of mineral rights of $200,000 (see Note 2 of the Notes to the Condensed Consolidated Financial Statements).

Interest expense for the  nine-months ended  September 30, 2026 decreased by $1,230,164 to  $539,118 from  $1,769,282 in the comparable 2025 period, primarily due to lower interest and amortization in 2026 compared to 2025 due to the payoff of obligations.

Interest income for the nine-months ended September 30, 2026 increased by $926,993 to $1,490,664 from $563,671 in the comparable 2025 period, primarily due to higher interest income related to interest earned on higher average cash balances and $237,415 of interest income related to the SSOF advances (see Note 4 of the Notes to the Condensed Consolidated Financial Statements).

The loss on investments of $260,000 was attributed to the change in fair value of our investment in Mackay Parent common stock (see Notes 3 and 12 of the Notes to the Condensed Consolidated Financial Statements).

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

Change in the fair value of our derivative instruments for the nine-months ended September 30, 2026 decreased by $2,662,168 to a loss of $2,228,177 from a gain of $433,991 in the comparable 2025 period, resulting from a change in the Company's share price in connection with potential make whole obligations for minimum value commitments on the Company’s common stock and the change in fair value of conversion option derivatives. The 2026 net loss of $2,228,177 was attributed to the Flux Photon, Georges Trust and Alvin Fund derivatives. The 2025 gain of $433,991 was attributed to the Flux Photon, LINICO acquisition-related payable, AST, Georges Trust, Alvin, Haywood and 2025 Kips Bay convertible debt derivatives.

In 2025, the loss on the conversion of debt to equity of $3,088,167 was attributed to the 2025 Kips Bay Note.

In 2025, loss on debt extinguishment of $2,767,887 resulted from the 2025 Kips Bay Note payoff of $1,795,883 and note and warrant amendments for GHF and Alvin Fund Notes of $972,004.

In 2025, the gain on extinguishment of liability of $845,000 was attributed to the restructuring of LINICO acquisition-related payable.

In 2026, we recognized an unrealized gain on the change in the fair value of our SAFE Note of $1,100,000 related to the Marathon agreement. In 2025, we recognized an unrealized gain on the change in the fair value of our SAFE Note of $900,000 related to the Marathon agreement.

Other expense for the nine-months ended September 30, 2026 was $18,800, primarily consisting of losses from our equity method investments of $126,435.

Other expense for the nine-months ended September 30, 2025 was $5,749, primarily consisting of unrealized loss on fair value change on the AST and Haywood non-trade receivables of $66,245.

OUTLOOK

Our Metals business continues to advance and is positioned to expand into material upgrades (e.g., glass products) and metal extractions (e.g., silver, aluminum, additional glass and silica, etc.) beyond our original plans.

We have also completed the sale of our mining assets while pursuing the monetization and value growing opportunities, most likely with strategic partners, for our industrial powered lands held by SSOF. The Company has also facilitated the restructuring and streamlining of the Bioleum organization while pursuing non-dilutive capital sources to fund their proprietary feedstocks and conversion technologies.

The Company’s corporate objectives for 2026 include:

•	Realign, aggregate and position our ownership in SSOF for high-value monetization;
•	Secure sufficient power for hyper-scale data center and other developments on SSOF properties; and
•	Advance the monetization of all other legacy, non-core real estate and non-core investments.

The Company successfully monetized its legacy mineral and mining properties, plants and equipment, and eliminated all reclamation and related mining liabilities. The Company continues monetizing its portfolio of non-core assets, simplifying its business and further enhancing its liquidity.

Comstock Metals

In August 2026, Comstock Metals commissioned its first industry-scale solar-recycling facility in northern Nevada and in September 2026, began continuous operations as the final phase of commissioning. We have also developed a pilot-scale metal-recovery facility to better recover the metal containing tailings generated by our recycling operations.

We have also identified a site for our second facility in central Ohio, with plans for potential sites for a third location in Texas, a fourth location in the south eastern part of the U.S. and a fifth location in southern Nevada. Each industry-scale facility is designed to recycle up to 3.3 million panels (approximately 100,000 tons) per year, per production line, and have now been modified to phase the scale up to start the recycling at approximately 825,000 panels (approximately 25,000 tons) per year in a manner that enables more efficient capital deployment and more expedient scaling to approximately 100,000 tons. We continue to evaluate potential sites for storage.

The Company's Metals objectives for 2026 include:

•	Commissioning of our first commercial plant with continuous operations;
•	Securing larger and longer-term supply contracts and continuing the revenue ramp for solar panel recycling;
•	Selecting sites for facilities two and three and submit and securing permits for both sites;
•	Ordering the industry-scale equipment for our second industry-scale facility post stabilization of our first plant;
•	Extending and operating an upgrading production line capable of making high specification glass materials;
•	Finalizing the design for downstream metal recovery of the solar panel tailings; and
•	Operating a one-ton-per-day pilot that can recover silver products and other metals.

We believe we are on track for completing all of our 2026 objectives.

We expect capital expenditures for each of our remaining facilities to be approximately $15.0 million, including recycling, product upgrading, power generation and expanded storage. We are signing Master Service Agreements with major utility and electronics-recycling aggregators across the U.S., particularly in the Southwest, including California, Arizona, and Nevada, the Midwest, including Indiana and Ohio, the southeast, including Florida, Georgia, and in Texas. Future revenue growth will depend on the pace of new and replacement customer contracts, pricing, and our operating performance as we scale production.

Bioleum

Bioleum continues to expand its pilot production facilities and plan its first commercial demonstration facilities, along with the associated supply chain, including feedstock, site selection, engineering, construction, and offtake.

Bioleum’s objectives for 2026 include:

•	Secure and deploy a Hexas-based, commercial demonstration fuel farm;
•	Commercialize at least one major new project for dedicated feedstock applications;
•	Commercialize at least one major new project for renewable fuel applications; and
•	Advance our innovation and development efforts toward even higher yields, lower costs and lower capital.

Bioleum also offers to integrate its solutions into existing agriculture, forestry, pulp and paper, ethanol, and petroleum infrastructure, which may generate additional capacity, revenue, and royalty opportunities.

Strategic Investments

SSOF

We have also announced plans to monetize our non-mining real estate, and water rights as soon as practicable, subject to market conditions. SSOF is a qualified opportunity zone fund that owns SSE, a qualified opportunity zone business. Through SSE and its subsidiaries, SSOF owns or controls approximately 2,200 acres of land in Silver Springs, in addition to two manufacturing facilities currently leased to Comstock Metals, the Silver Springs Regional Airport, significant water and sewer rights, and other infrastructure assets.

SSOF’s objectives for 2026 include:

•	Transferring the pipeline commitments that secure access to natural gas for powering SSOF lands to SSOF;
•	Securing zoning changes for the first phase of planned industrial and power developments; and
•	Identifying monetization options and strategic partners for those developments and monetization.

SSOF has consolidated a significant land position with high potential for added power and energy infrastructure, datacenters and advanced manufacturing in Northern Nevada and is now advancing its efforts to maximize the realizable value while mitigating the Company’s capital requirements. While the completion of any development partnership or transaction is not guaranteed, the planned process is scheduled, and future updates are anticipated through the fourth quarter of 2026.

Green Li-ion Pte. LTD

We expect to explore the monetization of our remaining 35,662 Green Li-ion preferred shares once Green Li-ion experiences a liquidity event, subject to market conditions, most likely in late 2027 or 2028.

Mackay Gold & Silver Corp.

We expect to explore the monetization of our 2,000,000 common shares of Mackay Parent, that are contractually restricted until February 21, 2028, subject to its liquidity and other market conditions, most likely starting in February 2028 and continuing into 2028.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position and liquidity are based on our net sources of capital from financing as compared to our net uses of capital from investing and operating activities and ultimately, our ability to provide cash flows from our operations. Our cash balances at September 30, 2026 and December 31, 2025 were $39,454,853 and $16,951,645, respectively. At September 30, 2026, the Company has $4.0 million in restricted cash held in escrow for the Great Basin Guaranty and on October 9, 2026, the Company deposited an additional $2.0 million into the interest bearing escrow. The Company had current assets of $47,738,883 and current liabilities of $14,424,643, representing working capital excess of $33,314,240 at September 30, 2026.

The current liabilities include $4,762,863 of accrued expenses, including but not limited to $1,344,720 for third party research and development payables, $1,546,959 for accrued payroll and related expenses, accrued incentive compensation of $656,877, $570,961 representing the current portion of the payable to Flux Photon, and $620,028 for accrued vendor payables.

The Company intends to fund its operations over the next twelve months from existing cash and cash equivalents, proceeds received from the sale of the mining business, cash from sales from our solar panel recycling business, planned monetization of other non-strategic assets, and issuance of subsidiary-level equity (that is, by Bioleum). Based on these existing and expected funding sources, management believes we will have sufficient funds to sustain our operations and meet our commitments and collateral requirements including the Great Basin agreement during the 12 months following the date of issuance of the condensed consolidated financial statements included herein. While we have been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, non-registered equity placements, non-registered equity issued directly from certain subsidiaries, borrowings, and various other means, there is no assurance we will be able to obtain additional equity capital or other financing, if needed.

Our primary source of liquidity during the first nine-months of 2026 and 2025 was cash from financing activities. During the nine-months ended September 30, 2026, we generated $56,367,316 in cash from our financing activities and we used $25,323,874 and $8,540,234, respectively, in cash in our operating and investing activities. During the nine-months ended September 30, 2025, we generated $60,341,689 in cash from our financing activities and we used $18,486,753 and $11,096,855, respectively, in cash in our operating and investing activities.

The Company continues commercializing its metals recycling line of business. Comstock Metals has received all permits for and is currently operating its first industry scale facility, with a capacity of up to 100,000 tons of processed material per year, for capital expenditures of approximately $14.5 million. The first industry scale facility was funded from equity proceeds. Future industry scale facilities and metal recovery capacities will be funded from prior equity proceeds, cash flow from operations and future debt proceeds, as needed, including direct term loans or industrial bonds and/or other alternative qualified loan financings. Comstock Metals expects to deploy at least four more industry scale facilities operating with up to 100,000 tons of annual capacity coming online over the next five years (2026 through 2030), with strategically located storage areas that are also being planned across the U.S. markets. The Company is also developing metal extraction solutions for the recovery of higher purity and higher value metal realization with a one-ton-per-day pilot facility that recently commenced operating. Comstock Metals had deferred revenue of $2,099,851 at December 31, 2025, billed an additional $2,770,689 to deferred revenue and recognized $320,380 of those amounts into revenue during the nine-months ended September 30, 2026. Accordingly, Comstock Metals had $4,550,160 of deferred revenue representing fees billed for recycling services that have not yet been processed and not yet recognized as revenue at September 30, 2026.

Under the precedent agreement with Great Basin Gas Transmission Company (“Great Basin”), the Company is responsible for providing financial assurance of up to approximately $39.0 million by December 31, 2026 and approximately $54.0 million by December 2027 in connection with the planned natural gas transportation capacity. The Company anticipates satisfying this requirement through a combination of third-party surety bonding and financial support from SSOF, an equity method investee of the Company. SSOF is expected to fund the cash collateral or other financial commitments required to support the surety arrangements, potentially through note financing, and the Company expects SSOF to reimburse the Company cash funded in the escrow of $6.0 million. The Company expects that the use of third-party surety bonding will reduce the cash collateral required relative to the maximum financial assurance amount. However, the anticipated financing arrangement has not been finalized, and there can be no assurance that the anticipated financing arrangement will be obtained on acceptable terms. To the extent such arrangements are not completed, the Company may be required to identify alternative sources of financing or liquidity to satisfy its obligations under the precedent agreement including our existing cash, reduced discretionary spending and other financing alternatives. The Company also expects that 20-year firm transportation reservation charges will commence in November 2028. At September 30, 2026, the Company has funded $4.0 million in restricted cash held in an interest earning escrow and on October 9, 2026, the Company deposited an additional $2.0 million.

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

On November 21, 2025, the Company entered into an At the Market Offering Agreement (“2025 Titan ATM Agreement”) with Titan Partners to offer and sell registered shares of common stock of the Company at an aggregate offering price of up to $100 million from time to time, at our option, on terms we deem favorable. In 2026, the Company issued 872,838 registered shares of common stock to Titan Partners for an aggregate sales price of $3,479,181 at an average price per share of $3.99. At September 30, 2026, the 2025 Titan ATM Agreement has $94.2 million remaining capacity.

The Company has increasing access to a number of alternative capital resources, including $20 million in proceeds during 2025 from the Bioleum Preferred Series A offering, $92.0 million in gross proceeds from two recent CMPO equity raises, various grant sources, including a $2.0 million grant from the State of Oklahoma, and various planned asset sales in 2026 and 2027. The Company is also planning additional direct equity investment into Bioleum during the first quarter of 2027, from various strategic and other investors directly into Bioleum.

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

CRITICAL ACCOUNTING ESTIMATES

Except as described below, there have been no significant changes to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K. During the nine-months ended September 30, 2026, we identified the following additional critical accounting estimates.

Great Basin Guaranty. In March 2026, we recognized a guarantee liability, measured at fair value, for the Great Basin Guaranty (as defined in Note 9 to the condensed consolidated financial statements). The carrying amount was $475,000 as of September 30, 2026. With the help of third-party valuation specialists, we estimated fair value using a probability-weighted expected return method. Its significant unobservable inputs are the probabilities assigned to the base and failure scenarios and a 35% discount rate. The estimate is uncertain because it depends on future events largely outside our control, including Federal Energy Regulatory Commission approval and whether the Expansion Facilities (as defined in Note 9 to the condensed consolidated financial statements) are feasible. A higher probability of failure, or a lower discount rate, would have produced a higher liability. If a loss under the guaranty becomes probable, we may need to recognize additional liabilities. See Notes 9 and 12 to the condensed consolidated financial statements.

Performance-Based Stock Units. During 2026, we granted Performance Stock Units that vest based on continued service and on our common stock reaching specified share price targets. We estimate their grant-date fair value with a Monte Carlo simulation, which requires significant assumptions, most notably expected volatility and the risk-free interest rate. Higher assumed volatility generally increases fair value. Because the share price targets are market conditions, we recognize compensation cost over the service period whether or not the targets are achieved, so the assumptions used at grant determine the total expense we recognize. See Note 11 to the condensed consolidated financial statements.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item. For a discussion of risks related to commodity prices, see Part II, Item 1A, ‘Risk Factors,’ and the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4          CONTROLS AND PROCEDURES

A. Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act") was conducted. Our disclosure controls and procedures are designed to ensure information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act rules, and such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, were effective as of September 30, 2026, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2026, there was no change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1          LEGAL PROCEEDINGS

The Company’s metals and related activities are subject to various laws and regulations governing environmental protection. These laws and regulations are frequently changing and generally becoming more restrictive. The Company believes its operations comply with applicable laws and regulations, in all material respects. The Company continuously makes expenditures to comply with such laws and regulations but cannot predict the full amount of such future expenditures.

From time to time, we are involved in claims and proceedings that arise in the ordinary course of business. For a description of our pending legal proceedings see Note 9, Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A         RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025. The risk factors below supplement, and should be read together with, those risk factors.

The deferred and contingent consideration from the sale of our former mining business may be reduced, delayed or not received, and the value of the Mackay Parent common stock we received may decline.

On August 21, 2026, we completed the sale of our former mining entities to Mackay. A substantial portion of the consideration remains deferred, contingent or payable in Mackay Parent common stock, and our ability to realize that consideration depends on the performance, financial condition and future decisions of Mackay and Mackay Parent, which we do not control. The $7.0 million Second Tranche Payment is not due until up to eighteen months after June 21, 2026, and up to $2.0 million of it may be paid in Mackay Parent common stock. Although the Second Tranche Payment is secured by a deed of trust on the properties owned by the Acquired Entities, enforcing that security could be costly and time-consuming, and the value of the properties may not be sufficient to satisfy the amount owed. The $10.0 million Contingent Payment is payable only if, within seven years after closing, Mackay or Mackay Parent makes a construction decision or undergoes a change of control (each as defined in the Purchase Agreement), and neither event may occur. Payments under our 1.5% net smelter returns royalty depend on future mineral production from the properties, which may never occur and will be affected by metal prices, and Mackay may repurchase the royalty for a fixed payment. In addition, the 2,000,000 shares of Mackay Parent common stock we received are contractually restricted until February 21, 2028. The value of these shares has declined since closing, and we recognized an unrealized loss of $260,000 for the three and nine months ended September 30, 2026. The trading market for these shares may be limited, and we may be unable to sell them when the restrictions lapse at prices we consider acceptable or at all. The Purchase Agreement also restricts us and our affiliates from acquiring interests in property within five miles of the Acquired Entities’ properties. If any of the deferred or contingent consideration is reduced, delayed or not received, or if the value of the Mackay Parent common stock declines, our financial condition, liquidity and results of operations could be adversely affected.

Our obligations under our precedent agreement with Great Basin and the related guaranty require us to provide significant credit support, the amount of which may be substantial, and could require us to make substantial payments.

In November 2025, we entered into a precedent agreement with Great Basin (the “Precedent Agreement”) for the construction of pipelines and related facilities to our properties in Silver Springs, Nevada (the “Expansion Facilities”). Under the Precedent Agreement and a related guaranty executed on March 31, 2026 (the “Great Basin Guaranty”), we have guaranteed the performance of our obligations, including potential reimbursement of project development and default costs if the Precedent Agreement is terminated. We are required to provide credit support through a phased surety arrangement collateralized by an escrow account, and the required surety amount is expected to increase to approximately $39.0 million by December 31, 2026 and approximately $54.0 million by December 31, 2027. As of September 30, 2026, we had deposited $4.0 million into escrow, and we deposited an additional $2.0 million on October 9, 2026. We expect to satisfy the remaining requirements through a combination of third-party surety bonding and financial support from SSOF. However, the anticipated financing arrangement has not been finalized, and there can be no assurance that the anticipated financing arrangement will be obtained on acceptable terms. If they are not, we may be required to fund the collateral from our own resources or seek alternative financing, which may not be available on acceptable terms and could result in dilution to our stockholders. Great Basin may terminate the Precedent Agreement under certain circumstances, many of which are outside our control, including if it determines that the Expansion Facilities would be operationally or economically infeasible or if it does not receive and accept a final certificate order from the Federal Energy Regulatory Commission. If the Expansion Facilities are completed, we expect to be obligated for 20-year firm transportation reservation charges beginning in November 2028. If a loss under the Great Basin Guaranty becomes probable, we may be required to recognize additional liabilities, which could be material. Any of these events could materially and adversely affect our liquidity, financial condition and results of operations.

The Company has taken, and may be required to take additional, write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and share price, which could cause you to lose some or all of your investment.

During the nine months ended September 30, 2026, the Company recognized impairment losses of $16,415,894 in its Fuels Segment, consisting of $13,648,042 of developed technology intangible assets that were no longer relevant to Bioleum’s plans, $1,736,481 of capitalized engineering costs that had not yet been placed in service, and $1,031,371 representing its full net investment in an unaffiliated research and development company. The Company may be forced to later write down or write off additional assets, restructure its operations, or incur impairment or other charges that could result in losses, including with respect to its remaining Fuels Segment assets if Bioleum’s development plans change, Bioleum is unable to obtain financing, or there are adverse outcomes in pending litigation involving Bioleum. Unexpected risks may arise, and previously known risks may materialize. Even though these charges may be non-cash items and not have an immediate impact on the Company’s liquidity, the fact that the Company may report charges of this nature could contribute to negative market perceptions about the Company or its securities. In addition, charges of this nature may cause the Company to be unable to obtain future financing on favorable terms or at all.

ITEM 2          UNREGISTERED SALES OF EQUITY SECURITIES AND USES OF PROCEEDS

None.

ITEM 3          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4

MINE SAFETY DISCLOSURES

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 104 of Regulation S-K, we are required to disclose items believed to be violations of the Federal Mine Safety and Health Act of 1977, any health and safety standard, or any regulation, as administered by the Federal Mine Safety and Health Administration. The required information is included in Exhibit 95 to this Report on Form 10-Q. On August 21, 2026, we completed the sale of our former mining entities and, as of that date, no longer operate any mine subject to the Federal Mine Safety and Health Act of 1977. For a description of the sale, see Note 2, Divestiture and Acquisition, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 5          OTHER INFORMATION

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

101*

Interactive Data File (Quarterly Report on Form 10-Q, for the periods ended September 30, 2026, furnished in iXBRL (Inline eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, (ii) the Condensed Consolidated Statements of Operations for the three and nine-months ended September 30, 2026 and 2025, (iii) the Condensed Consolidated Statements of Changes in Equity for the three and nine-months ended September 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Cash Flows for nine-months ended September 30, 2026 and 2025 and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date: November 4, 2026

By: /s/ JUDD B. MERRILL
JUDD B. MERRILL
Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2026